Form 10-Q/A
period 1996-03-31
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1996-06-10
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

(mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period_________to _________

                           Commission File Number 0-23852

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                       04-2448516
(State or other jurisdiction                            (I.R.S. employer
incorporation or organization)                       identification number)

               20 UNIVERSITY ROAD, CAMBRIDGE, MASSACHUSETTS 02138
          (Address of principal executive offices, including zip code)

                                 (617) 661-1444
              (Registrant's telephone number, including area code)

Explanation:

The Company's response to Item 1, Financial Statements, contained in its Report on Form 10-Q is being amended to restate the following unaudited financial information for PSDI and MAC appearing in Footnote E in the Notes to Financial
Statements: (i) the Net Income of the Company for the three months ended March 31, 1995 and the six months ended March 31, 1996, and (ii) the Net Income of the Company and MAC, as combined, for the three months ended March 31, 1995 and the six months ended March 31, 1996.

Although pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company, in amending its Report on Form 10-Q, is only required to set forth the text of the item being amended, the Company is filing the entire Report (without Exhibits) since this is the first filing of the Company subject to Regulation S-T.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                  10-Q/A INDEX

PAGE

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL                                                                          PAGE
                   STATEMENTS

                   Consolidated Balance Sheets as of March 31, 1996 (unaudited) and September           4
                   30, 1995.
                   Consolidated Statements of Operations (unaudited) for the three and six              5
                   months  ended March 31, 1996 and 1995.
                   Consolidated Statements of Cash Flows (unaudited) for the three and six              6
                   months ended March 31, 1996 and 1995.
                   Notes to Consolidated Financial Statements.                                          7

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF          11
                   OPERATIONS

PART II.           OTHER INFORMATION

ITEM 6.                                  EXHIBITS AND REPORTS ON FORM 8-K                              21

SIGNATURE                                                                                              26

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                    ASSETS                         MARCH 31,     SEPTEMBER 30,
                                                                   ---------     -------------
                                                                     1996            1995
                                                                     ----            ----
                                                        (IN THOUSANDS,EXCEPT SHARE DATA)

Current assets:
    Cash and cash equivalents                                      $  7,407        $  9,346
    Marketable securities                                            35,842          36,025
    Accounts receivable, trade, less allowance
      for doubtful accounts of $1,557 in 1996 and
      $1,346 in 1995                                                 18,347          14,347
    Prepaid expenses                                                  1,719           1,267
    Deferred income taxes                                               553             452
                                                                   --------        --------
        Total current assets                                         63,868          61,437
                                                                   --------        --------
 Property and equipment, net                                          2,679           2,391
 Computer software costs, net                                           932             789
 Goodwill                                                             1,450            --
 Deferred income taxes                                                  369             314
 Other assets                                                            33              29
                                                                   --------        --------
        Total assets                                               $ 69,331        $ 64,960
                                                                   ========        ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                               $  6,454        $  5,116
    Accrued compensation                                              2,124           3,714
    Income taxes payable                                                (88)            603
    Deferred revenue                                                  8,945           6,601
    Line of credit                                                     --               325
    Leased equipment obligation                                           8              95
                                                                   --------        --------
        Total current liabilities                                    17,443          16,454
                                                                   --------        --------
 Deferred income taxes                                                  262             277
 Deferred rent                                                          119             158
 Deferred revenue                                                        32             469
  Leased equipment obligation                                          --                58

 Commitments and contingencies

 Preferred stock, $.01 par value;1,000,000 authorized,
  none issued and outstanding                                          --              --
 Common stock, $.01 par value;15,350,000 authorized;
  and outstanding 9,584,741 and 9,566,712 for 1996 and 1995,
  respectively                                                           96              96
 Additional paid-in capital                                          42,983          42,725
 Retained earnings                                                    8,066           4,492
 Cumulative translation adjustment                                      104             159
 Net unrealized gain on marketable securities                           226              72
                                                                   --------        --------
        Total stockholders' equity                                   51,475          47,544
                                                                   --------        --------

        Total liabilities and stockholders' equity                 $ 69,331        $ 64,960
                                                                   ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   MARCH 31,                             MARCH 31,
                                                      ------------------------------------------------------------------------
                                                          1996                1995                1996                1995
                                                          ----                ----                ----                ----
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Software                                            $      9,046        $      6,733        $     18,809        $     13,131
  Support and services                                       7,330               4,894              13,754               8,773
                                                      ------------        ------------        ------------        ------------
       Total revenues                                       16,376              11,627              32,563              21,904
                                                      ------------        ------------        ------------        ------------
Cost of revenues:
  Software                                                     452                 560               1,600               1,648
  Support and services                                       3,437               2,287               6,708               4,308
                                                      ------------        ------------        ------------        ------------
       Total cost of revenues                                3,889               2,847               8,308               5,956
                                                      ------------        ------------        ------------        ------------
Gross margin                                                12,487               8,780              24,255              15,948

Operating expenses:
  Sales and marketing                                        5,614               3,985              10,550               7,295
  Product development                                        1,590               1,736               3,460               2,954
  General and administrative                                 1,642               1,396               3,390               2,335
  Merger expenses                                              965                --                   965                --
                                                      ------------        ------------        ------------        ------------
       Total operating expenses                              9,811               7,117              18,365              12,584
                                                      ------------        ------------        ------------        ------------
Income from operations                                       2,676               1,663               5,890               3,364
  Interest income                                              416                 175                 856                 328
  Interest (expense)                                           (14)                 (6)                (30)                (11)
  Other income (expense), net                                  (85)                 29                 (89)                  7
                                                      ------------        ------------        ------------        ------------
Income before income taxes                                   2,993               1,861               6,627               3,688

Provision for income taxes                                   1,546                 854               3,052               1,582
                                                      ------------        ------------        ------------        ------------

Net income                                            $      1,447        $      1,007        $      3,575        $      2,106
                                                      ============        ============        ============        ============

Net income per share                                  $       0.14        $       0.12        $       0.36        $       0.25
                                                      ------------        ------------        ------------        ------------

Weighted number of common
and common equivalent shares                            10,019,196           8,560,065          10,034,049           8,522,115
                                                      ------------        ------------        ------------        ------------


The accompanying notes are an integral part of the consolidated financial statements

                PROJECT SOFTWARE & DEVELOPMENT, INC
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)

                                                        SIX MONTHS ENDED  SIX MONTHS ENDED
                                                           MARCH  31,         MARCH  31,
    (IN THOUSANDS)                                           1996              1995
                                                        ----------------------------------
Cash flows from operating activities:
 Net income                                               $  3,575        $  2,106
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                               1,463           1,541
 Loss on sale and disposal of property
  and equipment                                                 21              14
 Amortization of discount on marketable securities             145             (45)
 Deferred rent                                                 (39)            (14)
 Deferred taxes                                               (173)           (435)
 Changes in operating assets and liabilities,
  net of acquisitions:
  Accounts receivable                                       (3,498)         (2,669)
  Prepaid expenses                                            (404)           (735)
  Other assets                                              (1,517)             56
  Accounts payable                                             973             489
  Accrued expenses                                            (673)           (349)
  Accrued compensation                                      (1,389)            217
  Income taxes payable                                        (683)           (624)
  Deferred revenue                                           1,946           1,848
                                                          --------        --------
Net cash (used in)/provided by operating activities           (253)          1,400
                                                          --------        --------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash                       108            --
 Acquisitions of property and equipment                       (921)           (887)
 Proceeds from sale of property and equipment                 --                 2
 Additions to computer software costs                         (888)            (32)
 Purchase of marketable securities                         (85,935)        (13,400)
 Sale of marketable securities                              86,126           5,435
                                                          --------        --------
Net cash used in investing activities                       (1,510)         (8,882)
                                                          --------        --------
Cash flows from financing activities:
 Payments on leased equipment                                  (19)           (398)
 (Payments)borrowings on bank loan                            (450)            169
 Proceeds from issuance of common stock                        256              67
                                                          --------        --------
Net cash used in financing activities                         (213)           (162)
                                                          --------        --------
Effect of exchange rate changes on cash                         37               6
                                                          --------        --------

Net (decrease)increase in cash and cash equivalents         (1,939)         (7,638)

Cash and cash equivalents, beginning of period               9,347          14,607
                                                          --------        --------
Cash and cash equivalents, end of period                  $  7,407        $  6,969
                                                          ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

A.   BASIS OF  PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the Company), as of March 31, 1996 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 1996, or for any other future period.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 1995.

          The consolidated financial statements of the Company for all periods prior to March 31, 1996 included in this report include the results and balances of an acquisition accounted for as pooling-of-interests.

B.  CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments purchased with maturities of three months or less at the time of acquisition to be cash equivalents. As of March 31, 1996 and September 30, 1995, the Company's cash equivalents were comprised primarily of money market funds, which are stated at cost, which approximates market.

C.  MARKETABLE SECURITIES

         Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Dividend and interest income, including amortization of premium and discount arising at acquisition, are included in income. The Company's marketable securities are classified as available-for-sale and are stated at their fair market value. The fair market value of marketable securities was determined based on quoted market prices. Unrealized gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity. The unrealized holding gains for the three and six months ended March 31, 1996 were $60,000 and $197,000, respectively. The unrealized holding losses for the three and six months ended March 31, 1996 were $33,000 and $43,000. As of March 31, 1996, all marketable securities were classified as current assets.

D.  COMPUTER SOFTWARE COSTS

         Internally developed software costs capitalized were $380,000 and $0 for the three months ended March 31, 1996 and 1995, respectively, and $634,000 and $0 for the six months ended March 31, 1996 and 1995, respectively. Amortization expense was $22,000 and $108,000 for the three months ended March 31, 1996 and 1995, respectively, and $695,000 and $904,000 for the six months ended March 31, 1996 and 1995, respectively. For the three months ended December 31, 1996, the Company changed the estimated useful life of its internally developed software related to MAXIMO from three years to fifteen months. This change in estimate resulted in additional amortization expense of $565,000. For the three months ended December 31, 1994, the Company accelerated the amortization expense of its internally developed software related to its P/X product, which resulted in $514,000 of additional expense.

E.  ACQUISITIONS

         On December 27, 1995, the Company acquired the shares of its Swedish distributor, Planneringssystem och Datorer i Norden AB for the sum of $517,000 (3,414,000 SEK). In addition, the Company will pay the seller an earnout based on revenue target achievement for the fiscal year ended September 30, 1996. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

         On March 1, 1996, the Company acquired certain assets and assumed specific liabilities of the IHS department of debis Systemhaus Standard - Software - Produkte GmbH for the sum of $646,000 (946,000 DM). In addition, the Company will pay an earnout based on revenue target achievement for the twelve months ended December 31, 1996. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

         On March 1, 1996, the Company acquired all of the outstanding common stock of Maintenance Automation Corporation ("MAC"), a developer of PC-based maintenance management software, in exchange for the issuance of 368,946 shares of common stock. The transaction has been accounted for as a pooling-of-interests. Costs of the merger were $965,000. This acquisition was deemed to be immaterial for presentation of pro forma information purposes. The Company's consolidated financial statements for all years prior to the acquisition will be restated to include MAC. MAC's fiscal year for financial reporting purposes was changed from December 31 to September 30 for the period ended September 30, 1995. MAC's results of operations for the nine-month period ended September 30, 1995 and twelve-months ended December 31, 1994 and 1993 will be included in the Company's 1995, 1994 and 1993 results, respectively. Accordingly, MAC's operations for the months ended October through and including December 1994 will not be included in the Company's September 30, 1995 results. Revenues and net income for MAC for October through and including December 1994 were $1,083,000 and $78,300, respectively, and will be included in the Company's September 30, 1994 results.

         The following is certain unaudited financial information for PSDI and MAC for the period before the combination was consumated that are included in the current combined net income:

(in thousands)

REVENUE:                      Three months    Three months      Six months      Six months
                                     ended           ended           ended           ended
                                     -----           -----           -----           -----
                                  03/31/96        03/31/95        03/31/96        03/31/95
                                  --------        --------        --------        --------
     PSDI                         $ 14,710        $ 10,560        $ 28,925        $ 20,837
     MAC                          $  1,666        $  1,067        $  3,638        $  1,067
                                  --------        --------        --------        --------
      Combined                    $ 16,376        $ 11,627        $ 32,563        $ 21,904
                                  --------        --------        --------        --------

NET INCOME:

     PSDI                         $  2,049        $  1,282        $  4,451        $  2,381
     MAC                              (602)       $   (275)       $   (876)       $   (275)
                                  --------        --------        --------        --------
      Combined                    $  1,447        $  1,007        $  3,575        $  2,106
                                  --------        --------        --------        --------

F.  INCOME PER SHARE

         Income per share is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents (using the treasury stock method). For purposes of this calculation, outstanding warrants and stock options are considered common stock equivalents in the periods in which they have a dilutive effect. Fully diluted and primary income per share data are the same for each period presented.

G.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest and taxes was as follows:

                        Six months ended

                           March 31,
                       1996         1995
(in thousands)
Interest             $   30       $   11
Income taxes          3,751        2,588

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

         The Company develops, markets and supports applications software used by business, government and other organizations to improve the productivity of facilities, plants and production equipment. The Company's revenues are derived primarily from two sources: software licenses and fees for services, including support contracts and training and consulting services. The Company experienced a significant shift in the sources of its revenues as a result of its decision in 1989 to concentrate its resources on the development and marketing of enterprise-wide asset maintenance management systems operating in a client/server environment. The Company acquired Maintenance Automation Corporation ("MAC") on March 1, 1996. MAC is a developer of PC-based maintenance management software. Prior to 1991, the Company's revenues were derived primarily from licenses of its mainframe and other software (consisting of character-based software designed to run on mainframe, minicomputers and personal computers), and, to a lesser extent, from sales of computer hardware.

         The Company released MAXIMO, its first client/server product, in 1991, and released P/X, its second client/server product, in 1992. In fiscal year ended September 30, 1991, revenues from client/server software constituted 11.4% of software revenues. By the fiscal year ended September 30, 1995, revenues from client/server software accounted for 98.6% of software revenues, of which 92.7% was attributable to MAXIMO. In the quarter ended March 31, 1996, the Company released a new version of MAXIMO, MAXIMO Enterprise. MAXIMO Enterprise runs on Oracle and Sybase platforms and is intended for the higher-end market. The newly acquired product resulting from the acquisition of MAC has been renamed MAXIMO ADvantage and is intended for the lower-end market supported by Microsoft Access.

          Revenues from mainframe and other software have declined sharply, dropping to 1.4% of software revenues in the fiscal year ended 1995. The Company no longer actively markets its mainframe and other software products, although it provides technical support and other services to its installed customer base.

         Revenues from licenses of P/X grew from $1,148,000 in fiscal year 1992 to $3,219,000 in fiscal year 1993 and $3,604,000 in fiscal year 1994. However, P/X has not achieved market acceptance, and revenues from P/X software licenses declined to $1,622,000 in fiscal year 1995. The Company released a new version of P/X in July 1995. This release has not received the market acceptance that the Company had anticipated for this product.

         The sources of the Company's revenues from support and services have also shifted since the introduction of the Company's new generation of client/server products. Revenues from support and services relating to the Company's client/server products have increased, while those relating to the Company's mainframe and other software have declined.

         The Company has experienced an increase in the average selling price of its MAXIMO client/server software licenses during fiscal 1995. The Company attributes this increase in part to its introduction during fiscal year 1994 of a version of MAXIMO for use with the ORACLE database management system. This version of MAXIMO has a higher entry price and is typically implemented in configurations involving a larger number of users, for whom additional license fees are paid. Larger software license contracts, if any, may have a significant impact on revenues for any quarter and could therefore result in significant fluctuations in quarterly revenues and operating results.

         The Company's revenues attributable to its operations outside North America are a significant portion of revenues. The Company expects that international revenues will continue to be a significant percentage of total revenues. As the percentage of the Company's total revenues which are derived from international operations and are conducted in foreign currencies grows, changes in the values of these foreign currencies relative to the United States dollar will affect the Company's results of operations, and may contribute to fluctuations in the Company's results of operations. The functional currencies of the Company's international subsidiaries include the pound sterling, the French franc, the German deutschemark, the Dutch guilder, the Swedish krona, and the Australian and Canadian dollars, each of which has fluctuated significantly in relation to the United States dollar. In addition, the Company is exposed to potential losses as a result of transactions giving rise to accounts receivable in currencies other than the United States dollar or the functional currencies of its international subsidiaries. When the value of a foreign currency in which the accounts receivable of the Company are denominated changes between the date the account receivable is accrued and the date on which it is settled, the resulting gain or loss is recorded as a foreign currency transaction adjustment. The Company recorded foreign currency transaction losses of $153,000 for the six months ended March 31, 1996 and foreign currency transaction gains of $18,000 for the six months ended March 31, 1995. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations.

         To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

Business Combinations.

         On December 27, 1995, the Company acquired the assets of its Swedish distributor, Planneringssystem och Datorer i Norden AB for the sum of $517,000 (3,414,000 SEK). In addition, the Company will pay the seller an earnout based on revenue target achievement for the fiscal year ended September 30, 1996. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

         On March 1, 1996, the Company acquired certain assets and assumed specific liabilities of the IHS department of debis Systemhaus Standard - Software - Produkte GmbH for the sum of $646,000 (946,000 DM). In addition, the Company will pay an earnout based on revenue target achievement for the twelve months ended December 31, 1996. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

         On March 1, 1996, the Company acquired all of the outstanding common stock of MAC in exchange for the issuance of

368,946 shares of common stock. MAC provides the Company an existing telesales channel which can target industries supplemental to those currently targeted by the Company's existing direct sales channel, such as real estate management, hotels and small education and medical facilities. MAC's existing product, CHIEF ADvantage has been renamed MAXIMO Advantage. The transaction has been accounted for as a pooling-of-interests. Costs of the merger were $965,000. The consolidated financial statements of the Company for all periods prior to March 31, 1996 include the results and balances of this acquisition.

RESULTS OF OPERATIONS

Revenues.

         Total revenues increased 40.8% to $16,376,000 from $11,627,000 for the three months ended March 31, 1996 and 1995, respectively, and 48.7% to $32,563,000 from $21,904,000 for the six months ended March 31, 1996 and 1995, respectively. The three and six months prior year comparative revenues include only three months of MAXIMO ADvantage revenues, as MAC's fiscal year was changed to coincide with the Company's. The growth in revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside North America. Revenues generated outside North America increased 45.2% to $6,870,000 or 42.0% of total revenues in the three months ended March 31, 1996 from $4,733,000 or 40.7% of total revenues in the three months ended March 31, 1995 and increased 42.1% to $12,522,000 or 38.5% of total revenues in the six months ended March 31, 1996 from $8,813,000 or 40.2% of total revenues in the six months ended March 31, 1995.

         The Company's software revenues increased 34.4% to $9,046,000 from $6,733,000 for the three months ended March 31, 1996 and 1995, respectively, and increased 43.2% to $18,809,000 from $13,131,000 for the six months ended March 31, 1996 and 1995, respectively. The Company's MAXIMO software revenues increased 39.0% to $8,913,000 from $6,412,000 for the three months ended March 31, 1996 and 1995, respectively, and increased 48.6% to $18,162,000 from $12,226,000 for the six months ended March 31, 1996 and 1995, respectively. The Company's P/X software revenues decreased 96.4% to $8,600 from $239,000 for the three months ended March 31, 1996 and 1995, respectively, and 56.6% to $348,000 from $801,000 for the six months ended March 31, 1996 and 1995, respectively. The increase in revenues for the three and six months ended March 31, 1996 can be attributed to the increases in the number of licenses sold. In the six months ended March 31, 1995, the Company concluded two large software license agreements that exceeded one million dollars each. While the Company did not recognize a sale of this magnitude in the three months ended December 31, 1995, it recognized $630,000 of software license revenue under one of those agreements in the three months ended December 31, 1995. Software revenues as a percentage of total revenues decreased to 55.2% from 57.9% for the three months ended March 31, 1996 and 1995, respectively, and decreased to 57.8% from 59.9% for the six months ended March 31, 1996 and 1995, respectively. Revenues from licenses of MAXIMO and from related support and services increased 52.9% to $14,777,000 from $9,665,000 or 90.2% and 83.1% of total revenues for the three months of March 31, 1996 and 1995, respectively, and increased 63.2% to $29,083,000 from $17,817,000 or 89.3% and 81.3% of total revenues for the six months of March 31, 1996 and 1995, respectively. Revenues from licenses of P/X and from related support and services decreased 14.5% to $1,014,000 from $1,186,000 or 6.2% and 10.2% of total revenues for the three months ended March 31, 1996 and 1995, respectively, and decreased 5.7% to $2,419,000 from $2,566,000 or 7.4% and 11.7% of total revenues for the six months ended March 31, 1996 and 1995, respectively.

         Revenues from the Company's mainframe and other software and related support and services decreased 24.8% to $584,000 from $777,000 for the three months ended March 31,1996 and 1995, respectively, and decreased 30.3% to $1,061,000 from $1,522,000 for the six months ended March 31, 1996 and 1995, respectively. The Company no longer actively markets its mainframe and other software products.

         Revenues from support and services increased 49.8% to $7,330,000 from $4,894,000 for the three months ended March 31, 1996 and 1995, respectively, and increased 56.8% to $13,754,000 from $8,773,000 for the six months ended March 31, 1996 and 1995, respectively. The increase is due primarily to increased sales of support contracts and use of the Company's training and consulting services in connection with licenses of the Company's MAXIMO software, partially offset by declines in sales of support contracts and services relating to the Company's mainframe and other software.

Cost of Revenues.

         The total cost of revenues increased 36.6% to $3,889,000 from $2,847,000 for the three months ended March 31, 1996 and 1995, respectively, and increased 39.5% to $8,308,000 from $5,956,000 for the six months ended March 31, 1996 and 1995, respectively. The three and six months prior year comparative cost of revenues include only three months of MAXIMO ADvantage expenses, as MAC's fiscal year was changed to coincide with the Company's. The total cost of revenues as a percentage of total revenues was 23.7% and 24.5% for the three months ended March 31, 1996 and 1995, respectively, and 25.5% and 27.2% for the six months ended March 31, 1996 and 1995, respectively.

         Cost of software revenues decreased 19.3% to $452,000 from $560,000 for the three months ended March 31, 1996 and 1995, respectively, and decreased 2.9% to $1,600,000 from $1,648,000 for the six months ended March 31, 1996 and 1995, respectively . The cost of software revenues decreased as a percentage of software revenues to 5.0% from 8.3% for the three months ended March 31, 1996 and 1995, respectively, and 8.5% from 12.6% for the six months ended March 31, 1996 and 1995. The decrease as a percentage of revenues is primarily attributable to a decrease in amortization expense of internally developed software and an increase in the revenue base. In the three months ended December 31, 1995, the Company changed the estimated useful life of its MAXIMO Enterprise product from three years to fifteen months to accurately reflect the lifecycles for new releases of this product. This change resulted in additional amortization expense of $565,000. For the three months ended December 31, 1994, the Company accelerated the amortization expense of its internally developed software related to its P/X product, which resulted in $514,000 of additional expense.

         Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. Cost of support and services revenues increased by 50.3% to $3,437,000 from $2,287,000 for the three months ended March 31, 1996 and 1995, respectively, and increased by 55.7% to $6,708,000 from $4,308,000 for the six months ended March 31, 1996 and 1995, respectively. Cost of support and services increased as a percentage of support and services revenues to

46.9% from 46.7% for the three months ended March 31, 1996 and 1995, respectively, and decreased as a percentage of support and services revenues to 48.8% from 49.1% for the six months ended March 31, 1996 and 1995, respectively. During the three months ended December 31, 1994, the Company increased personnel and utilization of personnel to secure a significant software license agreement rather than these employees undertaking billable assignments.

Sales and Marketing Expenses.

         Sales and marketing expenses increased 40.9% to $5,614,000 from $3,985,000 for the three months ended March 31, 1996 and 1995, respectively, and increased 44.6% to $10,550,000 from $7,295,000 for the six months ended March 31, 1996 and 1995, respectively. The three and six months prior year comparative sales and marketing expenses include only three months of MAC's expenses, as their fiscal year was changed to coincide with the Company's. The increases are primarily due to increases in the number of sales personnel, sales commissions, travel and lodging expenses, and an increase in advertising costs. Sales and marketing expenses as a percentage of total revenues remained the same and were 34.3% for both of the three months ended March 31, 1996 and 1995, but decreased as a percentage of total revenues to 32.4% from 33.3% for the six months ended March 31, 1996 and 1995, respectively. The decrease as a percentage of revenues is due primarily to the increased productivity of the Company's sales and marketing staffs combined with the timing of expenses and increased sales of the Company's MAXIMO product by distributors.

Product Development Expenses.

         Product development expenses decreased 8.4% to $1,590,000 from $1,736,000 for the three months ended March 31, 1996 and 1995, respectively, and increased 17.1% to $3,460,000 from $2,954,000 for the six months ended March 31, 1996 and 1995, respectively. The three and six months prior year comparative product development expenses include only three months of MAC's expenses, as their fiscal year was changed to coincide with the Company's. The decrease for the three months ended March 31, 1996 is attributable to capitalization of internal software development costs, as there were no expenses capitalized for the comparative three month period. The increase for the six months ended March 31, 1996 is primarily due to the engagement of additional employees and third party consultants to work on the new release of MAXIMO (MAXIMO Enterprise), offset by the capitalization of the software costs related to the product, as no software costs were capitalized for the comparative six month period.

         Product development expenses decreased to 9.7% from 14.9% of total revenues for the three months ended March 31, 1996 and 1995, respectively, and decreased to 10.6% from 13.5% of total revenues for the six months ended March 31, 1996 and 1995, respectively. The Company continues to spend an increasing percentage of its development expenses on its MAXIMO product than it does on its P/X product. The decreases as a percentage of revenues is attributable to the capitalization of internal software developments costs in the current period versus no capitalization of expenses in the comparative period.

General and Administrative Expenses.

         General and administrative expenses include the cost of the Company's finance, human resources, information services and administrative operations. General and administrative expenses increased 17.6% to $1,642,000 from $1,396,000 for the three months ended March 31, 1996 and 1995, respectively, and increased 45.2% to $3,390,000 from $2,335,000 for the six months ended March 31, 1996 and 1995, respectively. The three and six months prior year comparative general and administrative expenses include only three months of MAC's expenses, as their fiscal year was changed to coincide with the Company's. The increase is primarily due to an increase in the provision for bad debt expenses in proportion to the increase in receivables. Also contributing to the increase are the expenses related to professional fees in connection with growth and transactions of the Company, including goodwill amortization, as well as, increases in insurance premiums resulting from the second public offering in July 1995. General and administrative expenses as a percentage of total revenues decreased to 10.0% from 12.0% in the three months ended March 31, 1996 and 1995, respectively, and to 10.4% from 10.7% in the six months ended March 31, 1996 and 1995, respectively. The decreases as a percentage of revenues is attributable to salary reductions of MAC executives and the ability of the Company to manage a larger revenue base without commensurate increases in general and administrative expenses.

Other Income/Expense.

         Interest income for the three months ended March 31, 1996 and 1995 was $416,000 and $175,000, respectively, and $856,000 and $328,000 for the six months ended March 31, 1996 and 1995. The increases are due to interest earned on certain cash equivalents and marketable securities.

Provision for Income Taxes.

         The Company's effective tax rate was 51.6% and 45.9% for the three months ended March 31, 1996 and 1995, respectively and 46.1% and 42.9% for the six months ended March 31, 1996 and 1995, respectively. The increase in the effective tax rate for the six months ended March 31, 1996 can be attributed to merger expenses of $965,000, which are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had cash and cash equivalents of approximately $7,407,000 and working capital of $46,425,000. Cash used by operations for the six months ended March 31, 1996 was $253,000 and is attributable to the funding of accounts receivables, the payout of fiscal 1995 employee bonuses and the acquisition costs in connection with the purchase of our Swedish and German distributors, offset by income earned for the period. Cash used in investing activities totaled $1,510,000, primarily for the purchase of computer equipment and capitalization of internal software costs. Cash used by financing activities was $213,000 and is attributable to the repayment of MAC's equipment loans and amounts borrowed on their line of credit, offset by employee stock option exercises.

         The Company's principal commitments as of March 31, 1996 consisted primarily of an office lease for its headquarters and leases of motor vehicles. The Company's subsidiaries have financed certain capital asset purchases at interest rates ranging from 9.5% to 15.0%. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements which expire at various dates through March 1999.

         In March 1996, the Company extended its $5,000,000 unsecured line of credit with Chase Manhattan Bank, N.A., which will expire on March 31, 1997. The Company believes that its current cash balances combined with cash flow from operations and credit available under its bank line of credit will be sufficient to meet its working capital and capital expenditure requirements through at least December 31, 1996.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS;SEASONALITY

         The Company generally ships its products upon receipt of orders and maintains no significant backlog. As a result, revenues from license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. A delay in or loss of orders can cause significant variations in quarterly operating results. In addition, the Company's revenues and operating results have fluctuated historically, due to the number and timing of product introductions and enhancements, the budgeting and purchasing cycles of customers and the timing of large orders, the timing of product shipments and the timing of marketing and product development expenditures. Large software license contracts, if any, may have a significant impact on revenues for any quarter and could therefore result in significant fluctuations in quarterly revenues and operating results. The Company's revenues and income from operations typically grow at a lower rate or decline in the first quarter of each fiscal year. In addition, revenues are typically higher in the fourth quarter than in other quarters of the year reflecting the Company's fiscal year end and a sales commission policy that bases rewards on achievement of annual quotas. As a result of these factors, the Company has experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results.

                           Part II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Stockholders was held on February 13, 1996. At the Annual Meeting the stockholders of the Company voted to approve the following actions by the following votes:

         1. To fix the number of directors that shall constitute the whole Board of Directors of the Company at five.

                                              No. of Shares
                                              -------------
                  For                             8,181,938
                  Against                            45,705
                  Abstain                             1,150
                  No Vote                                 0





         2.       To elect the following as directors of the Company:

                                            Total Vote     Total Vote
                                            For Each       Withheld From
                                            Director       Each Director
                                            --------       -------------
                  Robert L. Daniels         8,196,068         32,725
                  Dean F. Goodermote        8,196,068         32,725
                  Charles S. Jones          8,195,318         33,475
                  Michael D. Marvin         8,195,318         33,475
                  William G. Nelson         8,195,318         33,475

         3. To amend the Company's 1994 Incentive and Nonqualified Stock Option Plan to increase the number of shares of Common Stock that may be granted thereunder from 900,000 to 1,800,000.

                                                         No. of Shares
                                                         -------------
                   For                                       5,767,634
                   Against                                   2,077,707
                   Abstain                                       2,749
                   No Vote                                     380,703



         4. To amend the Company's 1994 Incentive and Nonqualified Stock Option Plan to provide for formula grants to members of the Company's Board of Directors who are not employees of the Company or one of the Company's subsidiaries.

                                                          No. of Shares
                                                          -------------
                 For                                          6,424,240
                 Against                                      1,436,502
                 Abstain                                          3,249
                 No Vote                                        364,802



         5. To approve the proposal to ratify the appointment by the Board of Directors of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the current fiscal year.

                                                          No. of Shares
                                                          -------------
                  For                                         8,226,393
                  Against                                           625
                  Abstain                                         1,775
                  No Vote                                             0

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.       Instruments Defining the Rights of Security-Holders

                           3.1      Amended and Restated Articles of
                                    Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

                           3.2      Restated By-Laws of the Company (included as
                                    Exhibit 3.4 to the Company's Registration
                                    Statement on Form S-1, Registration No.
                                    33-76420, and incorporated herein by
                                    reference)

                  10.      Material Contracts

                           10.1 Directors and Officers Liability Insurance and Company Reimbursement Policy of the Company issued by Lexington Insurance Company for the period of March 18, 1996 through March 18, 1997 (included as Exhibit
                                    10.1 to the Company's Quarterly Report on
                                    Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

                           10.2 Directors and Officers Liability Insurance and Company Reimbursement Policy of the Company issued by Zurich Insurance Company for the period of March 18, 1996 through March 18, 1997 (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

                           10.3 Project Software & Development, Inc. 1994 Incentive and Nonqualified Stock Option Plan, as amended (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

                           10.4 Agreement and Plan of Merger, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz, Mitchell
                                    B. Knecht, Heidi D. Knecht, Nicholas E.
                                    Meola,Naomi R. Meola, Johnson Controls, Inc.
                                    and Eli G. Katz, as agent (included as
                                    Exhibit 10.4 to the Company's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    March 31, 1996, File No. 0-23852, and
                                    incorporated herein by reference)

                           10.5 Escrow Agreement, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz, Mitchell B. Knecht, Heidi D. Knecht, Nicholas E.Meola, Naomi R. Meola, Johnson Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

                           10.6 Registration Rights Agreement, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz, Mitchell
                                    B. Knecht, Heidi D. Knecht, Nicholas E.
                                    Meola, Naomi R. Meola, Johnson Controls,
                                    Inc. and Eli G. Katz, as agent (included as
                                    Exhibit 4.4 to the Company's Registration
                                    Statement on Form S-3, Registration No.
                                    333-2346, and incorporated herein by
                                    reference)

                           11.1 Statement re computation of per share earnings (included as Exhibit 11.1 to the

                                    Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

                           27.      Financial Data Schedule

                  (b)      Reports filed on Form 8-K

                           (1) The Company filed a current report on Form 8-K on March 1, 1996.

                                    Item 5. Other Events - Information
                                    concerning the Company's Acquisition of
                                    Maintenance Automation Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PROJECT SOFTWARE & DEVELOPMENT, INC.

Date: June 10, 1996        By:   /s/ Paul D. Birch
                                 -----------------
                                 Paul D. Birch
                                 Authorized Officer
                                 Vice President Finance & Administration,
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.      DESCRIPTION                                                 PAGE
- ---      -----------                                                 ----

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1,
         Registration No. 33-76420, and incorporated herein by reference)

3.2      Restated By-Laws of the Company (included as
         Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

10.1 Directors and Officers Liability Insurance and Company Reimbursement Policy of the Company issued by Lexington Insurance Company for the period of March 18, 1996 through March 18, 1997 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No.0-23852, and incorporated herein by reference)

10.2 Directors and Officers Liability Insurance and Company Reimbursement Policy for the Company issued by Zurich Insurance Company for the period of March 18, 1996 through March 18, 1997(included as Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

10.3 Project Software & Development, Inc. 1994 Incentive and Nonqualified Stock Option Plan, as amended (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

10.4     Agreement and Plan of Merger, dated as of March
         1,1996, by and among the Company, Toolbox
         Acquisition Corp., Maintenance Automation
         Corporation, Johnson Controls,

EXHIBIT
NO.      DESCRIPTION                                                 PAGE
- ---      -----------                                                 ----

         Inc., Eli G. Katz, Phyllis S. Katz, Mitchell B. Knecht, Heidi D. Knecht, Nicholas E. Meola, Naomi
         R. Meola, Johnson Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

10.5 Escrow Agreement, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz, Mitchell B. Knecht, Heidi D. Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson Controls, Inc. and Eli G. Katz, as agent(included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No.0-23852, and incorporated herein by reference)

10.6     Registration Rights Agreement, dated as of March
         1,1996, by and among the Company, Toolbox
         Acquisition Corp., Maintenance Automation
         Corporation, Johnson Controls, Inc., Eli G.
         Katz,Phyllis S. Katz, Mitchell B. Knecht, Heidi D.
         Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson
         Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

11.1     Statement re computation of per share earnings
         (included as Exhibit 11.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1996, File No. 0-23852, and incorporated herein by reference)

27       Financial Data Schedule