Form 10-Q
period 1996-06-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1996-08-13
CIK 920354

                                 UNITED STATES 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

(mark one)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
- --- EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------   ----------------

                         Commission File Number 0-23852

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
              Exact name of registrant as specified in its charter)

             MASSACHUSETTS                        04-2448516
      (State or other jurisdiction             (I.R.S employer
       incorporation or organization)         identification number)

               20 UNIVERSITY ROAD, CAMBRIDGE, MASSACHUSETTS 02138
           Address of principal executive offices, including zip code)

                                 (617) 661-1444
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 9,639,150 shares of common stock, $.01 par value per share, as of July 31, 1996.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX

PAGE
- ----

PART I.       FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS                                    PAGE

              Consolidated Balance Sheets as of June 30, 1996           3
              (unaudited) and September 30, 1995.

              Consolidated Statements of Operations (unaudited)         4
              for the three and nine months ended June 30, 1996 and 1995.

              Consolidated Statements of Cash Flows (unaudited)         5
              for the nine months ended June 30, 1996 and 1995.

              Notes to Consolidated Financial Statements.               6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         10
              CONDITION AND RESULTS OF OPERATIONS

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                          20

SIGNATURE                                                               21

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                    ASSETS                      JUNE 30, SEPTEMBER 30,
                                                                -------- -------------
                                                                  1996       1995
                                                                  ----       ----

                                                          (IN THOUSANDS,EXCEPT SHARE DATA)
Current assets:
   Cash and cash equivalents                                    $ 6,380    $ 9,346
   Marketable securities                                         35,912     36,025
   Accounts receivable, trade, less allowance
     for doubtful accounts of $1,887 in 1996 and
     $1,346 in 1995                                              22,289     14,347
   Prepaid expenses                                               1,611      1,267
   Deferred income taxes                                            663        452
                                                                -------    -------
       Total current assets                                      66,855     61,437
                                                                -------    -------

Property and equipment, net                                       3,103      2,391
Computer software costs, net                                        882        789
Goodwill                                                          1,616       --
Deferred income taxes                                               344        314
Other assets                                                         32         29
                                                                -------    -------
       Total assets                                             $72,832    $64,960
                                                                =======    =======


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $ 6,046    $ 5,116
   Accrued compensation                                           2,708      3,714
   Income taxes payable                                             808        603
   Deferred revenue                                               8,063      6,601
   Line of credit                                                    --        325
   Leased equipment obligation                                        2         95
                                                                -------    -------
       Total current liabilities                                 17,627     16,454
                                                                -------    -------

Deferred income taxes                                               219        277
Deferred rent                                                       102        158
Deferred revenue                                                    270        469
Leased equipment obligation                                          --         58

Commitments and contingencies

Preferred stock, $.01 par value;1,000,000 authorized,
 none issued and outstanding                                         --         --
Common stock, $.01 par value;15,350,000 authorized;
 and outstanding 9,639,150 and 9,566,712 for 1996 and 1995,
 respectively                                                        96         96
Additional paid-in capital                                       43,470     42,725
Retained earnings                                                10,816      4,492
Cumulative translation adjustment                                    46        159
Net unrealized gain on marketable securities                        186         72
                                                                -------    -------
       Total stockholders' equity                                54,614     47,544
                                                                -------    -------

       Total liabilities and stockholders' equity               $72,832    $64,960
                                                                =======    =======



The accompanying notes are an integral part of the consolidated financial statements.

                            PROJECT SOFTWARE & DEVELOPMENT, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                JUNE 30,                          JUNE 30,
                                     ----------------------------       ----------------------------
                                         1996             1995             1996              1995
                                         ----             ----             ----              ----

Revenues:
  Software                           $    10,679       $    8,223       $    29,489       $   21,354
  Support and services                     7,472            5,410            21,226           14,183
                                     -----------       ----------       -----------       ----------
       Total revenues                     18,151           13,633            50,715           35,537
                                     -----------       ----------       -----------       ----------

Cost of revenues:
  Software                                   667              589             2,267            2,237
  Support and services                     3,837            2,655            10,546            6,963
                                     -----------       ----------       -----------       ----------
       Total cost of revenues              4,504            3,244            12,813            9,200
                                     -----------       ----------       -----------       ----------

Gross margin                              13,647           10,389            37,902           26,337

Operating expenses:
  Sales and marketing                      5,999            4,387            16,549           11,682
  Product development                      1,942            1,765             5,402            4,719
  General and administrative               1,986            1,824             5,376            4,159
  Merger expenses                           --               --                 965             --
                                     -----------       ----------       -----------       ----------
       Total operating expenses            9,927            7,976            28,292           20,560
                                     -----------       ----------       -----------       ----------

Income from operations                     3,720            2,413             9,610            5,777

  Interest income                            424              237             1,280              565
  Interest (expense)                          (6)             (19)              (36)             (30)
  Other income (expense), net                 69             (156)              (20)            (149)
                                     -----------       ----------       -----------       ----------

Income before income taxes                 4,207            2,475            10,834            6,163

Provision for income taxes                 1,457              942             4,509            2,524
                                     -----------       ----------       -----------       ----------

Net income                           $     2,750       $    1,533       $     6,325       $    3,639
                                     ===========       ==========       ===========       ==========

Net income per share                 $      0.27       $     0.18       $      0.63       $     0.43
                                     -----------       ----------       -----------       ----------

Weighted number of common
and common equivalent shares          10,055,455        8,597,193        10,041,184        8,547,141
                                     ===========       ==========       ===========       ==========



The accompanying notes are an integral part of the consolidated financial statements

                                      PROJECT SOFTWARE & DEVELOPMENT, INC

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                              NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                  JUNE  30,               JUNE  30,
    (IN THOUSANDS)                                                  1996                    1995
                                                                  --------                --------

Cash flows from operating activities:
 Net income                                                       $  6,325                $  3,639
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                       1,992                   1,959
 Loss on sale and disposal of property
  and equipment                                                         29                      22
 Amortization of discount on marketable securities                     234                    (114)
 Deferred rent                                                         (56)                    (30)
 Deferred taxes                                                       (303)                   (395)
 Changes in operating assets and liabilities,
  net of acquisitions:
  Accounts receivable                                               (7,414)                 (4,792)
  Prepaid expenses                                                    (293)                   (588)
  Other assets                                                      (1,690)                     56
  Accounts payable                                                     660                     175
  Accrued expenses                                                    (589)                   (641)
  Accrued compensation                                                (970)                  1,325
  Income taxes payable                                                 218                    (133)
  Deferred revenue                                                   1,312                   2,643
                                                                  --------                --------
Net cash (used in)/provided by operating activities                   (545)                  3,126
                                                                  --------                --------

Cash flows from investing activities:
 Acquisitions of businesses, net of cash                               108                      --
 Acquisitions of property and equipment                             (1,703)                 (1,452)
 Proceeds from sale of property and equipment                            6                       2
 Additions to computer software costs                               (1,002)                    (83)
 Purchase of marketable securities                                 (36,056)                (17,479)
 Sale of marketable securities                                      36,049                   9,482
                                                                  --------                --------
Net cash used in investing activities                               (2,598)                 (9,530)
                                                                  --------                --------

Cash flows from financing activities:
 Payments on leased equipment                                          (25)                   (349)
 (Payments)borrowings on bank loan                                    (450)                    244
 Proceeds from issuance of common stock                                744                     157
                                                                  --------                --------
Net cash provided by financing activities                              269                      52
                                                                  --------                --------

Effect of exchange rate changes on cash                                (92)                      7
                                                                  --------                --------

Net decrease in cash and cash equivalents                           (2,966)                 (6,345)

Cash and cash equivalents, beginning of period                       9,346                  14,607
                                                                  --------                --------

Cash and cash equivalents, end of period                          $  6,380                $  8,262
                                                                  ========                ========



The accompanying notes are an integral part of the consolidated financial statements.

                  PROJECT SOFTWARE & DEVELOPMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED)
A.   BASIS OF  PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the Company), as of June 30, 1996 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 1996, or for any other future period.

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

B.  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with maturities of three months or less at the time of acquisition to be cash equivalents. As of June 30, 1996 and September 30, 1995, the Company's cash equivalents were comprised primarily of money market funds, which are stated at cost, which approximates market.

C.  MARKETABLE SECURITIES

     Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Dividend and interest income, including amortization of premium and discount arising at acquisition, are included in income. The Company's marketable securities are classified as available-for-sale and are stated at their fair market value. The fair market value of marketable securities was determined based on quoted market prices. Unrealized gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity. The unrealized holding gains for the three and nine months ended June 30, 1996 were $88,000 and $285,000, respectively. The unrealized holding losses for the three and nine months ended June 30, 1996 were $128,000 and $171,000. As of June 30, 1996, all marketable securities were classified as current assets.

D.  COMPUTER SOFTWARE COSTS

     There were no internally developed software costs capitalized for the three months ended June 30, 1996 and 1995, respectively. Internally developed software costs capitalized were $634,000 and $0 for the nine months ended June 30, 1996 and 1995, respectively. Amortization expense was $127,000 and $108,000 for the three months ended June 30, 1996 and 1995, respectively, and $822,000 and $1,012,000 for the nine months ended June 30, 1996 and 1995, respectively. For the three months ended December 31, 1995, the Company changed the estimated useful life of its internally developed software related to MAXIMO from three years to fifteen months. This change in estimate resulted in additional amortization expense of $565,000. For the three months ended December 31, 1994, the Company accelerated the amortization expense of its internally developed software related to its P/X product, which resulted in $514,000 of additional expense.

E.  ACQUISITIONS

     On December 27, 1995, the Company acquired the shares of its Swedish distributor, Planneringssystem och Datorer i Norden AB for the sum of $517,000 (3,414,000 SEK). In addition, the Company will pay the seller an earnout based on revenue target achievement for the fiscal year ended September 30, 1996. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information.

     On March 1, 1996, the Company acquired certain assets and assumed specific liabilities of the IHS department of debis Systemhaus Standard Software - Produkte GmbH for the sum of $646,000 (946,000 DM). In addition, the Company will pay an earnout based on revenue target achievement for the twelve months ended December 31, 1996. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information.

     On March 1, 1996, the Company acquired all of the outstanding common stock of Maintenance Automation Corporation ("MAC"), a developer of PC-based maintenance management software, in exchange for the issuance of 368,946 shares of common stock. The transaction has been accounted for as a pooling-of-interests. Costs of the merger were $965,000. This acquisition was deemed to be immaterial for presentation of pro forma information. The Company's consolidated financial statements for all years prior to the acquisition will be restated to include MAC. MAC's fiscal year for financial reporting purposes was changed from December 31 to September 30 for the period ended September 30, 1995. MAC's results of operations for the nine-month period ended September 30, 1995 and twelve-months ended December 31, 1994 and 1993 will be included in the Company's 1995, 1994 and 1993 results, respectively. Accordingly, MAC's operations for the months ended October through and including December 1994 will not be included in the Company's September 30, 1995 results. Revenues and net income for MAC for October through and including December 1994 were $1,083,000 and $78,300, respectively, and will be included in the Company's September 30, 1994 results.



      The following is certain unaudited financial information for PSDI and MAC for the period before the combination was consummated that are included in the current combined net income:


(in thousands)
                      Three months   Three months    Nine months   Nine months
REVENUE:                 ended         ended           ended          ended
- --------                 -----         -----           -----          -----
                        6/30/96       6/30/95         6/30/96        06/30/95
                        -------       -------         -------        --------

     PSDI               $16,249         $12,127       $45,175        $32,964
     MAC                $ 1,902         $ 1,506       $ 5,540        $ 2,573
                        -------         -------       -------        -------
          Combined      $18,151         $13,633       $50,715        $35,537
                        -------         -------       -------        -------

NET INCOME:
- -----------
     PSDI               $ 2,481         $ 1,692       $ 6,932        $ 4,072
     MAC                    269         $  (159)      $  (607)       $  (433)
                        -------         -------       -------        -------
          Combined      $ 2,750         $ 1,533       $ 6,325        $ 3,639
                        -------         -------       -------        -------



F.  INCOME PER SHARE

     Income per share is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents (using the treasury stock method). For purposes of this calculation, stock options are considered common stock equivalents in the periods in which they have a dilutive effect. Fully diluted and primary income per share data are the same for each period presented.

G.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest and taxes was as follows:

                             Nine months ended
                                 June 30,
                           ---------------------
                            1996           1995
                            ----           ----

(in thousands)
- --------------
Interest                   $   36         $   30
Income taxes                4,393          3,176

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

     The Company released MAXIMO, its first client/server product, in 1991, and released P/X, its second client/server product, in 1992. In fiscal year ended September 30, 1991, revenues from client/server software constituted 11.4% of software revenues. By the fiscal year ended September 30, 1995, revenues from client/server software accounted for 98.6% of software revenues, of which 92.7% was attributable to MAXIMO. In the quarter ended March 31, 1996, the Company released a new version of MAXIMO. MAXIMO runs on SQLBase, Oracle and Sybase platforms and is intended for the high function, high usage segment of the maintenance management market. The product acquired as a result of the acquisition of MAC on March 1, 1996, MAXIMO ADvantage, is intended for the lower-end maintenance market. MAXIMO ADvantage supports Microsoft Access for the single user, PC LAN segment.

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

     The Company experienced an increase in the average selling price of its MAXIMO client/server software licenses during fiscal 1995. The Company attributes this increase in part to its introduction during fiscal year 1994 of a version of MAXIMO for use with the ORACLE database management system. This version of MAXIMO has a higher entry price and is typically implemented in configurations involving a larger number of users, for whom additional license fees are paid. Larger software license contracts, if any, may have a significant impact on revenues for any quarter and could therefore result in significant fluctuations in quarterly revenues and operating results.

     The Company's revenues attributable to its operations outside the United States are a significant portion of revenues. The Company expects that international revenues will continue to be a significant percentage of total revenues. As the percentage of the Company's total revenues which are derived from international operations and are conducted in foreign currencies grows, changes in the values of these foreign currencies relative to the United States dollar will affect the Company's results of operations, and may contribute to fluctuations in the Company's results of operations. The functional currencies of the Company's international subsidiaries include the pound sterling, the French franc, the German deutschemark, the Dutch guilder, the Swedish krona, and the Australian and Canadian dollars, each of which has fluctuated significantly in relation to the United

States dollar. In addition, the Company is exposed to potential losses as a result of transactions giving rise to accounts receivable in currencies other than the United States dollar or the functional currencies of its international subsidiaries. When the value of a foreign currency in which the accounts receivable of the Company are denominated changes between the date the account receivable is accrued and the date on which it is settled, the resulting gain or loss is recorded as a foreign currency transaction adjustment. The Company recorded foreign currency transaction losses of $125,000 and $64,000 for the nine months ended June 30, 1996 and 1995, respectively. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations.

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

     On March 1, 1996, the Company acquired certain assets and assumed specific liabilities of the IHS department of debis Systemhaus - Standard Software - Produkte GmbH for the sum of $646,000 (946,000 DM). In addition, the Company will pay an earnout based on revenue target achievement for the twelve months ended December 31, 1996. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

     On March 1, 1996, the Company acquired all of the outstanding common stock of MAC in exchange for the issuance of 368,946 shares of common stock. MAC provides the Company an existing telesales channel which can target industries supplemental to those currently targeted by the Company's existing direct sales channel, such as real estate management, hotels and small education and medical facilities. MAC's existing product, CHIEF ADvantage has been renamed MAXIMO ADvantage. The transaction has been accounted for as a pooling-of-interests. Costs of the merger were $965,000. The consolidated financial statements of the Company for all periods presented include the results and balances of this acquisition.

RESULTS OF OPERATIONS

Revenues.

     Total revenues increased 33.1% to $18,151,000 from $13,633,000 for the three months ended June 30, 1996 and 1995, respectively, and 42.7% to $50,715,000 from $35,537,000 for the nine months ended June 30, 1996 and 1995, respectively. The nine months prior year comparative revenues include only six months of MAXIMO ADvantage revenues, as MAC's fiscal year was changed to coincide with the Company's. The growth in revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues generated outside the United States increased 44.2% to $6,653,000 or 36.7% of total revenues for the three months ended June 30, 1996 from $4,615,000 or 33.9% of total revenues for the three months ended June 30, 1995 and increased 43.0% to $20,281,000 or 40.0% of total revenues for the nine months ended June 30, 1996 from $14,180,000 or 39.9% of total revenues for the nine months ended June 30, 1995.

     The Company's software revenues increased 29.9% to $10,679,000 from $8,223,000 for the three months ended June 30, 1996 and 1995, respectively, and increased 38.1% to $29,489,000 from $21,354,000 for the nine months ended June 30, 1996 and 1995, respectively. The Company's MAXIMO software revenues increased 32.6% to $10,399,000 from $7,841,000 for the three months ended June 30, 1996 and 1995, respectively, and increased 42.3% to $28,561,000 from $20,067,000 for the nine months ended June 30, 1996 and 1995, respectively. The Company's P/X software revenues increased 139.3% to $280,000 from $117,000 for the three months ended June 30, 1996 and 1995, respectively, and decreased 31.6% to $628,000 from $918,000 for the nine months ended June 30, 1996 and 1995, respectively. The increase in P/X software revenues for the three months ended June 30, 1996 may not be indicative of future growth trends. The increase in total software revenues for the three and nine months ended June 30, 1996 can be attributed primarily to the increases in the number of licenses sold. Also, during the three months ended June 30, 1996, the Company recognized one large software license agreement that exceeded one million dollars. Comparatively, in the three months ended June 30, 1995, the Company concluded two large software license agreements that exceeded one million dollars each. During the nine months ended June 30, 1995, the Company recognized four large software license agreements that exceeded one million dollars each. In comparison, while the Company only recognized one sale of this magnitude during the comparable nine months ended June 30, 1996, it recognized $630,000 of software license revenue under one of those prior agreements. In addition, the Company's subsidiary, Maintenance Automation Corporation, renegotiated its Value Added Resellers Agreement with its largest distributor, which resulted in the recognition of $542,000 of software revenue in the three months ended June 30, 1996. Software revenues as a percentage of total revenues decreased to 58.9% from 60.3% for the three months ended June 30, 1996 and 1995, respectively, and decreased to 58.1% from 60.1% for the nine months ended June 30, 1996 and 1995, respectively. Revenues from licenses of MAXIMO and from related support and services increased 42.3% to $16,391,000 from $11,516,000 or 90.3% and 84.5% of total revenues for the three months ended June 30, 1996 and 1995, respectively, and increased 54.9% to $45,343,000 from $29,279,000 or 89.4% and 82.4% of total revenues for the nine months ended June 30, 1996 and 1995, respectively. Revenues from licenses of P/X and from related support and services increased 27.8% to $1,356,000 from $1,061,000 or 7.5% and 7.8% of total revenues for the three months ended June 30, 1996 and 1995, respectively, and 4.1% to $3,775,000 from $3,626,000 or 7.4%
and 10.2% of total revenues for the nine months ended June 30, 1996 and 1995, respectively.

     Revenues from the Company's mainframe and other software and related support and services decreased 64.6% to $374,000 from $1,056,000 for the three months ended June 30, 1996 and 1995, respectively, and 44.3% to $1,435,000 from $2,578,000 for the nine months ended June 30, 1996 and 1995, respectively. The

Company no longer actively markets its mainframe and other software products.

     Revenues from support and services increased 38.1% to $7,472,000 from $5,410,000 for the three months ended June 30, 1996 and 1995, respectively, and increased 49.7% to $21,226,000 from $14,183,000 for the nine months ended June 30, 1996 and 1995, respectively. The increases are due primarily to increased sales of support contracts and use of the Company's training and consulting services in connection with licenses of the Company's MAXIMO software, partially offset by declines in sales of support contracts and services relating to the Company's mainframe and other software.

Cost of Revenues.

     The total cost of revenues increased 38.8% to $4,504,000 from $3,244,000 for the three months ended June 30, 1996 and 1995, respectively, and 39.3% to $12,813,000 from $9,200,000 for the nine months ended June 30, 1996 and 1995, respectively. The nine months prior year comparative cost of revenues include only six months of MAXIMO ADvantage expenses, as MAC's fiscal year was changed to coincide with the Company's. The total cost of revenues as a percentage of total revenues was 24.8% and 23.8% for the three months ended June 30, 1996 and 1995, respectively, and 25.3% and 25.9% for the nine months ended June 30, 1996 and 1995, respectively.

     Cost of software revenues increased 13.2% to $667,000 from $589,000 for the three months ended June 30, 1996 and 1995, respectively, and 1.3% to $2,267,000 from $2,237,000 for the nine months ended June 30, 1996 and 1995, respectively . The cost of software revenues decreased as a percentage of software revenues to 6.2% from 7.2% for the three months ended June 30, 1996 and 1995, respectively, and 7.7% from 10.5% for the nine months ended June 30, 1996 and 1995. The decreases as a percentage of revenues are primarily attributable to an increase in the revenue base and a decrease in amortization expense of internally developed software. In the three months ended December 31, 1995, the Company changed the estimated useful life of its MAXIMO Enterprise product from three years to fifteen months to accurately reflect the lifecycles for new releases of this product. This change resulted in additional amortization expense of $565,000. For the three months ended December 31, 1994, the Company accelerated the amortization expense of its internally developed software related to its P/X product, which resulted in $514,000 of additional expense.

     Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. Cost of support and services revenues increased by 44.5% to $3,837,000 from $2,655,000 for the three months ended June 30, 1996 and 1995, respectively, and increased by 51.5% to $10,546,000 from $6,963,000 for the nine months ended June 30, 1996 and 1995, respectively. Cost of support and services increased as a percentage of support and services revenues to 51.4% from 49.1% for the three months ended June 30, 1996 and 1995, respectively, and to 49.7% from 49.1% for the nine months ended June 30, 1996 and 1995, respectively. The increases as a percent of revenues for the three and nine months ended June 30, 1996, are attributable to the costs of consultants contracted with to perform services for the Company as a result of the increases in the number of licenses sold and the timing of hiring permanent employees.

Sales and Marketing Expenses.

     Sales and marketing expenses increased 36.7% to $5,999,000 from $4,387,000 for the three months ended June 30, 1996 and 1995, respectively, and increased 41.7% to $16,549,000 from $11,682,000 for the nine months ended June 30, 1996 and 1995, respectively. The nine months prior year comparative sales and marketing expenses include only six months of MAC's expenses, as its fiscal year was changed to coincide with the Company's. The increases are primarily due to increases in the number of sales personnel, sales commissions, travel and lodging expenses, and an increase in advertising costs. Sales and marketing expenses as a percentage of total revenues increased to 33.1% from 32.2% for the three months ended June 30, 1996 and 1995, respectively, and decreased to 32.6% from 32.9% for the nine months ended June 30, 1996 and 1995, respectively. The increase as a percentage of revenue for the three months ended June 30, 1996, are due primarily to increases in the sales commission base earned in direct proportion with the increase in the revenue base.

Product Development Expenses.

     Product development expenses increased 10.0% to $1,942,000 from $1,765,000 for the three months ended June 30, 1996 and

1995, respectively, and 14.5% to $5,402,000 from $4,719,000 for the nine months ended June 30, 1996 and 1995, respectively. The nine months prior year comparative product development expenses include only six months of MAC's expenses, as its fiscal year was changed to coincide with the Company's. The increase for the nine months ended June 30, 1996 is primarily due to the engagement of additional employees and third party consultants who worked on the new release of MAXIMO during the first six months of the current fiscal year, offset by the capitalization of the software costs related to the product, as no software costs were capitalized for the comparative nine month period.

     Product development expenses decreased to 10.0% from 12.9% of total revenues for the three months ended June 30, 1996 and 1995, respectively, and decreased to 10.7% from 13.3% of total revenues for the nine months ended June 30, 1996 and 1995, respectively. The Company spends virtually all of its development dollars on the MAXIMO product line. The decreases as a percentage of revenues for the three months ended June 30, 1996 are attributable to the delays in planned hires of new development staff. The decreases as a percentage of revenues for the nine months ended June 30, 1996 are attributable to capitalization of internal software developments costs in the current period versus no capitalization of expenses in the comparative period and the delays in planned hires of new development staff and the increases in revenues.

     General and administrative expenses include the cost of the Company's finance, human resources, information services and administrative operations. General and administrative expenses increased 8.9% to $1,986,000 from $1,824,000 for the three months ended June 30, 1996 and 1995, respectively, and increased 29.3% to $5,376,000 from $4,159,000 for the nine months ended June 30, 1996 and 1995, respectively. The nine months prior year comparative general and administrative expenses include only six months of MAC's expenses, as its fiscal year was changed to coincide with the Company's. The increase is primarily due to an increase in the provision for bad debt expenses in proportion to the increase in receivables. Also contributing to the increase are the expenses related to professional fees in connection with growth and transactions of the Company, including goodwill amortization, as well as, increases in insurance premiums resulting from the second public offering in July 1995. General and administrative expenses as a percentage of total revenues decreased to 10.9% from 13.4% in the three months ended June 30,

1996 and 1995, respectively, and to 10.6% from 11.7% in the nine months ended June 30, 1996 and 1995, respectively. The decreases as a percentage of revenues is attributable to economies resulting from the merger of the Company with Maintenance Automation Corporation, salary reductions of MAC executives during the three months ended March 31, 1996, and the ability of the Company to manage a larger revenue base without commensurate increases in general and administrative expenses.

Other Income/Expense.

     Interest income for the three months ended June 30, 1996 and 1995 was $424,000 and $237,000, respectively, and $1,280,000 and $565,000 for the nine months ended June 30, 1996 and 1995. The increases are due to interest earned on certain cash equivalents and marketable securities.


Provision for Income Taxes.

     The Company's effective tax rate was 34.6% and 38.1% for the three months ended June 30, 1996 and 1995, respectively and 41.6% and 41.0% for the nine months ended June 30, 1996 and 1995, respectively. The decrease in the effective tax rate for the three months ended June 30, 1996 can be attributed to the implementation of a Foreign Sales Corporation (FSC).


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had cash and cash equivalents of approximately $6,380,000 and working capital of $49,228,000. Cash used by operations for the nine months ended June 30, 1996 was $545,000 and is attributable to the funding of accounts receivables, the payout of fiscal 1995 employee bonuses and the acquisition costs in connection with the purchase of our Swedish and German distributors, offset by income earned for the period. Cash used in investing activities totaled $2,598,000, primarily for the purchase of computer equipment, office equipment and capitalization of internal software costs. Cash provided by financing activities was $269,000 and is attributable employee stock option exercises, offset by the repayment of MAC's equipment loans and amounts borrowed on their line of credit.

     The Company's principal commitments as of June 30, 1996 consisted primarily of an office lease for its headquarters and leases of motor vehicles. The Company's subsidiaries have financed certain capital asset purchases at interest rates ranging from 9.5% to 15.0%. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements which expire at various dates through March 1999.

     In March 1996, the Company extended its $5,000,000 unsecured line of credit with Chase Manhattan Bank, N.A., which will expire on March 31, 1997. The Company believes that its current cash balances combined with cash flow from operations and credit available under its bank line of credit will be sufficient to meet its working capital and capital expenditure requirements through at least June 30, 1997

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS;SEASONALITY

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

            11.1 Statement re computation of per share
                 earnings

            27.  Financial Data Schedule

      (b)   Reports filed on Form 8-K

            (1)  The Company filed a current report on Form
                 8-K on April 17, 1996.

                 Item 5. Other Events - Information concerning the combined financial results of the Company and its subsidiary Maintenance Automation Corporation for the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PROJECT SOFTWARE & DEVELOPMENT, INC.
                              ------------------------------------



Date: August 13, 1996         By:   /s/ Paul D. Birch
      ---------------               -----------------
                                    Paul D. Birch
                                    Authorized Officer
                                    Vice President Finance &
                                    Administration, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial Officer)

                                EXHIBIT INDEX

EXHIBIT
NO.         DESCRIPTION                                         PAGE
- -------     -----------                                         ----

3.1         Amended and Restated Articles of
            Organization of the Company (included
            as Exhibit 3.3 to the Company's Registration
            Statement on Form S-1, Registration No.
            33-76420, and incorporated herein
            by reference)
3.2         Restated By-Laws of the Company (included
            as Exhibit 3.4 to the Company's Registration
            Statement on Form S-1, Registration No.
            33-76420, and incorporated herein by reference)
11.1        Statement re computation of per share
            earnings
27          Financial Data Schedule