Form 10-K
period 1996-09-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1996-12-30
CIK 920354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
(mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                         Commission File Number 0-23852

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                      04-2448516
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                         identification number)

               20 UNIVERSITY ROAD, CAMBRIDGE, MASSACHUSETTS 02138
          (Address of principal executive offices, including zip code)
                                 (617) 661-1444
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /X/               No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

As of December 16, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 277,765,338.00 based on the last sale price of such stock on such date.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 9,715,593 shares of common stock, $.01 par value per share, as of December 16, 1996.

                       DOCUMENT INCORPORATED BY REFERENCE
                  Certain portions of the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                           Total number of pages:             __________

                           Exhibit index is located on page:  __________

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Project Software & Development, Inc. ("PSDI" or the "Company") develops, markets and supports applications software used by businesses, government agencies and other organizations to assist them in maintaining high-value capital assets such as facilities, plants and production equipment. The Company's products are designed to enable customers to reduce down-time, control maintenance expenses, cut spare parts inventories and costs, improve purchasing efficiency and more effectively deploy productive assets, personnel and other resources.

PRODUCTS

         The Company's enterprise-wide client/server application products are MAXIMO(Copyright) and P/X(Copyright). MAXIMO, an asset maintenance management system, is the Company's principal product and its first client/server product. The client/server version of MAXIMO was first released in February 1991 and has been employed in production applications for more than five years. Revenues from licenses of MAXIMO have grown from $1,406,000 in fiscal year 1991 to $42,212,000 in fiscal year 1996. In fiscal 1996, the Company introduced a new suite of MAXIMO products: MAXIMO Enterprise, MAXIMO Workgroup and MAXIMO ADvantage. MAXIMO Enterprise, a new version of which was released in March 1996, is a client/server product, which runs on Oracle7 and SYBASE platforms and is intended for the high function, high usage segment of the maintenance management market. MAXIMO Workgroup, released in July 1996, is also a client/server product and runs on SQLBase and Oracle7 Workgroup Server and is intended for the mid-range segment of the maintenance management market. On March 1, 1996 the Company acquired Maintenance Automation Corporation ("MAC"). The product acquired as a result of the acquisition of MAC, Chief Advantage, was renamed MAXIMO ADvantage. MAXIMO ADvantage is intended as a point solution for the lower-end maintenance market. MAXIMO ADvantage supports Microsoft Access for the single user, PC LAN segment.

         P/X, the Company's planning and cost system, was released in June 1992. Revenues from licenses of P/X grew from $1,148,000 in fiscal year 1992 to $3,219,000 in fiscal 1993 and $3,604,000 in fiscal 1994. However, revenues from P/X licenses have declined to $1,622,000 in fiscal 1995 and to $871,000 in fiscal 1996. The decline in P/X revenues can be attributed to product performance issues, delays in releasing a new version of the product, diminished demand for high-end planning and cost solutions, increased competition, and the Company's declining focus on selling and marketing this product.

         MAXIMO permits work orders to be generated and tracked electronically, and also to be linked to related information, such as labor and equipment records, job procedures, parts inventories and purchasing systems. Failure analysis using MAXIMO can assist in designing preventive maintenance procedures to reduce future equipment failure rates and downtime.

         The Company's MAXIMO client/server products are designed to enable customers to take full advantage of the computing environment, and offer robust functionality, drawing upon the Company's established track record as a provider of large-scale applications critical to the operations of major industrial companies. MAXIMO Enterprise and Workgroup provide access to standard commercial SQL databases and incorporate a modular design and an open architecture which permits end users to customize their applications.

         The Company's mainframe product is PROJECT/2, a scheduling and cost management package. This product was produced in an earlier technology phase. The Company will continue to support PROJECT/2, but will not actively sell PROJECT/2. The Company does not currently intend to develop significant new enhancements or features for PROJECT/2.

         The Company has discontinued its practice of offering systems which include the computer hardware necessary to run its software. However, in isolated instances, upon customer request, the Company may resell one or more personal computers or peripheral equipment, such as bar code readers, in conjunction with a license of its products.

         MAXIMO ENTERPRISE AND WORKGROUP

         MAXIMO Enterprise and Workgroup are comprised of a series of integrated modules, each of which is linked to the others and to a relational database management system. Each module includes one or more applications functions, including the following:

         Work Order Management organizes maintenance work, including labor, parts and tools, and tracks actual usage and associated costs.

         Asset Management tracks corporate assets, including facilities and equipment and their associated warranty, downtime, maintenance costs, failure history and performance data.

         Spare Parts Inventory Control maintains spare parts inventory balances, tracks parts issued from stock and automatically reorders parts when minimum balances have been reached, including multiple stores for Enterprise.

         Purchasing generates purchase requisitions and purchase orders, logs in received parts, analyzes vendor performance and integrates with accounting applications, including invoice matching and multiple currency functionality for Enterprise.

         Labor Management manages employee records and tracks employee attendance and time reporting, including productive and non-productive time such as travel and waiting for parts.

         Planning and Scheduling schedules work orders based on availability of labor, parts and equipment and automatically generates routine preventive maintenance work orders based on time, meter frequencies or other criteria.

         Work Manager creates and closes work orders, assigns labor to outstanding work, manages backlogs and tracks ongoing jobs in real time.

         MAXIMO ADVANTAGE

         The MAXIMO ADvantage maintenance management system offers the following functionality:

         Work and Labor Management creates, edits and closes new and existing work orders.

         Planning & Scheduling controls labor and material resources, including contractor information. It assists in resource leveling manpower and balancing labor and material needs with availability.

         Work Order Bar Code permits inputting of work order data using a barcode scanner.

         Time Cards charges time to work orders, service requests/QUIK calls or time and materials accounts.

         Inventory adds items, edits stock levels and sets reorder points to create purchase requisitions automatically. It also issues items to work orders, service requests, maintenance records or inventory accounts.

         Inventory Bar Code allows the issuing of items and performance of physical inventory using a barcode scanner.

         Preventive Maintenance allows the set up of PM schedules for equipment items or facilities. Work orders will be created automatically at the appointed time, complete with tools, supplies and procedures. PM schedules can also be based on meters, run time or usage.

         Purchase Order allows the creation of purchase orders, including setting dollar-value approval levels.

         MAXIMO Enterprise and Workgroup's database server functions are provided by a direct link to ORACLE, SYBASE and Centura Corporation's (Centura) SQLBase, widely-used commercial relational database management systems, employing industry-standard SQL commands. The Company is currently developing an interface to Microsoft Corporation's SQL Server database management system. MAXIMO accommodates database servers operating under Novell NLM, Windows NT and UNIX operating systems, and supports a variety of network operating systems, including Novell NetWare, Banyan VINES and IBM LAN Server for 0S/2, and standard network communications protocols including TCP/IP and IPX/SPX. MAXIMO's use of a standard SQL database and support for a broad range of server platforms, network operating systems and communications protocols provides customers with the flexibility to match their computing resources to their needs, and facilitates the integration of data from other applications such as accounting and human resources.

         MAXIMO Enterprise and Workgroup were built using a commercially-available application development tool set, SQLWindows from Centura Corporation. As a result, MAXIMO's "front-end" user interface, including screens, menus and help messages can readily be modified by the customer, using standard tools. In addition, tables, data structures and other elements of the "back-end" database can be modified by the customer using utilities provided by the Company. The customer is therefore not constrained by a proprietary system design, nor does the customer need to rely on outside consultants with special expertise or knowledge of programming languages in order to customize the system to fit its needs.

         MAXIMO ADvantage runs on the Microsoft Access database and run on stand-alone PC's, LANs and WANs. MAXIMO ADvantage's open architecture supports connectivity to numerous applications, including predictive, energy or reliability centered management, vibrations analysis, accounting, estimating and purchasing systems.

         MAXIMO ADvantage was built using a commercially available application development tool set, Visual Basic from Microsoft Corporation. The core of the software constituting MAXIMO ADvantage was acquired by the Company through its acquisition of MAC. MAC's product, Chief ADvantage, has been renamed MAXIMO ADvantage and enhanced since the acquisition. The software architecture for PC-based MAXIMO ADvantage is considerably different from the client/server architecture of MAXIMO Enterprise and Workgroup. Since its acquisition of MAC, the Company has incurred significant additional and unexpected costs to complete the development of MAXIMO ADvantage to meet the quality and functionality standards demanded by the Company.

         MAXIMO runs on personal computers and provides the maintenance worker with an intuitive, easily mastered graphical user interface employing mouse-driven "point and click" commands, pull-down menus, icon bars and other standard features of Windows. MAXIMO permits the use of touch screens, bar code readers and other specialized input devices, providing for flexible and efficient data collection and input. An application launching feature provides access from within any MAXIMO module to other MAXIMO modules, as well as, to word processing, spreadsheet, graphics, computer-aided-design ("CAD") and other personal productivity tools provided by third parties.

         P/X

         P/X is a multi-user, multi-project planning and cost system. The key functions of P/X include planning and prioritizing tasks, multi-project scheduling and project management, cost/schedule integration, and graphical reporting. P/X is designed to run on personal computers under Microsoft Windows. P/X operates on network operating systems including Novell NetWare, Banyan VINES and Microsoft LAN Manager. Development efforts of the P/X product are focused on integrating the P/X scheduling functionality tightly with the MAXIMO product and on providing the scheduling features required for the markets supported by the MAXIMO product.

PRODUCT PRICING

         The current United States list price for the minimum five-user configuration of MAXIMO Workgroup for use with Centura's SQLBase databases is approximately $20,000, with an added fee of $3,000 for each additional user. The current U.S. list price for the minimum ten-user configuration of MAXIMO Enterprise for use with ORACLE and SYBASE databases is approximately $65,000, with an added fee of $5,000 for each additional user. MAXIMO Enterprise application modules generally are bundled for an additional fee and not licensed separately. The current U.S. list price for a single configuration of MAXIMO ADvantage is $2,995 for use with Microsoft Corporation's Access database. The current U.S. list price for a five-user LAN version is $3,995. A number of optional modules are available. Discounts from the Company's list prices may be made available for volume purchasers or for competitive or strategic reasons. OEM customers who purchase the Company's products in significant quantities receive discounts of 35% to 60%, depending upon the level of initial purchases and commitments. The Company also offers site-license arrangements to major accounts.

         International pricing for the Company's products varies by territory, depending on the cost of localizing, marketing, selling and supporting the product. Generally, list prices outside North America exceed the comparable U.S. list prices by 15% or more. The Company's international distributors and agents receive discounts ranging from 35% to 50%.

         The license fee for MAXIMO generally includes 90 days of technical support. At the time of initial licensing, customers typically purchase a support contract providing for an additional year of technical support, at a current U.S. list price generally equal to 15% to 20% of the applicable license fee. In most circumstances, customers also purchase installation, customization and training services, and in many instances customers subsequently license additional seats, platform upgrades or options. The total first-year revenues to the Company from a typical MAXIMO Enterprise and Workgroup implementation, including paid-up license fees and revenues from support contracts and installation, customization and training services, average from $200,000 to $250,000 and from $50,000 to $75,000, respectively. A large multi-site implementation can result in significantly larger first-year revenues.

CUSTOMER SUPPORT, SERVICE AND TRAINING

         Because many of the Company's customers implement their client/server maintenance management products in complex, large-scale applications on which the success of their organizations depend, a high level of customer service and technical support is critical to customer satisfaction. In addition, deployment of enterprise-wide applications in a heterogeneous client/server computing environment incorporating multiple operating systems, network operating systems and communications protocols can present customers with substantial technical challenges. The Company offers support and consulting services designed to assist customers in meeting these challenges and successfully implementing business solutions which realize the benefits promised by client/server computing. The Company believes that its approach to service and support has been and will continue to be a significant factor in the market acceptance of its products. Revenues from support and services accounted for 40.8 % of the Company's total revenues in fiscal year 1996, and the Company expects that recurring revenues from support and services will continue to account for a substantial portion of its total revenues.

         Customer Support Programs. Subscribers to the Company's annual support contracts receive customer service and technical support by telephone (including dial-in diagnostics), fax, support on line via the Internet, and electronic bulletin board, receive a newsletter and periodic technical bulletins, receive a reduction in the rate to attend the Company's annual user group meetings and are entitled to receive periodic software updates. The Company believes that support contracts are a stable source of recurring revenue.

         As of September 30, 1996, the Company employed a technical support, training and consulting and sales support staff of 160 employees, of whom 101 are based at the Company's headquarters in Cambridge, Massachusetts, and sales offices throughout the United States, 27 are located in Florida, and 32 operate out six international technical response centers owned by the Company and are located in the United Kingdom, France, Germany, the Netherlands, Sweden and Australia. Telephone support calls are handled by applications software specialists, supported by a computerized call tracking and problem reporting system. The Company's network of international distributors and sales agents also provide first-level technical support, training and consulting services within their geographical territories.

         Training. The Company conducts comprehensive training programs covering Company applications and concepts for its end users. Training is offered at the Company's headquarters in Cambridge, Massachusetts and at regional centers located in California, Florida, Maryland, Michigan, Texas, Australia, France, Germany, Sweden, the United Kingdom and the Netherlands. The Company also offers on-site training classes at customer sites as requirements dictate. The Company has found that most clients desire initial user training classes in connection with the license of a system and often attend subsequent advanced schools or send additional users to schools.

         Implementation Consulting. The Company also provides consulting services, on a fee basis, to assist customers in planning and carrying out the deployment of the Company's solutions. In many cases, customers are able to install and implement MAXIMO systems and perform any necessary customization themselves with only limited assistance from the Company. In other cases, particularly where a complex, integrated solution or extensive customization is required, the Company provides extensive implementation planning, project management, network communications, system integration and custom modification services. The Company's professional services group has expert knowledge of the Company's products and tools, is familiar with the concepts and theories of maintenance and planning and cost analysis, and can draw upon experience in implementing systems addressing diverse applications on a number of different platforms in a wide range of industries worldwide.

         Network Operations Group. The Company maintains a network operations group of 14 persons which provides technical support to assist customers in implementing MAXIMO in distributed computing environments involving one or more complex networks. These specialists in server and client hardware platforms, network operating systems and communications protocols supplement the applications and systems expertise of the Company's technical support staff. The network operations group helps customers plan complex network installations, troubleshoot and resolve conflicts arising from heterogeneous hardware configurations, communications protocols and network operating systems, and optimize network performance.

CUSTOMERS

         The Company's customers include electric, water and other utilities, educational, research and health care institutions, government agencies, hotels, casinos, airlines and railroads, as well as large, well known corporations in the manufacturing, oil and gas, construction, aerospace, defense, ship building, telecommunications, data processing, computer, entertainment, banking, insurance, pharmaceutical, and other industries. The Company's products have been installed and are supported in major markets worldwide. Local language support is provided in many of these markets. MAXIMO has been installed at more than 4,000 sites by more than 800 companies, government agencies and other organizations. No customer has accounted for more than 10% of the Company's total revenue in any of its three most recent fiscal years.

SALES AND MARKETING

         The Company markets its products in North America through a direct sales force of 48 persons operating out of its Cambridge, Massachusetts headquarters, and sales offices located in California, Colorado, Maryland, Michigan, New Jersey, New York, Oregon, Texas, Washington, and a tele-sales and tele-marketing force of 19 persons operating out of its Florida office. The Company serves the global needs of its customers with a sales force of 46 persons through a network of wholly-owned subsidiaries in Australia, Canada, France, Germany, the Netherlands, Sweden, and the United Kingdom and through distributors and sales agents in parts of Africa, Asia, Europe, the Middle East and South America Approximately 41% of the Company's total revenues in fiscal 1996 were derived from sales outside the United States.

         The Company markets its products through advertising campaigns in national trade periodicals, direct mail and seminar series. These efforts are supplemented by listings in relevant trade directories, exhibitions at trade shows and conference appearances. Initial leads are qualified by telemarketing before being turned over to either the direct sales force or tele-sales. MAXIMO Enterprise and Workgroup sales representatives work closely with technical sales personnel in each of the Company's sales offices throughout the sales process, although to a lesser degree for Workgroup.

         The Company's direct and tele-sales personnel are compensated through salaries plus commissions based on annual quotas and also may receive quarterly bonuses. Sales management personnel receive salaries plus bonuses based on monthly, quarterly and annual revenue and contribution targets.

         The sales cycle for MAXIMO, from the initial sales presentation to the issuance of a purchase order, typically ranges from 30 to 60 days for ADvantage, three to six months for

Workgroup and six to twelve months for Enterprise. The Company believes that customers generally choose MAXIMO based on the features it provides and upon a preference for the product architecture and ease of use. This results in a purchasing process that generally does not involve lengthy trials, reducing the number of sales calls and the level of support necessary to close a sale.

         Delivery lead times for the Company's products are very short and, consequently, substantially all of the Company's software revenues in each quarter result from the orders received in the quarter. Accordingly, the Company only maintains a backlog for its consulting and training services and believes that its backlog at any point in time is not a reliable indicator of future sales and earnings. The absence of significant backlog may contribute to unpredictability in the Company's results of operations.

         An important part of the Company's sales and marketing strategy is to build and maintain marketing relationships with companies that PSDI believes can assist it to penetrate new markets. The Company has agreements with ISSC (an affiliate of IBM) and ABB Service Worldwide (an affiliate of Asea Brown Boveri)
 . The Company plans to work more closely with major systems integrators and to expand and leverage its relationships with engineering and construction firms and original equipment manufacturers ("OEMs") which incorporate the Company's products into facilities or systems developed by them through its MAXIMO Alliance Program. The Company has OEM arrangements with companies such as Honeywell Incorporated and Johnson Controls, Inc., under which these companies may integrate MAXIMO with their building controls systems.

PRODUCT DEVELOPMENT

         As of September 30, 1996, the Company employed 81 professionals in product design, application development, technology research and quality assurance. The Company's product design group (consisting of 8 persons) is responsible for identifying application trends in the market and works closely with key customers to define and specify product requirements. The applications development group (consisting of 48 persons) is organized in groups focused on application functionality, user interface and output, and database and systems development. This group also works closely with the product design group to develop new products and functional modules, and maintains and enhances the functionality and useability of the Company's existing products. The technology research group investigates and researches new technologies that provide functionality that is targeted for commercial release in time frames ranging from several months to several years into the future. The Company's quality assurance group (consisting of 31 persons) tests the Company's software for compliance with the functional and technical specifications established by the product design group and confirms that it operates as expected with third-party operating systems, network operating systems and applications software, tests manufactured products, and prepares and updates user documentation and training manuals.

         The Company's total product development expenses in 1996, 1995 and 1994 were $7,653,000, $6,639,000 and $4,753,000, respectively. The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized over the estimated market life of the product (generally one to three years) and amounts amortized are included in the cost of software revenues. In fiscal year 1996, the Company capitalized $634,000 of software development costs. There were no software development costs capitalized in 1995. In fiscal year 1994, the Company capitalized $739,000 of software development costs. In fiscal years 1996, 1995 and 1994, the Company amortized $948,000, $1,120,000 and $1,054,000, of software development costs, respectively.

         The Company's client/server products consist primarily of internally developed software and the product acquired from MAC. In addition, the Company has incorporated in its products graphical user interfaces, applications development tools and database management systems developed by other vendors. The Company believes that its long-term relationships with key vendors of third-party software. In September 1994, the Company released a version of MAXIMO for use with the ORACLE database. In 1996, the Company released an application programming interface ("API") to ORACLE's accounting software. The Company is also a third-party reseller of Centura Corporation's SQLBase, and developed its MAXIMO product using applications tools developed by Centura Corporation which have subsequently been made commercially available by Centura Corporation. In May 1996, the Company released a version of MAXIMO Enterprise for use with the SYBASE database. The Company's relationships with these leading database management system vendors enable the Company's customers to take advantage of the latest developments in database technology. The Company also maintains ongoing relationships with other third-party software developers, such as Netronic Software GmbH (graphics and interface technology), XVT Software, Inc. (interface technology) and MITI (report generation). See "Licensed Technology."

         The Company's product development efforts are currently focused on providing application enhancements for the MAXIMO product line (Enterprise, Workgroup and ADvantage). The Company also is in the process of developing a version of MAXIMO Enterprise that will utilize the Microsoft SQL Server database management system and standard application programming interfaces to enable other third-party applications software to be more easily integrated with the Company's products. In addition, the technology research group is currently researching developing and incorporating into the MAXIMO product technologies that are emerging in conjunction with the Internet.

         The computer industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. In particular, the Company believes that it must continue to respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. Any failure by the Company to anticipate or respond adequately to technological development and customer requirements, or any significant delays in product development or introduction could result in a loss of competitiveness and revenues.

         The Company has experienced delays in the introduction of new products and product enhancements. These delays have varied in duration depending on the scope of the project and the nature of the problems encountered. There can be no assurance, however, that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products and product enhancements developed by the Company will achieve market acceptance.

COMPETITION

         The market for applications software is intensely competitive and rapidly changing. In general, the Company competes on the basis of (1) product architecture, which includes distributed computing capability, access to commercial SQL databases, and ease of customization and integration with other applications; (2) functionality, which includes the breadth and depth of features and functions, and ease of use; (3) support and service, which includes the range and quality of technical support, training and consulting services, as well as the capability to provide these on a global basis; and (4) product pricing in relation to performance.

         The market for asset maintenance software is fragmented by geography, hardware platform and industry orientation, and is characterized by a large number of competitors, none of which enjoys a dominant market position. Currently, MAXIMO Enterprise and Workgroup compete with products of a number of large vendors which have traditionally provided maintenance software running on mainframes and minicomputers, and are now offering systems for use in the client/server environment. MAXIMO Enterprise also competes with integrated enterprise management systems which are provided by several large vendors and which include maintenance modules. MAXIMO ADvantage competes with a number of competitors, one of which is a public company, but most of which are small regional companies. The Company expects that in the future MAXIMO Enterprise and Workgroup may encounter competition from vendors of low cost maintenance systems designed initially for use by a single user or limited number of users, as vendors of these products upgrade their functionality in an attempt to enter the client/server market. The Company believes that the functionality of MAXIMO, its open product architecture and the Company's ability to provide global distribution and support have been significant factors in the competitive success of MAXIMO.

         While the Company believes that MAXIMO has competed effectively to date, competition in its industry is likely to intensify as current competitors expand their product lines and new companies enter the market. To remain successful in the future, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continually enhancing its own product and support offerings, as well as its marketing programs. There can be no assurance that the Company will continue to be able to compete successfully in the future.

PRODUCTION

         The principal materials and components used in the Company's software products include computer media, user materials and training guides. The Company currently uses third-party vendors to print its user manuals, packaging and related materials, but duplicates program diskettes and CD-Roms in its manufacturing and distribution facility located in Watertown, Massachusetts. The Company then assembles the third party produced documentation with diskettes and CD-Roms and ships these directly from its manufacturing and distribution facility. To date, the Company has been able to obtain adequate supplies of all components and materials and has not experienced any material difficulties or delays in manufacture and assembly of its products or materials due to product defects.

PROPRIETARY RIGHTS AND LICENSES

         The Company has registered its MAXIMO and P/X trademarks with the United States Patent and Trademark Office. Registrations with equivalent offices in many foreign countries in which it does business have been obtained or are in process.

         The Company regards its software as proprietary and attempts to protect its rights with a combination of trademark, copyright and employee and third party non-disclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of the Company's products.

While the Company's competitive position could conceivably be threatened by its inability to protect its proprietary information, the Company believes that copyright and trademark protection are less important to the Company's success than other factors such as knowledge, ability and experience of the Company's personnel, its name recognition and ongoing product development and support.

         The Company's software products are usually licensed to customers under a perpetual, non-transferable, non-exclusive license that stipulates how many concurrent users may access the system. The Company relies on both "shrink wrap" licenses and negotiated agreements depending on various factors including the size, level of integration and term of the agreement. A shrink wrap license agreement is a printed license agreement included with the packaged MAXIMO software that sets the terms and conditions under which the purchaser can use the product, and purports to bind the purchaser to such terms and conditions by its acceptance and purchase of the software. Certain provisions of the Company's shrink wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

         MAXIMO(Copyright) and P/X(Copyright) are registered trademarks of the Company. Microsoft(Copyright) is a registered trademark and Windows(Trademark) is a trademark of Microsoft Corporation. This Annual Report on Form 10-K also includes other trademarks of the Company and trademarks of companies other than the Company.

LICENSED TECHNOLOGY

         The Company licenses certain software programs from third-party developers and incorporates them into the Company's products. These licenses are non-exclusive worldwide licenses which terminate on varying dates. The Company believes that it will be able to renew non-perpetual licenses or that it will be able to obtain substitute products if needed.

         The Company has entered into a non-exclusive license agreement with Centura Corporation that permits the Company to include certain Centura proprietary software products collectively called the "SQL System" in the Company's products. Under the terms of the agreement, the Company is required to pay fixed royalty fees to Centura. Centura may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company. The Company has entered into a non-exclusive license agreement with Management Information Technology, Incorporated ("MITI") that grants the Company's end-users to the rights to a single-user, application specific SQR3 license to modify the standard reports delivered with

MAXIMO. Under the terms of the agreement, the Company is currently required to pay royalties to MITI based upon every system the Company sells with any SQR3 license. The Company may terminate the agreement at any time. MITI may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company. Currently, these products are included in MAXIMO Enterprise and Workgroup. The Company has entered into a non-exclusive license agreement with Netronic Software GmbH ("Netronic") that permits the Company to incorporate certain graphic software programs into the Company's products. Under the terms of the agreement, the Company is currently required to pay royalties to Netronic. The Company may terminate the agreement at any time. Netronic may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company.

EMPLOYEES

         As of September 30, 1996, the Company had 414 full-time employees including 146 in sales, marketing and related services, 81 in product research, applications development, technology research, and quality assurance, 132 in customer support, training and consulting services, and 55 in finance and administration, human resources, manufacturing and facilities. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

ITEM 2. PROPERTY

         The Company's headquarters are located in Cambridge, Massachusetts in a leased facility consisting of approximately 45,000 square feet, at an average annual cost of approximately $1,700,000, under a 13 year lease that expires on December 31, 1997. The Company also leases a 13,000 square foot manufacturing and distribution facility in Watertown, Massachusetts at an average annual cost of approximately $100,000 under a lease expiring on May 31, 1998. The Company leases additional sales offices in California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Michigan, Missouri, New Hampshire, New Jersey, New York, Texas, Washington, and Oregon. The Company also leases offices for its international operations in Australia, Canada, France, Germany, Hong Kong, the Netherlands, Sweden, Thailand and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

STOCK INFORMATION

Price Range of Common Stock

         The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation National Market System ("Nasdaq National Market") under the symbol PSDI. As of December 16, 1996, there were approximately 47 holders of record of the Company's Common Stock. This reflects the fact that most of the Company's stock is held in street names through one or more nominees.

         The following table sets forth the high and low per share trading prices of the Company's Common Stock, as reported on the Nasdaq National Market consolidated reporting system for the year ended September 30, 1996.

               FISCAL 1996                       HIGH                  LOW
              First Quarter                    $37.75               $21.75
             Second Quarter                    $40.75               $22.25
              Third Quarter                    $48.50               $29.50
             Fourth Quarter                    $49.75               $28.00


               FISCAL 1995                       HIGH                  LOW
              First Quarter                    $12.17                $8.83
             Second Quarter                    $17.67                $9.50
              Third Quarter                    $20.67               $14.17
             Fourth Quarter                    $33.75               $19.38

         Since 1983, the Company has not declared or paid cash dividends on its Common Stock, other than distributions to stockholders made with respect to fiscal years 1992 and 1993 to satisfy certain federal and state tax obligations of the stockholders attributable to the Company's S corporation status prior to October 1, 1993. The Company currently intends to retain any future earnings to finance growth and therefore does not anticipate paying cash dividends in the foreseeable future.

         On June 15, the Company's Board of Directors declared a 3-for-2 stock split in the form of a dividend, which was paid to all holders of record on June 26, 1995. All share and per share data has been restated to reflect this stock split as though it occurred at the beginning of the period.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data of the Company set forth below have been derived from the consolidated financial statements for the Company for the periods indicated. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere herein.


                                                     YEAR ENDED SEPTEMBER 30.
                               -------------------------------------------------------------
                               1996          1995          1994          1993           1992
                               ----          ----          ----          ----           ----
(in thousands, except
share and per share
data)

Revenues                    $ 73,329        $50,372       $36,753       $ 29,978        $ 26,870

Income from                   14,606          8,438         4,702          1,857           1,157
operations

Historical net income       $ 10,046        $ 5,629       $ 2,315       $  1,265        $    891

Historical income per       $   1.00        $  0.64       $  0.33       $   0.22        $   0.16
share

Pro forma data
(unaudited):
Pro forma net income(1)           --             --       $ 2,601       $  1,277        $    552
Pro forma income per              --             --       $  0.37       $   0.22        $   0.10
    share (1)
Weighted number of            10,052          8,846         6,942          5,811           5,724
common and common
equivalent shares           --------        -------       -------       --------        --------

Total Assets                  83,476         64,960        28,713         13,899          13,395
Long-Term Obligations            628            962         1,333          2,718             692
Dividends Per Share               --             --            --       $   0.11        $   0.08

(1) From October 1, 1981 through September 30, 1993, the Company operated as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended and comparable provisions of certain state tax laws. The pro forma adjustments for the fiscal years ended September 30, 1992 and 1993 reflect provisions for federal and state income taxes as if the Company has been subject to federal and state income taxation as a corporation during such periods, including the historical extraordinary benefit from utilization of foreign net operating loss carryforwards for the fiscal year ended September 30, 1992. For the three-month period ended December 31, 1993, the provision for income tax is adjusted to exclude the expense of the cumulative deferred tax provision required on termination of S corporation status.

(2) The consolidated financial statements of the Company for all periods presented include the results and balances of an acquisition accounted for as a pooling-of-interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's revenues are derived primarily from two sources: software licenses and fees for services, including support contracts and training and consulting services. The Company has experienced a significant shift in the sources of its revenues as a result of its decision to concentrate its resources on the development and marketing of enterprise-wide asset maintenance management systems operating in a client/server environment. Prior to 1991, the Company's revenues were derived primarily from licenses of its project management software (consisting of character-based software designed to run on mainframe, minicomputers and personal computers), and, to a lesser extent, from sales of computer hardware. The Company acquired Maintenance Automation Corporation ("MAC") on March 1, 1996. MAC is a developer of maintenance management software for the single-user, PC LAN segment.

         The Company released MAXIMO, its first client/server product, in 1991, and released P/X, its second client/server product, in 1992. In fiscal year ended September 30, 1991, revenues from client/server software constituted 11.4% of software revenues. By the fiscal year ended September 30, 1996, revenues from client/server software accounted for 88.6% of software revenues, of which 92.5% was attributable to the client/server versions of MAXIMO.

         In fiscal 1996, the Company introduced a new suite of MAXIMO products:
MAXIMO Enterprise, MAXIMO Workgroup and MAXIMO ADvantage. MAXIMO Enterprise, a new version of which was released in March 1996, is a client/server product, which runs on Oracle7 and SYBASE platforms and is intended for the high function, high usage segment of the maintenance management market. MAXIMO Workgroup, released in July 1996, is also a client/server product and runs on SQLBase and Oracle Workgroup and is intended for the mid-range segment of the maintenance management market.

         The product acquired as a result of the acquisition of MAC on March 1, 1996, MAXIMO ADvantage, is intended for the lower-end maintenance market. MAXIMO ADvantage supports Microsoft Access for the single user, PC LAN segment. The Company has incurred significant additional and unexpected costs in completing development of MAXIMO ADvantage due to a delay in excess of six months in completing the release of this product. The delay was necessary to meet the quality expectations and functionality demanded by the Company. The Company has also restructured the tele-sales operation employed by MAC to improve the fluidity of the sales distribution channel. Further effecting MAXIMO ADvantage sales was the delay in availability of a CD-Rom based multi-media evaluation kit. This evaluation kit became available in fiscal 1997. The Company believes that most of the additional expenses that need to be incurred in connection with the completion of the new release of MAXIMO ADvantage and the restructuring of the tele-sales distribution channel should be incurred by the end of the first six months of fiscal 1997. These unexpected costs and a shortfall in expected revenues resulted in a net operating loss of $1,203,000 for MAC for fiscal 1996.

         Revenues from licenses of P/X grew from $1,148,000 in fiscal year 1992 to $3,219,000 in fiscal year 1993 and $3,604,000 in fiscal year 1994. However, P/X has not achieved market acceptance, and revenues from P/X software licenses declined to $1,622,000 in fiscal year 1995 and $871,000 in fiscal year 1996. This product is no longer actively marketed by the Company as a stand alone solution.

         The sources of the Company's revenues from support and services have also shifted since the introduction of the Company's new generation of client/server products. Revenues from support and services relating to the Company's client/server products have increased, while those relating to the Company's mainframe and other software have declined. However, the decline in revenues from mainframe and other software support and services has been more gradual, due to customers' continued needs for support of installed mainframe and other systems. Support and services as a percentage of total revenues were 40.8%, 40.3% and 46.2%, for 1996, 1995, and 1994, respectively. The decline from fiscal 1994 is attributable to the shift in revenues generated from the Company's mainframe and other software to revenues generated from the Company's MAXIMO suite of products.

         The Company experienced an increase in the average selling price of its MAXIMO client/server software licenses during fiscal 1996. The Company attributes this increase in part to licenses of a version of MAXIMO for use with the ORACLE and SYBASE database management systems. These client/server versions of MAXIMO have a higher entry price and are typically implemented in configurations involving a larger number of users, for whom additional license fees are paid. Larger software license contracts, if any, may have a significant impact on revenues for any quarter and could therefore result in significant fluctuations in quarterly revenues and operating results.

         The Company's revenues attributable to its operations outside the United States are a significant portion of revenues. The Company expects that international revenues will continue to be a significant percentage of total revenues. As the percentage of the Company's total revenues which are derived from international operations and are conducted in foreign currencies grows, changes in the values of these foreign currencies relative to the United States dollar will affect the Company's results of operations, and may contribute to fluctuations in the Company's results of operations. The functional currencies of the Company's international subsidiaries include the pound sterling, the French franc, the German deutschemark, the Dutch guilder, the Swedish krona, and the Australian and Canadian dollars, each of which has fluctuated significantly in relation to the United States dollar. In addition, the Company is exposed to potential losses as a result of transactions giving rise to accounts receivable in currencies other than the United States dollar or the functional currencies of its international subsidiaries. When the value of a foreign currency in which the accounts receivable of the Company are denominated changes between the date the account receivable is accrued and the date on which it is settled, the resulting gain or loss is recorded as a foreign currency transaction adjustment. The Company recorded foreign currency transaction losses of $142,000, $117,000 and $76,000 for the fiscal years 1996, 1995 and 1994, respectively. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations.

         To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

Business Combinations.

         On December 27, 1995, the Company acquired the shares of its Swedish distributor, Planneringssystem och Datorer i Norden AB for the sum of $517,000. In addition, the Company is obligated to pay the seller an earnout based on revenue target achievement for the fiscal year ended September 30, 1996. The total earnout at September 30, 1996 was $147,000.

         On March 1, 1996, the Company acquired certain assets and assumed specific liabilities of the IHS department of debis Systemhaus Standard - Software - Produkte GmbH for the sum of $646,000. In addition, the Company will pay an earnout based on revenue target achievement for the twelve months ended December 31, 1996. The earnout is estimated to be $216,000 at September 30, 1996.

         On March 1, 1996, the Company acquired MAC in exchange for the issuance of 368,946 shares of the Company's common stock. MAC provides the Company an existing, although immature, tele-sales channel which has been restructured and can target entities and industries supplemental to those currently targeted by the Company's existing direct sales channel, such as real estate management, hotels and small education and medical facilities. MAC's product, CHIEF ADvantage has been renamed MAXIMO ADvantage and has been enhanced since the acquisition.


                                       2O

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:


                                      Year Ended September 30.
                                      ------------------------
                                   1996         1995          1994
                                 ------       ------        ------
Revenues:
Software                           59.2%        59.7%         53.8%
Support and services               40.8         40.3          46.2
                                 ------       ------        ------
     Total revenues:              100.0        100.0         100.0
Total cost of revenues             24.9         25.3          28.0
                                 ------       ------        ------
Gross margin                       75.1         74.7           720
                                 ------       ------        ------
Operating expenses:
Sales and marketing                33.3         32.8          33.7
Product development                10.4         13.2          12.9
  General and                      10.2         12.0          12.6
  administrative

Merger expenses                     1.3           --            --
                                 ------       ------        ------
     Total operating               55.2         58.0          59.2
     expenses:                   ------       ------        ------

Income from operations             19.9         16.7          12.8
Other income(expense), net          2.6          1.8          (0.2)
                                 ------       ------        ------
Income before income taxes         22.5         18.5          12.6
Historical income taxes             8.8          7.4           6.3
                                 ------       ------        ------
Historical net income              13.7%        11.1%          6.3%
                                 ------       ------        ------
Pro forma income taxes (1)                                     5.6
                                                            ------
Pro forma net income                                           7.0%
                                                            ------


(1) For the fiscal year ended September 30, 1994, the provision for income taxes is adjusted to exclude the expense of the cumulative deferred tax provision required on termination of S corporation status.

(2) All periods presented have been restated to include the results and balances of an acquisition accounted for as a pooling-of-interests.

Revenues

         Total revenues increased 45.6% to $73,329,000 in 1996 and 37.1% to $50,372,000 in 1995 from $36,753,000 in 1994. Prior year comparative revenues include only nine months of MAXIMO ADvantage revenues in fiscal 1995, as MAC's fiscal year was changed to coincide with the Company's. The growth in revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues from sales outside the United States for 1996 increased 53.7% to $29,734,000 or 40.5% of total revenues, compared to $19,340,000 or 38.4% of total revenues in 1995 and $14,576,000 or 39.7% of total revenues in 1994. The decrease in the percentage of total revenues generated outside the United

States in 1995 can be attributed primarily to a few large licenses of MAXIMO in the United States.

         The Company's software revenues increased 44.3% to $43,382,000 in 1996 and 51.9% to $30,054,000 in 1995 from $19,780,000 in 1994. Software revenues as a percentage of total revenues were 59.2%, 59.7% and 53.8% in 1996, 1995 and 1994, respectively. The progressive growth in software revenues is attributable to increases in the number of MAXIMO licenses, the number of users per license of MAXIMO and a few large MAXIMO Enterprise software license deals, combined with the release of the client/server versions of MAXIMO on SYBASE and Oracle. Revenues from licenses of MAXIMO and from related support and services increased 60.9% to $66,710,000 or 91.0% of total revenues in 1996, compared to $41,462,000 or 82.3% of total revenues in 1995 and $24,817,000 or 67.5% of total revenues in 1994. Revenues from licenses of P/X and from related support and services decreased 13.7% to $4,861,000 or 6.6% of total revenues in 1996, compared to $5,630,000 or 11.2% of total revenues in 1995 and $6,738,000 or 18.3% of total revenues in 1994. The decline in P/X revenues year over year occurred most significantly in P/X software license revenues and can be attributed to product performance issues, diminished demand for high-end planning and cost solutions, increased competition, and the Company's declining focus on selling and marketing this product.

         Revenues from support and services increased 47.4% to $29,947,000 in 1996 from $20,318,000 in 1995 and 19.7% to $20,318,000 in 1995 from $16,973,000 in 1994. The increases year over year are attributable to increased sales of MAXIMO support contracts and consulting and training services, partially offset by declines in sales of support contracts and services relating to the Company's project management software. Support and services as a percentage of total revenues were 40.8%, 40.3% and 46.2%, for 1996, 1995 and 1994, respectively.

Cost of Revenues.

         The total cost of revenues increased 43.4% to $18,238,000 in 1996 and 23.7% to $12,719,000 in 1995 from $10,283,000 in 1994. Prior year comparative costs of revenues for 1995 include only nine months of MAC costs in fiscal 1995, as MAC's fiscal year was changed to coincide with the Company's. The total cost of revenues as a percentage of total revenues were 24.9%, 25.3% and 28.0% in 1996, 1995 and 1994, respectively.

         Cost of software revenues consists of the amortization of capitalized software, royalties paid to vendors of third party software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. Cost of software revenues increased 14.5% to

$3,106,000 in 1996 and 20.2% to $2,713,000 in 1995 from $2,258,000 in 1994. In fiscal 1996, the Company changed the estimated useful life of its MAXIMO Enterprise product from three years to fifteen months to accurately reflect the lifecycles for new releases of this product. This change resulted in additional amortization expense of $565,000. In fiscal 1995, the Company accelerated the amortization expense of its internally developed software related to its P/X product, which resulted in $514,000 of additional expense. The increases year over year are also attributable to production costs associated with increased licenses of software. The cost of client/server software revenues as a percentage of client/server software revenues was 7.2%, 9.0% and 11.4% in 1996, 1995 and 1994, respectively. The decreases as a percentage of revenues were due primarily to economies resulting from increased sales volume.

         Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. Cost of support and services revenues increased 51.2% to $15,132,000 in 1996 from $10,006,000 in 1995 and 24.7% to $10,006,000 in 1995 from $8,025,000 in 1994. Cost of support and services as a percentage of support and services revenues was 50.5%, 49.2%, and 47.3% in 1996, 1995 and 1994, respectively. In fiscal 1996, the increases as a percent of revenues are attributable to the hiring costs of third-party consultants contracted with to perform services for the Company as a result of the increases in the number of licenses sold and the timing of hiring permanent employees. Also in fiscal 1996, the Company created a Business Solutions group whose goal is to do project management for large industry implementations in certain vertical markets. The increases year over year are also attributable to the costs of personnel to support international distributors in certain territories where the distributors performed a larger proportion of services without corresponding increases in service revenues to the Company.

Sales and Marketing Expenses.

         Sales and marketing expenses increased 47.5% to $24,422,000 in 1996 and 33.6% to $16,555,000 in 1995 from $12,395,000 in 1994. Prior year comparative sales and marketing expenses for 1995 include only nine months of MAC expenses in fiscal 1995, as MAC's fiscal year was changed to coincide with the Company's. The increases year over year are primarily due to increases in the number of sales personnel, sales commissions, travel and lodging expenses, and an increase in advertising costs and the restructuring of the MAC tele-sales operation. Sales and marketing expenses as a percentage of total revenues were 33.3%, 32.8% and 33.7% in 1996, 1995, and 1994, respectively. The increase as a percentage of revenues for fiscal 1996 is due primarily to increases in sales commissions paid to both the geographic sales representatives and in some cases the industry oriented vertical sales representative, therefore decreasing the margin on the sale. The decrease as a percentage of revenues for fiscal 1995 was due primarily to the increased productivity of the Company's sales and marketing staffs combined with increased sales of the Company's MAXIMO product by distributors.

Product Development Expenses.

         Product development expenses increased 15.3% to $7,653,000 in 1996 and 39.7% to $6,639,000 in 1995 from $4,753,000 in 1994. Prior year comparative product development expenses for 1995 include only nine months of MAC expenses in fiscal 1995, as MAC's fiscal year was changed to coincide with the Company's. The increase for fiscal 1996 is primarily due to the engagement of additional employees and third party consultants who worked on the new client/server release of MAXIMO during the first six months of the year, offset by the capitalization of the software costs related to the product, as no software costs were capitalized for fiscal 1995. Capitalization of software costs were $634,000, $0 and $739,000 in fiscal 1996, 1995 and 1994, respectively. During fiscal 1996, the Company spent progressively more of its development expenditures on MAXIMO such that virtually all of its development dollars were incurred on the MAXIMO product line by the end of the year. Product development expenses as a percentage of total revenues were 10.4%, 13.2%, and 12.9% in 1996, 1995, and 1994, respectively. The decreases as a percentage of revenues in fiscal 1996 are attributable to the delays in planned hires of new development staff until the later half of fiscal 1996 and capitalization of internal software developments costs in 1996 versus no capitalization of expenses in 1995.

General and Administrative Expenses.

         General and administrative expenses include the cost of the Company's finance, human resources, information services and administrative operations. Prior year comparative general and administrative expenses for 1995 include only nine months of MAC expenses in fiscal 1995, as MAC's fiscal year was changed to coincide with the Company's. General and administrative expenses increased 23.7% to $7,445,000 in 1996 and 30.3% to $6,021,000 in 1995 from $4,620,000 in 1994.
The increase in fiscal 1996 is primarily due to goodwill amortization for the purchase of two international distributors, expenses related to professional fees in connection with growth of the Company, as well as, increases in insurance premiums resulting from the second public offering in July 1995. The increase in fiscal 1995 was primarily due to an increase in the provision for bad debt expenses in proportion to the increase in receivables. General and administrative expenses as a percentage of total revenues were 10.2%, 12.0% and 12.6% in 1996, 1995, and 1994, respectively. The decrease as a percentage of revenues in fiscal 1996 is attributable to salary reductions due to the departure of several MAC executives and administrative employees, and the ability of the Company to manage a larger revenue base without commensurate increases in general and administrative expenses.

Other Income/Expense.

         Interest income increased to $1,971,000 in 1996 from $1,104,000 in 1995 and $235,000 in 1994. Prior year comparative expenses include only nine months of MAC expenses in fiscal 1995, as MAC's fiscal year was changed to coincide with the Company's. The increases are attributable to interest earned on cash equivalents and marketable securities purchased with the net proceeds of the Company's public offering in 1995 and initial public offering in 1994. Interest expense was $38,000 in 1996, $49,000 in 1995 and $303,000 in 1994. The decrease in 1995 was attributable to the retirement of subordinated debt in 1994 in conjunction with the Company's initial public offering and the buyout of certain capital equipment leases. Other income (expense), net, decreased to $42,000 in 1996 from $136,000 in 1995, compared to net income of $11,000 in 1994. The decrease in 1996 is primarily attributable to an increase in income derived from the MAXIMO Users Group Conference, offset by foreign currency translation losses. The increase in 1995 is attributable to foreign currency translation losses.

Provision for Income Taxes.

         The Company's effective tax rates were 39.1%, 39.8% and 50.2% in 1996, 1995 and 1994, respectively. The Company's pro forma effective tax rate was 44.0% in 1994. The pro forma tax rate excludes the effect of $286,000 of cumulative deferred taxes required to be recorded on termination of Subchapter S corporation status. The decrease in the effective tax rate for fiscal 1996 can be attributed to the use of a Foreign Sales Corporation partially offset by non-deductible merger expenses. The decrease in the effective tax rate for fiscal year 1995 can be attributed primarily to a reduction in foreign withholding taxes. At September 30, 1996, the Company had net operating loss carryforwards of approximately $1,259,000 and $94,000 of credit carryforwards in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company had cash and cash equivalents of approximately $9,097,000 and working capital of $53,289,000. Cash provided by operations for fiscal year 1996 was $2,691,000, generated primarily by income earned for the period and depreciation, offset by the increase in accounts receivable and the acquisition costs in connection with the purchase of our Swedish and German distributors. Cash used in investing activities totaled $5,041,000, primarily for the purchase computer equipment, office equipment and capitalization of internal software costs, and purchases of marketable securities. Cash provided by financing activities was $2,120,000, generated by proceeds from exercises of employee stock options, offset by the repayment of MAC's equipment loans and amounts borrowed on their line of credit.

         As of September 30, 1996, the Company's principal commitments consisted primarily of an office lease for its headquarters and leases of computer equipment and motor vehicles. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through March 1999.

         In March 1996, the Company extended its $5,000,000 unsecured line of credit with Chase Manhattan Bank, N.A., which will expire on March 31, 1997. The Company believes that its current cash balances combined with cash flow from operations and credit available under its bank line of credit will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 1997.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

         The Company generally ships its product upon receipt of orders and maintains no significant backlog. As a result, revenues from license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. A delay in or loss of orders can cause significant variations in quarterly operating results. In addition, the Company's revenues and operating results have fluctuated historically, due to the number and timing of product introductions and enhancements, the budgeting and purchasing cycles of customers and the timing of large orders, the timing of product shipments and the timing of marketing and product development expenditures. Large software license contracts may have a significant impact on revenues for any quarter and could therefore result in significant fluctuations in quarterly revenues and operating results. The Company's revenues and income from operations typically grow at a lower rate or decline in the first quarter of each fiscal year. In addition, revenues are typically higher in the fourth quarter than in other quarters of the year, reflecting the Company's fiscal year end and a sales commission policy that bases rewards on achievement of annual quotas. As a result of these factors, the Company has experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results.

FACTORS OF FUTURE PERFORMANCE

         Further information on factors that could affect the Company's business and financial results are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to exhibits and financial statement schedules are included in Part IV item 14(a) (1) and (2).

Quarterly Financial Data (Unaudited)

The company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

(in thousands, except per share amounts)

1996 Quarter          Dec.31,      Mar. 31,      June 30,      Sep. 30,    Year Ended
------------
Ended:                 1995          1996          1996         1996          1996
--------               ----          ----          ----         ----          ----
Total revenues       $16,187       $16,376       $18,151       $22,615       $73,329
Income from
operations             3,213         2,676         3,720         4,997        14,606
Income before
income taxes           3,634         2,993         4,207         5,663        16,497
Provision for
income taxes           1,507         1,546         1,457         1,941         6,451
Net income             2,127         1,447         2,750         3,722        10,046
Net income per
share                $  0.21       $  0.14       $  0.27       $  0.37       $  1.00


1995 Quarter          Dec.31,      Mar. 31,      June 30,      Sep. 30,    Year Ended
------------
Ended:                 1994          1995         1995           1995         1995
------                 ----          ----         ----           ----         ----
Total revenues       $10,277       $11,628       $13,633       $14,834       $50,372
Income from
operations             1,702         1,663         2,412         2,661         8,438
Income before
income taxes           1,826         1,860         2,476         3,195         9,357
Provision for
income taxes             728           854           942         1,204         3,728
Net income             1,099         1,006         1,534         1,991         5,629
Net income per
share                $  0.13       $  0.12       $  0.18       $  0.20       $  0.64

The consolidated financial statements of the Company for all periods presented include the results and balances of an acquisition accounted for as a pooling-of-interests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III
(ITEMS 10,11,12,13)

         In accordance with general instruction G(3) to Form 10-K, information required by Part III is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The financial statements and schedules filed as part of this Report are listed in the following Index to Financial Statements and Schedules. The exhibits filed as part of this Report are listed in the accompanying Index to Exhibits.

(a)      The following documents are filed as a part of this Report:

         1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are filed as part of this report:

                                                                   PAGE
                                                                   ----
         Report of Independent Accountants ...................       35
         Consolidated Balance Sheets -
         September 30, 1996 and 1995 .........................       36
         Consolidated Statements of Operations -
         Years Ended September 30, 1996, 1995 and 1994 .......       37
         Consolidated Statements of Cash Flows -
         Years Ended September 30, 1996, 1995 and 1994 .......       38
         Consolidated Statements of Stockholders' Equity -
         Years Ended September 30, 1996, 1995 and 1994 .......       39
         Notes to Consolidated Financial Statements ..........       40

         2. Financial Statement Schedules. The following financial statement schedules of Project Software & Development, Inc. for the Years Ended September 30, 1996, 1995 and 1994 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

         SCHEDULE                                                   PAGE
         --------                                                   ----
         II    Valuation and Qualifying Accounts.........            56

         Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

         3. Exhibits.

         Exhibits 10.3 through 10.5 include the Company's compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                  3.  Instruments Defining the Rights of Security-Holders

                  3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-l, Registration

                  No. 33-76420, and incorporated herein by reference)

                  3.2 Restated By-Laws of the Company, as amended

         9.          Voting Trust Agreements

                  9.1 1996 Daniels Voting Trust Agreement dated August 19, 1996 among Susan H. Daniels, Robert L. Daniels and Robert L. Daniels, as Trustee

                  10. Material Contracts

                  10.1 Underwriting Agreement, dated July 13, 1995, by and among the Company, Robertson, Stephens & Company, L.P., Montgomery Securities and First Albany Corporation, as representatives of the several underwriters and certain shareholders of the Company named in Schedule B thereto. (included as Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No.33-76420, and incorporated herein by reference)

                  10.2 Forms of Lock-Up Agreements (included as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No.33-76420, and incorporated herein by reference)

                  10.3 1996 Executive Bonus Plan (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 0-23852 and incorporated herein by reference)

                  10.5 Amended and Restated 1994 Incentive and Nonqualified Stock Option Plan, as approved by the stockholders of the Company by written consent dated April 15, 1994 (included as Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No.33-76420, and incorporated herein by reference)

                  10.6 1994 Employee Stock Purchase Plan, as amended

                  10.7 Agreement and Plan of Merger, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz, Mitchell B. Knecht, Heidi D. Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

                  10.8 Escrow Agreement, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz, Mitchell B. Knecht, Heidi D. Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

                  10.9 Registration Rights Agreement, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz, Mitchell B. Knecht, Heidi D. Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

                  10.10 Directors and Officers Liability and Company Reimbursement Policy for the Company issued by Lexington Insurance Company for the period of March 18, 1996 through March 18, 1997 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

                  10.11 Directors and Officers Liability and Company Reimbursement Policy for the Company issued by Zurich Insurance Company for the period of March 18, 1996 through March 18, 1997 (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

                  10.12 Form of PSDI 1994 Authorized Value Added Reseller Agreement (included as Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

                  10.13 Reseller Agreement dated May 20, 1994 between the Company and Oracle Corporation (included as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1994, Commission File No. 0-23852, and incorporated herein by reference)

                  10.14 Employee Separation Agreement dated as of July 31, 1996 between the Company and Dean F. Goodermote

         11.        Statements re computation of per share earnings

                  11.1 Statement re computation of per share earnings

         21.        Subsidiaries of the registrant

                  21.1 Subsidiaries of the Company

         23.        Consents of experts and counsel

                  23.1 Consent of Coopers & Lybrand L.L.P.

         27.        Financial Data Schedule

                  27.1 Financial Data Schedule

         99.        Certain Factors

                  99. Certain Factors - Certain factors concerning the Company dated December 27, 1996 concerning certain cautionary statements of the Company to be taken into account in conjunction with the consideration and review of the Company's publicly-disseminated documents and oral statements (including oral statements made by others on behalf of the Company) that include forward-looking information.

(b) Reports on Form 8-K

                  During the three months ended September 30, 1996, the Company filed a current Report on Form 8-K dated August 19, 1996 which, in Item 5, described the restructuring of the Company's management and certain additional actions, including By-Law amendments, taken by vote of the Board of Directors. A copy of the Company's By-Laws, as amended, was filed under Item 7.

         The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expense in furnishing those materials.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 27, 1996.

                                   PROJECT SOFTWARE & DEVELOPMENT, INC.

                                    By:   /s/ Paul D. Birch
                                       -----------------------------------
                                              Paul D. Birch
                                              Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dean F. Goodermote                      Chairman                                        December 27, 1996
------------------------------              of the Board
Dean F. Goodermote

/s/ Paul D. Birch                           Executive Vice                                  December 27, 1996
------------------------------              President, Chief
Paul D. Birch                               Financial officer
                                            and Treasurer
                                            (Co-Principal Executive
                                            officer,Principal Financial
                                            and Accounting Officer)

/s/ Norman E. Drapeau,Jr                    Co-Principal                                    December 27, 1996
------------------------------              Executive officer
Norman E. Drapeau Jr.


/s/ Robert L. Daniels                       Director                                        December 27, 1996
------------------------------
Robert L. Daniels


/s/ Charles S. Jones                        Director                                        December 27, 1996
------------------------------
Charles S. Jones


------------------------------              Director                                        December 27, 1996
Michael D. Marvin


------------------------------              Director                                        December 27, 1996
William G. Nelson

                        REPORT OF INDEPENDENT ACCOUNTANTS

         We have audited the consolidated financial statements and the financial statement schedule of Project Software & Development, Inc. and its subsidiaries listed in the index on page 29 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Project Software & Development, Inc. and its subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                Coopers & Lybrand L.L.P.

Boston, Massachusetts
November 8, 1996

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS




                        ASSETS                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                 -------------   -------------
                                                                      1996           1995
                                                                      ----           ----
                                                                (IN THOUSANDS,EXCEPT SHARE DATA)
Current assets:
    Cash and cash equivalents                                       $ 9,097        $ 9,346
    Marketable securities                                            36,798         36,025
    Accounts receivable, trade, less allowance
      for doubtful accounts of $1,954 in 1996 and
      $1,346 in 1995                                                 27,030         13,922
    Prepaid expenses                                                  1,410          1,267
    Other assets                                                        748            425
    Deferred income taxes                                               892            452
                                                                    -------        -------
        Total current assets                                         75,975         61,437
                                                                    -------        -------

 Property and equipment, net                                          4,174          2,391
 Computer software costs, net                                           787            789
 Goodwill, net                                                        1,832             --
 Deferred income taxes                                                  675            314
 Other assets                                                            33             29
                                                                    -------        -------
        Total assets                                                $83,476        $64,960
                                                                    =======        =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                $ 8,384        $ 5,116
    Accrued compensation                                              5,007          3,714
    Income taxes payable                                                248            603
    Deferred income taxes                                                 5             --
    Deferred revenue                                                  9,042          6,601
    Line of credit                                                       --            325
    Leased equipment obligation                                          --             28
    Current maturities of long-term debt                                 --             67
                                                                    -------        -------
        Total current liabilities                                    22,686         16,454
                                                                    -------        -------

 Deferred income taxes                                                  168            277
 Deferred rent                                                           85            158
 Deferred revenue                                                       375            469
 Long-term debt, less current maturities included                        --             58


 Commitments and contingencies

 Preferred stock, $.01 par value;1,000,000 authorized,
  none issued and outstanding                                            --             --
 Common stock, $.01 par value;15,350,000 authorized;
  and outstanding 9,702,549 and 9,566,712 for 1996 and 1995,
  respectively                                                           97             96
 Additional paid-in capital                                          45,324         42,725
 Retained earnings                                                   14,538          4,492
 Cumulative translation adjustment                                       49            159
 Net unrealized gain on marketable securities                           154             72
                                                                    -------        -------
        Total stockholders' equity                                   60,162         47,544
                                                                    -------        -------

        Total liabilities and stockholders' equity                  $83,476        $64,960
                                                                    =======        =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------
                                                         1996                1995                1994
                                                     ------------         -----------         -----------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
    Software                                         $     43,382         $    30,054         $    19,780
    Support and services                                   29,947              20,318              16,973
                                                     ------------         -----------         -----------
             Total revenues                                73,329              50,372              36,753
                                                     ------------         -----------         -----------

Cost of revenues:
    Software                                                3,106               2,713               2,258
    Support and services                                   15,132              10,006               8,025
                                                     ------------         -----------         -----------
             Total cost of revenues                        18,238              12,719              10,283
                                                     ------------         -----------         -----------

Gross margin                                               55,091              37,653              26,470

Operating expenses:
    Sales and marketing                                    24,422              16,555              12,395
    Product development                                     7,653               6,639               4,753
    General and administrative                              7,445               6,021               4,620
    Merger expenses                                           965                  --                  --
                                                     ------------         -----------         -----------
             Total operating expenses                      40,485              29,215              21,768
                                                     ------------         -----------         -----------

Income from operations                                     14,606               8,438               4,702

    Interest income                                         1,971               1,104                 235
    Interest (expense)                                        (38)                (49)               (303)
    Other income (expense), net                               (42)               (136)                 11
                                                     ------------         -----------         -----------

Income before income taxes                                 16,497               9,357               4,645

Provision for income taxes                                  6,451               3,728               2,330
                                                     ------------         -----------         -----------

Net income                                           $     10,046         $     5,629         $     2,315
                                                     ============         ===========         ===========

Historical income per share                          $       1.00         $      0.64         $      0.33
                                                     ------------         -----------         -----------

Pro forma data:
     Historical provision for income taxes                     --                  --               2,330
     Pro forma - decrease to historical taxes                  --                  --                (286)
                                                     ------------         -----------         -----------

             Total taxes                                       --                  --               2,044
                                                     ------------         -----------         -----------

Pro forma net income                                           --                  --               2,601
                                                     ------------         -----------         ===========

Pro forma income per share                           $         --         $        --         $      0.37
                                                     ------------         -----------         -----------

Weighted number of common and
common equivalent shares                               10,051,908           8,845,746           6,942,422
                                                     ------------         -----------         -----------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED SEPTEMBER 30,
                                                                 1996               1995             1994
                                                                 ----               ----             ----
    (IN THOUSANDS)
 Cash flows from operating activities:
    Net income                                                $  10,046         $   5,629         $  2,315
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                2,662             2,391            1,997
     Loss on sale and disposal of property
       and equipment                                                 17                42               11
     Amortization of discount on marketable securities              331               172               --
     Deferred rent                                                  (73)              (34)             (11)
     Deferred taxes                                                (908)             (735)             217
     Changes in operating assets and liabilities,
       net of effect of acquisitions:
       Accounts receivable                                      (12,935)           (4,871)            (590)
       Prepaid expenses                                             (90)             (519)             (75)
       Other assets                                                 144                54              (35)
       Accounts payable                                           2,209             1,577              590
       Accrued compensation                                       1,361             2,522              516
       Income taxes payable                                        (347)             (227)             622
       Deferred revenue                                           2,374             2,613             (614)
                                                              ---------         ---------         --------
 Net cash provided by operating activities                        4,791             8,614            4,943
                                                              ---------         ---------         --------

 Cash flows from investing activities:
     Acquisitions of businesses, net of cash                     (1,837)               --               --
     Acquisitions of property and equipment                      (3,204)           (2,007)            (621)
     Proceeds from sale of property and equipment                     6                 5               37
     Additions to computer software costs                        (1,084)              (83)            (821)
     Purchases of marketable securities                        (191,574)         (148,609)              --
     Sales of marketable securities                             190,552           112,484               --
                                                              ---------         ---------         --------
Net cash used in investing activities                            (7,141)          (38,210)          (1,405)
                                                              ---------         ---------         --------

 Cash flows from financing activities:
     Payments on leased equipment                                   (29)             (413)            (176)
     (Payments)/Borrowings on line of credit, net                  (325)              244               (8)
     Payment of subordinated notes                                   --                --             (917)
     (Payments)/ Borrowings on long-term notes, net                (124)               35               43
     Repayment of shareholders                                       --                --             (143)
     Proceeds from issuance of common stock,
       net of issuance costs                                         --            23,552           11,470
     Proceeds from exercise of stock options
       including related tax benefit                              2,600               915               --
     Dividend distribution                                           --                --             (116)
                                                              ---------         ---------         --------
 Net cash provided by financing activities                        2,122            24,333           10,153
                                                              ---------         ---------         --------

 Effect of exchange rate changes on cash                            (21)                2              (25)
                                                              ---------         ---------         --------

 Net (decrease)/increase in cash and cash equivalents              (249)           (5,261)          13,666

 Cash and cash equivalents, beginning of year                     9,346            14,607              941
                                                              ---------         ---------         --------

 Cash and cash equivalents, end of year                       $   9,097         $   9,346         $ 14,607
                                                              =========         =========         ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                                          Net
                                                                                                       Unrealized
                                        Common Stock        Additional    Accumulated    Cumulative    Gains on        Total
                                     Shares                   Paid-in       Earnings     Translation   Marketable   Stockholders
(in thousands, except share data)    Issued       Amount      Capital       (Deficit)    Adjustment    Securities      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1993 ..........    5,355,005       $54       $ 5,719       ($ 3,117)       ($ 28)                    $  2,628
  Adjustment for pooling
      of interests ..............      339,520         3            25           (335)                                     (307)
-----------------------------------------------------------------------------------------------------------------------------------
  Balance restated ..............    5,694,525        57         5,744         (3,452)         (28)                       2,321
  Transactions of pooled
      company ...................       29,426         1           396                                                      397
  Issuance of common stock,
      net of issuance cost
      of $805 ...................    2,250,006        22        11,028                                                   11,050
  Exercise of warrants ..........      299,250         3         1,103                                                    1,106
  Net income ....................                                               2,315                                     2,315
  Translation adjustment ........                                                              137                          137
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1994 ..........    8,273,207        83        18,271         (1,137)         109                       17,326
  Issuance of common stock,
      net of issuance cost
      of $470 ...................    1,207,500        12        23,540                                                   23,552
  Stock options exercised
      and related tax benefit,
      employee stock purchases...       86,005         1           914                                                      915
  Net income ....................                                               5,629                                     5,629
  Translation adjustment ........                                                               50                           50
  Net unrealized gain on
      marketable securities .....                                                                         $   72             72
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1995 ..........    9,566,712        96        42,725          4,492          159            72         47,544
  Stock options exercised
      and related tax benefit,
      employee stock purchases...      135,837         1         2,599                                                    2,600
  Net income ....................                                              10,046                                    10,046
  Translation adjustment ........                                                             (110)                        (110)
  Net unrealized gain on
      marketable securities .....                                                                             82             82
-----------------------------------------------------------------------------------------------------------------------------------
Balance at

    September 30, 1996 .......       9,702,549       $97       $45,324       $ 14,538        $  49        $  154       $ 60,162
-----------------------------------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Nature of Business

         The Company's primary business is the development, marketing, sales and support of applications software used by business, government and other organizations to improve the productivity of facilities, plants and production equipment.

   Basis of Presentation

         The consolidated financial statements include the accounts of Project Software & Development, Inc. ("PSDI") and its majority-owned subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated. The consolidated financial statements of the Company for all periods presented in this report include the results and balances of an acquisition accounted for as pooling-of-interests.

   Income per Share

         Income per share is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents (using the treasury stock method). For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. All share and per share data has been restated to account for businesses acquired as pooling of interests.

         Pro forma adjustments to net income include an adjustment to exclude the expense of the cumulative deferred tax provision required on termination of S Corporation status. Fully diluted and primary income per share data are the same for each period presented.

   Depreciation and Amortization

         Property and equipment are stated at cost.

         Depreciation is computed over the estimated useful lives of the assets as follows:


                             Description                 Estimated Useful Life
                             -----------                 ---------------------
           Computer equipment............................       3 years
           Vehicles......................................       3 years
           Furniture and fixtures........................       5 years

         Leasehold improvements are amortized on the straight-line method over the shorter of their estimated useful life or term of the lease. Maintenance and repairs are charged to expense as incurred and betterments are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

   Goodwill

     The excess cost over net assets of acquired companies is being amortized over five years using the straight-line method of amortization.

   Computer Software Costs

     Computer software costs consist of internally developed and purchased or licensed software. Development costs incurred in the research and development of new software products and enhancements to existing products are expensed in the period incurred unless they qualify for capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." These costs are amortized on a straight-line basis over the estimated useful or market life of the software (generally, one to three years). In fiscal 1996, the Company changed the estimated useful life of its MAXIMO Enterprise product from three years to fifteen months to accurately reflect the lifecycles for new releases of this product. This change resulted in additional amortization expense of $565,000. In fiscal 1995, the Company accelerated the amortization expense of its internally developed software related to its P/X product, which resulted in $514,000 of additional expense.

   Income Taxes

     As of October 1, 1981, PSDI elected to become a Subchapter S corporation for federal income tax reporting purposes. Under this election, PSDI passed through to its stockholders as individual taxpayers, on a pro rata basis, each item of income (loss), deduction and tax credit. Accordingly, no federal income tax provision was required for PSDI. In those states that did not recognize Subchapter S status, state taxes were provided for and foreign taxes were provided where appropriate. On October 1, 1993, PSDI terminated its status as a Subchapter S corporation. (see Note B).

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach for accounting and reporting for income taxes. SFAS 109 also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As permitted under SFAS 109, prior years' financial statements were not restated. The adoption of SFAS 109 did not have a material impact on the Company's financial position or results of operations.

     The Company has not provided for the U.S. income tax on earnings of its foreign subsidiaries as it considers these earnings to be permanently reinvested. At September 30, 1996, the undistributed earnings of foreign subsidiaries were $1,219,000.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

   Revenue Recognition

     The Company licenses its software products upon contract execution and shipment, provided that no significant vendor obligations remain outstanding and collection of the resulting receivable is deemed probable. Insignificant vendor obligations, if any, remaining after contract execution and shipment are accounted for either by deferring a pro rata portion of revenue for the remaining tasks or by accruing the costs related to the remaining obligations.

     The revenue from maintenance contracts is recognized ratably over the term of the agreement, generally one year. Revenues from services and system implementations are recognized as the services are performed. Revenue from hardware sales is recognized upon shipment. To date, the Company's warranty and product return expenses have been immaterial.

   Deferred Revenue

     Deferred revenue includes revenues from fixed fee license agreements with payment terms greater than one year and maintenance contracts billed in advance.

   Foreign Currency

     Assets and liabilities are translated at current exchange rates at the balance sheet dates. The translation adjustments made on translation of the balance sheet are recorded as a separate component of stockholders' equity. Revenues and expenses are translated into U.S. dollars at average exchange rates. Foreign currency transaction gains and losses are included in determining net income. The Company recorded losses of $142,000, $117,000 and $76,000 for 1996, 1995 and 1994, respectively.

   Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds, which are stated at cost, which approximates market.

   Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivables.

     The Company restricts investment of temporary cash investments to financial institutions with high credit standing. The Company has not experienced any losses on these investments to date. Credit risk on trade receivables is minimized as a result of the diverse nature of the Company's customer base. As of September 30, 1995, the Company had a receivable due from the U.S. Government, which represented 13% of the Company's accounts receivable balance. The Company collected all amounts due on this receivable in the normal course of business. The Company has not experienced significant losses related to accounts receivable from

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

individual customers or groups of customers in a particular industry or geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable.

   Marketable Securities

     In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company's marketable securities are classified as available-for-sale and are stated at their fair market value. The fair market value of marketable securities was determined based on quoted market prices. Unrealized gains and losses on securities classified as available-for-sale are reported as a separate component of stockholder's equity.

   Accounting Standards

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" for fiscal years beginning after December 15, 1995. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, and stock appreciation rights. SFAS No. 123 does not require companies to change their existing accounting for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" {the intrinsic value method) but requires pro forma disclosures of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue following present accounting rules under APB Opinion No. 25 and will adopt the new disclosure provisions of SFAS No. 123 beginning in fiscal year 1997.

   Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

B.    INCOME TAXES:

     The components of income before income taxes and extraordinary item and the historical related provision for income taxes consist of the following:


                                             Year Ended September 30,
                                       --------------------------------------
  (in thousands)                         1996           1995           1994
                                       --------        -------        -------
  Income before income taxes and
  extraordinary items:
  United States .................      $ 15,484        $ 8,240        $ 3,531
  Foreign .......................         1,013          1,117          1,114
                                       --------        -------        -------
                                       $ 16,497        $ 9,357        $ 4,645
                                       ========        =======        =======

                                                  (Liability Method)
                                       --------------------------------------
Current taxes:

      Federal ...................         5,291          3,146          1,188
      State .....................         1,075            765            317
      Foreign ...................           757            347            345
      Foreign withholding taxes..           233            206            266
                                       --------        -------        -------
                                       $  7,356        $ 4,464        $ 2,116
                                       --------        -------        -------

Deferred taxes:

      Federal ...................          (382)          (561)           233
      State .....................           (63)          (134)             4
      Foreign ...................          (460)           (41)           (23)
                                       --------        -------        -------

                                           (905)          (736)           214
                                       --------        -------        -------
         Total ..................      $  6,451        $ 3,728        $ 2,330
                                       ========        =======        =======


The provision for income taxes on a pro forma basis is as follows:


                                                               Year Ended September 30,
                                                               ------------------------
                                                                         1994
                                                                        -------
Liability Method (in thousands)
Current taxes:
    Federal .............................................                 1,188
    State ...............................................                   317
    Foreign .............................................                   345
    Foreign withholding taxes ...........................                   266
                                                                        -------
                                                                        $ 2,116
                                                                        =======

Deferred taxes:
      Federal ...........................................                   (53)
      State .............................................                     4
      Foreign ...........................................                   (23)
                                                                            (72)
                                                                        -------
         Total ..........................................               $ 2,044
                                                                        =======

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     The reconciliation of the Company's historical income tax provision to the statutory federal tax rate is as follows:

                                                  Year Ended September 30,
                                                  ------------------------

                                              1996          1995          1994
                                              ----          ----          ----
Statutory federal tax rate ...........        35.0%         34.0%         34.0%
State taxes, net of federal tax
benefit ..............................         4.3           5.0           4.6
Foreign withholding taxes ............         1.4           0.4           5.8
Utilization of net operating loss
carryforwards ........................        (0.3)         (1.3)         (3.7)
Effect of termination of S
corporation status ...................          --            --           6.2
Other ................................        (1.3)          1.7           3.3
                                              ----          ----          ----
                                              39.1%         39.8%         50.2%
                                              ====          ====          ====


    The components of the historical deferred tax provision are:

                                                       Year Ended September 30,
                                                       ------------------------
(in thousands)                                           1996             1995
                                                         ----             ----
Depreciation .................................           $  47            $ (69)
Allowance for Doubtful Accounts ..............            (283)            (188)
Software Capitalization ......................            (121)            (434)
Net Operating Losses .........................            (564)              --
Other ........................................              16              (80)
                                                         -----            -----
                                                         $(905)           $(771)
                                                         =====            =====

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     The components of the deferred tax assets and liabilities are as follows:

                                                        Year Ended September 30,
                                                        ------------------------
    (in thousands)                                        1996             1995
                                                        -------           -----
Deferred Tax Assets:
    Deferred Revenue .........................          $   112           $ 157
    Allowance for Doubtful Accounts ..........              633             350
    Accrued Vacation .........................              101              61
    Other ....................................              157             198
    Net Operating Loss Carryforwards .........              585             451
    Valuation Allowance ......................              (21)           (451)
                                                        -------           -----
                                                        $ 1,567           $ 766
                                                        =======           =====

Deferred Tax Liabilities:
    Software Capitalization ..................          $   141           $ 262
    Other Liabilities ........................               32              15
                                                        -------           -----
                                                        $   173           $ 277
                                                        -------           -----
    Net Deferred Tax Asset ...................          $ 1,394           $ 489
                                                        =======           =====


     At September 30, 1996, the Company had approximately $397,000 of net operating loss carryforwards and $94,000 of credit carryforwards in certain foreign jurisdictions. The foreign net operating loss carryforwards have an indefinite life. Domestic net operating loss carryforwards at September 30, 1996, were approximately $862,000 and will expire in the year 2011.

     The French tax authorities are examining the French income tax returns for the fiscal years ended 1989 through 1991. The French tax authorities have proposed an adjustment for which the Company is in disagreement and has protested. Management does not believe that any additional tax liability for such periods which might arise out of such examination would have a material adverse effect on the results of operations or financial position of the Company.

C.       ACQUISITIONS:

     On December 27, 1995, the Company acquired the shares of its Swedish distributor, Planneringssystem och Datorer I Norden AB for the sum of $517,000. In addition, the Company is obligated to pay the seller an earnout based on revenue target achievement for the fiscal year ended September 30, 1996. The total earnout at September 30, 1996 was $147,000. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information.

     On March 1, 1996, the Company acquired certain assets and assumed specific liabilities of the HIS department of debis Systemhaus Standard - Software - Produkte GmbH for the sum of $646,000. In addition, the Company will pay an earnout based on

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

revenue target achievement for the twelve months ended December 31, 1996. The earnout is estimated to be $260,000 at September 30, 1996. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information.

     On March 1, 1996, the Company acquired the outstanding common stock of Maintenance Automation Corporation ("MAC"), a developer of PC-based maintenance management software, in exchange for the issuance of 368,946 shares of common stock. The transaction has been accounted for as a pooling-of-interests. Costs of the acquisition were $965,000. The Company's consolidated financial statements for all periods presented have been restated to include MAC. MAC's fiscal year for financial reporting purposes was changed from December 31 to September 30 for the period ended September 30, 1995. MAC's results of operations for the nine-month period ended September 30, 1995 and twelve-months ended December 31, 1994 have been included in the Company's 1995 and 1994 results, respectively. Accordingly, MAC's operations for the months ended October through and including December 1994 have not been included in the Company's September 30, 1995 results. Revenues and net income for MAC for October through and including December 1994 were $1,083,000 and $78,300, respectively, and have been included in the Company's September 30, 1994 results.

   The following information shows revenue and net income of the separate companies during the periods preceding the combination. Adjustments recorded to conform the accounting policies of the companies were not material to the consolidated financial statements.


                                        Quarter
                                         Ended              Year Ended
                                       December             September 30,
                                          31,
                                       --------        ------------------------
    (in thousands)                       1995            1995            1994
                                       --------        --------        --------
Revenue:
    PSDI .......................       $ 14,215        $ 46,293        $ 33,604
    MAC ........................          1,972           4,079           3,149
                                       --------        --------        --------
         Combined ..............       $ 16,187        $ 50,372        $ 36,753
                                       --------        --------        --------

Historical Net Income (loss):
      PSDI .....................       $  2,402        $  6,322        $  2,706
      MAC ......................           (275)           (693)           (391)
                                       --------        --------        --------
         Combined ..............       $  2,127        $  5,629        $  2,315
                                       --------        --------        --------

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

D.    LEASED EQUIPMENT OBLIGATION:

     The Company acquired computer equipment and vehicles under capital lease agreements which expire at various dates through December 31, 1996. The capitalized cost of the leased equipment and vehicles was $199,000 and $279,000 with related accumulated amortization of $183,000 and $239,000 at September 30, 1996 and 1995, respectively.

E.       MARKETABLE SECURITIES:

     Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. It is the Company's intention that all securities held at the balance sheet date will be sold within one year based upon historical experience to date. Dividend and interest income, including amortization of premium and discount arising at acquisition, are included in other income. The unrealized holding gains and (losses) for the year ended September 30, 1996 were $359,000 and $(275,000), respectively. The unrealized holding gains and (losses) for the year ended September 30, 1995 were $80,000 and $(8,000), respectively. As of September 30, 1996, all marketable securities were classified as available for sale and include the following:

                                                                           Fair
                                                     Amortized            Market
(in thousands)                                          Cost              Value
                                                      -------           -------
1996:
U.S. Government securities                             $17,000           $17,412
Tax exempt municipal securities                         19,267            19,186
Corporate debt securities                                  200               200
                                                       -------           -------
                                                       $36,467           $36,798
                                                       =======           =======

                                                                           Fair
                                                      Amortized           Market
(in thousands)                                           Cost             Value
                                                       -------           -------
1995:
U.S. Government securities                             $15,987           $16,116
Tax exempt municipal securities                         11,164            11,209
Corporate debt securities                                  200               200
Repurchase agreement                                     8,500             8,500
                                                       -------           -------
                                                       $35,851           $36,205
                                                       =======           =======

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

F.    PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost and consist of the following:


                                                      Year Ended September 30,
                                                     --------------------------
(in thousands)                                         1996              1995
                                                     --------          --------
Computer equipment .........................         $  8,686          $  6,712
Vehicles ...................................              397               397
Furniture and fixtures .....................            3,372             2,317
Leasehold improvements .....................            1,980             1,907
                                                     --------          --------
                                                       14,435            11,333
Less accumulated depreciation and
amortization...............................           (10,261)           (8,942)
                                                     --------          --------
                                                     $  4,174          $  2,391
                                                     ========          ========

      Depreciation and amortization expense was $1,459,000, $1,149,000 and $866,000 for 1996, 1995 and 1994, respectively.

G.    GOODWILL

      The Company's excess of purchase cost over the fair value of net assets purchased of businesses acquired was $2,100,000 for 1996. Amortization expense was $268,000 for 1996. There were no businesses acquired in 1995 or 1994.

H.    ACCRUED COMPENSATION:

      A summary of accrued compensation consists of the following:

                                                          Year Ended September
                                                                  30,
                                                         -----------------------
(in thousands)                                            1996             1995
                                                         ------           ------
Accrued bonus ................................           $1,778           $1,884
Accrued 401(k) Company contribution ..........              133              201

Accrued payroll ..............................              140               11
Accrued sales commissions ....................            2,547            1,333
Accrued vacation pay .........................              409              285
                                                         ------           ------
                                                         $5,007           $3,714
                                                         ======           ======


I.   COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facilities under operating lease agreements which expire at various dates through September 30, 2006. The Company pays all insurance, utilities, and pro rated

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

portions of any increase in certain operating expenses and real estate taxes. The Company has an option to extend the lease for its headquarters for two successive five-year periods. Rent expense under these leases aggregated $3,033,000, $2,649,000 and $2,662,000 for 1996, 1995 and 1994 respectively.

      The operating leases provide for minimum aggregate future rentals as of September 30, 1996 as follows:


           (in thousands)
          1997 ..........................                       $2,557
          1998 ..........................                        1,120
          1999 ..........................                          538
          2000 ..........................                          358
          2001 and thereafter ...........                        1,547
                                                                ------
                                                                $6,120
                                                                ======

      At September 30, 1996, the Company is also obligated to pay $480,000 in 1997 under guaranteed royalty arrangements.

      The Company is not party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's operations or financial condition.

J.       EMPLOYEE BENEFITS:

   Cash or Deferred Plan

      The PSDI Cash or Deferred Plan (the "Plan") is a defined contribution plan available to substantially all of PSDI's domestic employees. The Plan was established in 1988 under Section 401(a) of the Internal Revenue Code. Under the Plan, employees may make voluntary contributions based on a percentage of their pretax earnings.

      Effective January 1, 1993, the Plan was amended to provide for both a guaranteed and a discretionary contribution made by PSDI. Amounts charged to expense for this Plan in 1996, 1995 and 1994 were $40,000, $237,000, and $107,000, respectively.

   Incentive and Nonqualified Stock Option Plan

      On March 10, 1994, the Board of Directors of the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan (the "Option Plan") that provided for the grant of 900,000 nonqualified and incentive stock options to directors and employees. On January 25, 1996, the Board of Directors of the Company voted to increase the number of shares of Common Stock that may be issued from 900,000 to 1,800,000. The exercise price of Incentive Options must be at least equal to the fair market value on the date of grant. The exercise price of Nonqualified Options must not be less than 85% of the fair market value on the date of grant. These options vest in equal annual installments over periods of two to four years, commencing on December 31, 1994.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

Stock option activity is summarized as follows:

                                        Number of
                                         Shares          Price Range
                                         ------          -----------
1994
Granted                                  541,500         $ 5.67 - $ 6.33
Canceled                                  (8,100)        $ 5.67 - $ 6.33
Outstanding at September 30,
  1994                                   533,400         $ 5.67 - $ 6.33
Available for grant at
  September 30, 1994                     366,600

1995
Granted                                  303,750         $15.50 - $18.00
Canceled                                 (17,820)        $ 5.67 - $18.00
Exercised                                (75,200)        $ 5.67 - $ 6.33
Outstanding at September 30,
  1995                                   744,130         $ 5.67 - $18.00
Exercisable at September 30,
  1995                                    70,450         $ 5.67 - $ 6.33
Available for grant at
  September 30, 1995                      80,670

1996
Granted                                  322,850         $23.75 - $31.00
Canceled                                 (10,868)        $ 5.67 - $31.00
Exercised                               (126,708)        $ 5.67 - $18.00
Outstanding at September 30,
  1996                                  929,404          $ 5.67 - $31.00
Exercisable at September 30,
  1996                                  167,812          $ 5.67 - $18.00
Available for grant at
  September 30, 1996                    668,688

Employee Stock Purchase Plan

      On March 10, 1994, the Board of Directors of the Company adopted the 1994 Employee Stock Purchase Plan that provides for a maximum issuance of 225,000 shares of Common Stock for purchase by eligible employees at 85% of the lower of the fair market value of the Company's Common Stock on either the first or last day of the annual offering period. No compensation expense is recorded in connection with the plan. During fiscal year ended 1996, employees purchased 9,129 shares at a price of $14.73. During fiscal year ended 1995, employees purchased 10,800 shares at a price of $5.81.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

K. STOCKHOLDERS' EQUITY:

   Preferred Stock

      On March 11, 1994, the issuance of up to 1,000,000 shares of preferred stock, $0.01 par value was authorized. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series and the designation of such series.

   Stock Splits

      On March 11, 1994, the Company effected a 3.5-for-1 stock split of its outstanding Common Stock and the authorized number of Common Stock was increased to 15,350,000. On June 15, 1995, the Company's Board of Directors declared a 3-for-2 stock split in the form of a stock dividend, which was paid on July 6, 1995 to holders of a record on June 26, 1995. All share and per share data has been restated to reflect these stock splits as though they had occurred at the beginning of the initial period presented.

   Common Stock

      On April 28, 1994, the Company completed its initial public offering ("IPO") and sold 2,250,000 shares of Common Stock, receiving net proceeds of approximately $11,000,000, after underwriting discounts and other expenses of the offering. Simultaneously with the closing of the IPO, all outstanding warrants were exercised for 299,250 shares of Common Stock.

      On July 18, 1995, the Company completed a public offering of 1,207,500 shares of Common Stock at a price of $21.00 per share. The net proceeds of the offering to the Company, after underwriting discounts and other expenses, were approximately $23,550,000.

L. DEBT AND CREDIT AGREEMENTS:

      In March 1996, the Company extended its $5,000,000 unsecured line of credit agreement with Chase Manhattan Bank, N.A. which will expire on March 31, 1997. There was no outstanding balance on this line of credit at September 30, 1996.

      PSDI UK Limited has a line of credit agreement authorized to a limit of pounds sterling 200,000, payable upon demand with interest at the bank's base rate plus 2 1/4%. The line of credit is collateralized by all business assets of PSDI UK Limited. There was no outstanding balance on the PSDI UK Limited line of credit at September 30, 1996 and 1995.

      During 1995, Maintenance Automation Corporation had a line of credit agreement with a bank which provided for borrowings up to a maximum of $475,000 with interest payable at the prime rate plus 2%. The amounts outstanding on this line of credit at September 30, 1995 was $325,000. The Company paid all outstanding amounts

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

due on this line in March 1996 and terminated this line of credit agreement.

M.    SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Cash paid for interest and taxes were as follows:


                                           Year Ended September 30,
                                     ------------------------------------
(in thousands)                       1996            1995            1994
                                     ----            ----            ----
      Interest ...........          $   38          $   49          $  303
      Income taxes .......           6,175           3,393           1,141

     During 1994, included in interest expense is $105,000 of prepayment penalty related to the subordinated notes.

      Non-cash financing activities were as follows:


                                                             Year Ended September 30,
                                                          ------------------------------
(in thousands)                                            1996         1995         1994
                                                          ----         ----         ----
              Capital lease obligations ..........      $    --        $395        $  402
              Warrants exercised in exchange for
                subordinated notes ...............           --          --         1,083
              Exercise of mandatorily redeemable
                warrants .........................           --          --            21


      Acquisitions of businesses were as follows:



                                                     Year Ended September 30,
                                                ----------------------------------
(in thousands)                                  1996           1995           1994
                                                ----           ----           ----
      Fair value of assets acquired ...        $2,729        $    --        $    --
      Fair value of liabilities assumed           892
                                               ------
      Net cash payments ...............        $1,837        $    --        $    --
                                               ------

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

N.    GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

      A summary of the Company's operations by geographical area was as follows:


                                              Year Ended September 30,
                                       ----------------------------------------
(in thousands)                           1996            1995            1994
                                       --------        --------        --------
Revenues:
    The Americas
         US ....................       $ 43,595        $ 31,032        $ 22,177
         Canada ................          2,089           1,615           1,372
         Export sales ..........          3,091           2,307           1,452
         Intercompany revenues .          8,676           5,878           3,259
                                       --------        --------        --------
                                       $ 57,451        $ 40,832        $ 28,260

    Europe .....................         20,224          13,138           9,724
    Asia/Pacific ...............          4,330           2,280           2,028
    Consolidating eliminations..         (8,676)         (5,878)         (3,259)
                                       --------        --------        --------
                                       $ 73,329        $ 50,372        $ 36,753
                                       --------        --------        --------

Income (loss) from operations:
    US .........................         13,671           7,338           3,484
    Canada .....................             56             361             254
    Europe .....................            756             659             954
    Asia/Pacific ...............            147              19            (121)
    Consolidating eliminations .            (24)             61             131
                                       --------        --------        --------
                                        $14,606        $  8,438         $ 4,702
                                       --------        --------        --------

Cash and cash equivalents:
    US .........................          3,657           6,764          13,135
    Canada .....................            151             483             136
    Europe .....................          4,846           1,747             905
    Asia/Pacific ...............            443             352             431
                                       --------        --------        --------
                                       $  9,097        $  9,346        $ 14,607
                                       --------        --------        --------

Accounts receivable, net:
    US .........................         13,940           8,939           5,237
    Canada .....................            498             414             375
    Europe .....................         10,207           4,002           3,311
    Asia/Pacific ...............          2,385             567             413
                                       --------        --------        --------
                                       $ 27,030        $ 13,922        $  9,336
                                       --------        --------        --------

Identifiable assets:
    US .........................         60,979          56,593          22,388
    Canada .....................            662             922             532
    Europe .....................         18,828           6,398           4,866
    Asia/Pacific ...............          3,005           1,045             933
    Consolidated eliminations ..              2               2              (7)
                                       --------        --------        --------
                                       $ 83,476        $ 64,960        $ 28,712
                                       ========        ========        ========

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

      The Company operates in one business segment: software business applications. The Company has subsidiaries in foreign countries which sell the Company's products and services in their respective geographic areas from which the sales are made. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues. Income (loss) from operations excludes interest income, interest expense, provision for income taxes and transaction gains and losses.

    No single customer accounted for 10% or more of total revenues in the year ended September 30, 1996, 1995 and 1994.

O.     RELATED PARTY TRANSACTIONS:

      The Company leases its corporate headquarters pursuant to a 13 year lease which expires on December 31, 1997, from a partnership in which the Founder and Director of the Company has a 1.69% limited partnership interest. Rent payments to the partnership for 1996, 1995 and 1994 totaled $1,650,000 $1,480,000 and
$1,661,000, respectively. The base rent payable under this lease currently is substantially in excess of market rates. The Company believes that the base rent payable under the lease represented a market rent at the time the lease was established.

P.     COMPUTER SOFTWARE COSTS:

      Computer software costs consists of the following:

                                                       Year Ended September 30,
                                                      --------------------------
(in thousands)                                          1996             1995
                                                      -------           -------
Purchased software .........................          $   480           $   301
Purchased and licensed software for
development.................................              494               223
Internally developed software ..............            5,012             4,378
                                                      -------           -------
                                                        5,986             4,902
Less accumulated amortization ..............           (5,199)           (4,113)
                                                      -------           -------
                                           .          $   787           $   789
                                                      -------           -------

Amortization expense for 1996, 1995 and 1994 was $1,078,000, $1,239,000 and
$1,130,000, respectively.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    COL. A                         COL. B                       COL. C                  COL. D        COL. E
                    ------                         ------          --------------------------------     ------        ------
                                                                              ADDITIONS
                                                                   --------------------------------
                                                  BALANCE AT        CHARGED TO                                        BALANCE
                                                   BEGINNING         COSTS AND        CHARGED TO                      END OF
                                                   OF PERIOD          EXPENSES      OTHER ACCOUNTS    DEDUCTIONS      PERIOD
                                                  ----------          --------      --------------    ----------      ------
YEAR ENDED SEPTEMBER 30, 1996                     $1,346,000        $1,040,000                        $432,000       $1,954,000
    Allowance for doubtful accounts

YEAR ENDED SEPTEMBER 30, 1995
    Allowance for doubtful accounts               $  854,000        $1,409,000                        $917,000       $1,346,000

YEAR ENDED SEPTEMBER 30, 1994
    Allowance for doubtful accounts               $  430,000        $  802,000                        $378,000       $  854,000

                                  EXHIBIT INDEX

     EXHIBIT
     NO.          DESCRIPTION                                              PAGE
     ---          -----------                                              ----
     3.1          Amended and Restated Articles of
                  Organization of the Company (included
                  as Exhibit 3.3 to the Company's Registration
                  Statement on Form S-1, Registration No.
                  33-76420, and incorporated herein
                  by reference)
     3.2          Restated By-Laws of the Company, as amended
     9.1          1996 Daniels Voting Trust Agreement dated
                  August 19, 1996 among Susan H. Daniels,
                  Robert L. Daniels and Robert L. Daniels, as
                  Trustee
    10.1          Underwriting Agreement, dated July 13, 1995,
                  by and among the Company, Robertson, Stephens &
                  Company, L.P., Montgomery Securities and First
                  Albany Corporation, as representatives of the
                  several underwriters and certain shareholders of
                  the Company named in Schedule B thereto.
                  (included as Exhibit 10.1 to the Company's
                  Registration Statement on Form S-1,
                  Registration No. 33-76420, and incorporated herein
                  by reference)
    10.2          Forms of Lock-Up Agreements (included as
                  Exhibit 10.4 to the Company's Registration
                  Statement on Form S-1, Registration
                  No. 33-76420, and incorporated herein by reference)
    10.3          1996 Executive Bonus Plan (included as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended December 31, 1995, Commission File No.
                  0-23852 and incorporated herein by reference)
    10.5          Amended and Restated 1994 Incentive and
                  Nonqualified Stock Option Plan, as approved by the
                  stockholders of the Company by written consent
                  dated April 15, 1994 (included as Exhibit 10.16 to
                  the Company's Registration Statement on Form S-1,
                  Registration No. 33-76420, and incorporated herein
                  by reference)
    10.6          1994 Employee Stock Purchase Plan, as
                  amended
    10.7          Agreement and Plan of Merger, dated as of
                  March 1, 1996, by and among the Company, Toolbox
                  Acquisition Corp., Maintenance Automation
                  Corporation, Johnson Controls, Inc., Eli G. Katz,
                  Phyllis S. Katz, Mitchell B. Knecht, Heidi D.
                  Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson
                  Controls, Inc. and Eli G. Katz, as agent (included
                  as Exhibit 10.4 to the Company's Quarterly Report
                  on Form 10-Q for the quarter ended March 31, 1996,


                  File No. 0-23852, and incorporated herein by reference)
     10.8         Escrow Agreement, dated as of
                  March 1, 1996, by and among the Company, Toolbox
                  Acquisition Corp., Maintenance Automation
                  Corporation, Johnson Controls, Inc., Eli G. Katz,
                  Phyllis S. Katz, Mitchell B. Knecht, Heidi D.
                  Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson
                  Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)
     10.9         Registration Rights Agreement, dated as of
                  March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation
                  Corporation, Johnson Controls, Inc., Eli G. Katz,
                  Phyllis S. Katz, Mitchell B. Knecht, Heidi D.
                  Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson
                  Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)
    10.10         Directors and Officers Liability and
                  Company Reimbursement Policy for the Company issued by Lexington Insurance Company for the period of March 18, 1996 through March 18, 1997
                  (included as Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)
    10.11         Directors and Officers Liability and
                  Company Reimbursement Policy for the Company issued by Zurich Insurance Company for the period of March 18, 1996 through March 18, 1997 (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)
    10.12         Form of PSDI 1994 Authorized Value Added
                  Reseller Agreement (included as Exhibit 10.22 to the Company's Registration Statement on Form S-1,
                  Registration No. 33-76420, and incorporated herein by reference)
    10.13         Reseller Agreement dated May 20, 1994 between the Company and
                  Oracle Corporation (included as Exhibit 10.12 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1994, Commission File No. 0-23852, and incorporated herein by reference)
    10.14 Employee Separation Agreement dated as of July 31, 1996 between the Company and Dean F. Goodermote


    11.1          Statement re computation of per share
                  earnings
    21.1          Subsidiaries of the Company
    23.1          Consent of Coopers & Lybrand L.L.P.
    27.1          Financial Data Schedule
    99.           Certain Factors