Form 10-Q
period 1996-12-31
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1997-02-18
CIK 920354

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON FEBRUARY 18, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

(mark one)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___
SECURITIES EXCHANGE ACT OF 1934

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

                         Commission File Number 0-23852

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
              Exact name of registrant as specified in its charter)

             MASSACHUSETTS                             04-2448516
      (State or other jurisdiction                    (I.R.S employer
       incorporation or organization               identification number)

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

Yes  X      No
    ---        ---

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 9,728,896 shares of common stock, $.01 par value per share, as of January 31, 1997.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX

PAGE
----

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                             PAGE


          Consolidated Balance Sheets as of December 31, 1997               3
          (unaudited) and September 30, 1996.

          Consolidated Statements of Operations (unaudited) for the three   4
          months ended December 31, 1996 and 1995.

          Consolidated Statements of Cash Flows (unaudited) for the three   5
          months ended December 31, 1996 and 1995.

          Notes to Consolidated Financial Statements.                       6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   9
          RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  16

SIGNATURE                                                                   18

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEETS




                                         ASSETS                       DECEMBER 31,      SEPTEMBER 30,
                                                                      -----------       ------------
                                                                          1996              1996
                                                                          ----              ----
(IN THOUSANDS,EXCEPT SHARE DATA)                                      (UNAUDITED)
 Current assets:
     Cash and cash equivalents                                          $10,083            $ 9,097
     Marketable securities                                               36,634             36,798
     Accounts receivable, trade, less allowance
       for doubtful accounts of $2,584 at December 31,
       1996 and $1,954 at September 30, 1996                             27,203             27,030
     Prepaid expenses                                                     1,289              1,410
     Other assets                                                           582                748
     Deferred income taxes                                                1,157                892
                                                                        -------            -------
         Total current assets                                            76,948             75,975
                                                                        -------            -------

  Property and equipment, net                                             5,094              4,174
  Computer software costs, net                                              639                787
  Goodwill, net                                                           1,743              1,832
  Deferred income taxes                                                     713                675
  Other assets                                                               46                 33
                                                                        -------            -------
         Total assets                                                   $85,183            $83,476
                                                                        =======            =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                   $ 7,323            $ 8,384
     Accrued compensation                                                 2,709              5,007
     Income taxes payable                                                 2,577                248
     Deferred income taxes                                                    6                  5
     Deferred revenue                                                     8,052              9,042
                                                                        -------            -------
         Total current liabilities                                       20,667             22,686
                                                                        -------            -------

  Deferred income taxes                                                     110                168
  Deferred rent                                                              69                 85
  Deferred revenue                                                          262                375


  Commitments and contingencies

  Preferred stock, $.01 par value;1,000,000 authorized,
   none issued and outstanding                                             ----               ----
  Common stock, $.01 par value;15,350,000 authorized;
   and outstanding 9,720,243 and 9,702,549 for December 31,
   1996 and September 30, 1996, respectively                                 97                 97
  Additional paid-in capital                                             45,555             45,324
  Retained earnings                                                      18,175             14,538
  Cumulative translation adjustment                                          67                 49
  Net unrealized gain on marketable securities                              181                154
                                                                        -------            -------
         Total stockholders' equity                                      64,075             60,162
                                                                        -------            -------

         Total liabilities and stockholders' equity                     $85,183            $83,476
                                                                        =======            =======


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                ---------------------------------
                                                   1996                    1995
                                                   ----                    ----
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
 Revenues:
     Software                                   $    13,673           $     9,763
     Support and services                             9,706                 6,424
                                                -----------           -----------
              Total revenues                         23,379                16,187
                                                -----------           -----------

 Cost of revenues:
     Software                                           633                 1,148
     Support and services                             5,288                 3,271
                                                -----------           -----------
              Total cost of revenues                  5,921                 4,419
                                                -----------           -----------

 Gross margin                                        17,458                11,768

 Operating expenses:
     Sales and marketing                              7,339                 4,935
     Product development                              2,492                 1,871
     General and administrative                       2,521                 1,749
                                                -----------           -----------
              Total operating expenses               12,352                 8,555
                                                -----------           -----------

 Income from operations                               5,106                 3,213

     Interest income                                    461                   440
     Interest (expense)                                  (2)                  (15)
     Other income (expense), net                         58                    (4)
                                                -----------           -----------

 Income before income taxes                           5,623                 3,634

 Provision for income taxes                           2,094                 1,507
                                                -----------           -----------

 Net income                                     $     3,529           $     2,127
                                                ===========           ===========

Net income per share                            $      0.35           $      0.21
                                                -----------           -----------

 Weighted number of common
 and common equivalent shares                    10,127,886            10,048,901
                                                -----------           -----------


The accompanying notes are an integral part of the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED  THREE MONTHS ENDED
                                                               DECEMBER 31,       DECEMBER  31,
                                                                  1996                1995
                                                                --------            --------
                                                                        (in thousands)
 Cash flows from operating activities:
    Net income                                                  $  3,529            $  2,127
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                   761               1,022
     Loss on sale and disposal of property
       and equipment                                                  19                --
     Amortization of discount on marketable securities               379                 172
     Deferred rent                                                   (17)                (22)
     Deferred taxes                                                 (357)               (270)
     Changes in operating assets and liabilities,
       net of effect of acquisitions:
       Accounts receivable                                           675              (1,030)
       Prepaid expenses                                              130                 133
       Other assets                                                 (337)                 (4)
       Accounts payable                                           (1,147)               (320)
       Accrued compensation                                       (2,369)             (1,814)
       Income taxes payable                                        2,315               1,592
       Deferred revenue                                           (1,163)                648
                                                                --------            --------
 Net cash provided by operating activities                         2,418               2,234
                                                                --------            --------

 Cash flows from investing activities:
     Acquisitions of businesses, net of cash                        --                  (787)
     Acquisitions of property and equipment                       (1,406)               (355)
     Additions to computer software costs                            (37)               (312)
     Purchase of marketable securities                           (18,739)            (20,728)
     Sale of marketable securities                                18,551              20,966
                                                                --------            --------
Net cash used in investing activities                             (1,631)             (1,216)
                                                                --------            --------

 Cash flows from financing activities:
     Payments on leased equipment                                      2                 (11)
     Borrrowings on line of credit                                  --                   110
     Payments of long-term debt                                     --                   (16)
     Proceeds from exercise of stock options
      including related tax benefit                                  231                  27
                                                                --------            --------
 Net cash provided by financing activities                           233                 110
                                                                --------            --------

 Effect of exchange rate changes on cash                             (34)                (34)
                                                                --------            --------

 Net increase in cash and cash equivalents                           986               1,094

 Cash and cash equivalents, beginning of period                    9,097               9,346
                                                                --------            --------

 Cash and cash equivalents, end of period                       $ 10,083            $ 10,440
                                                                ========            ========

 Supplemental cash flow disclosures:
     Interest                                                   $      1            $     15
     Income taxes                                                     64               2,018
                                                                ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the Company), as of December 31, 1996 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 1997, or for any other future period.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 30, 1996.

     The consolidated financial statements of the Company for all periods prior to March 31, 1996 included in this report include the results and balances of an acquisition accounted for as pooling-of-interests.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.   INCOME PER SHARE

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

C.   ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, and stock appreciation rights. SFAS No. 123 does not require companies to change their existing accounting for employee stock options under Accounting Priciples Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method) but requires pro forma disclosures of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue following present accounting rules under APB Opinion No. 25 and will disclose all the required pro forma information in its Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

D.   COMPUTER SOFTWARE COSTS

     Internally developed software costs capitalized were $0 and $254,000 for the three months ended December 31, 1996 and 1995, respectively. Amortization expense was $ 127,000 and $673,000 for the three months ended December 31, 1996 and 1995 respectively. For the three months ended December 31, 1995, the Company changed the estimated useful life of its internally developed software related to the client/server version of MAXIMO from three years to fifteen months. This change in estimate resulted in additional amortization expense of $565,000 in the three months ended December 31, 1995.

E.   ACQUISITIONS

     On December 27, 1995, the Company acquired the shares of its Swedish distributor, Planneringssystem och Datorer i Norden AB for the sum of $517,000. In addition, the Company is obligated to pay the seller an earnout based on revenue target achievement for the fiscal year ended September 30, 1996. The total earnout was $257,000. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

     On March 1, 1996, the Company acquired certain assets and assumed specific liabilities of the IHS department of debis Systemhaus Standard - Software - Produkte GmbH for the sum of $646,000. In addition, the Company will pay an earnout based on revenue target achievement for the twelve months ended December

31, 1996. The earnout is estimated to be $260,000 at December 31, 1996. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

     On March 1, 1996, the Company acquired the outstanding common stock of Maintenance Automation Corporation ("MAC"), a developer of PC-based maintenance management software, in exchange for the issuance of 368,946 shares of common stock. The transaction has been accounted for as a pooling-of-interests. Costs of the acquisition were $965,000. The Company's consolidated financial statements for all years prior to the acquisition have been restated to include MAC. MAC's fiscal year for financial reporting purposes was changed from December 31 to September 30 for the period ended September 30, 1995.


     The following information shows revenue and net income of the separate companies during the periods preceding the combination that are included in this report. Adjustments recorded to conform the accounting policies of the companies were not material to the consolidated financial statements.

(in thousands)
REVENUE:               Three months
--------                      ended
                              -----
                           12/31/95
                           --------
     PSDI                   $14,215
     MAC                    $ 1,972
                            -------
      Combined              $16,187
                            -------
NET INCOME:
-----------
     PSDI                   $ 2,402
     MAC                    $  (275)
                            -------
      Combined              $ 2,127
                            -------

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

     The Company released MAXIMO, its first client/server product, in 1991, and released P/X, its second client/server product, in 1992. In fiscal year ended September 30, 1996, revenues from client/server software accounted for 89% of software revenues, of which 93% was attributable to the client/server versions of MAXIMO.

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

     The product acquired as a result of the acquisition of MAC on March 1, 1996, MAXIMO ADvantage, is intended for the lower-end maintenance market. MAXIMO ADvantage supports Microsoft Access for the single user, PC LAN segment. The Company has incurred significant additional and unexpected costs in completing development of MAXIMO ADvantage due to a delay in excess of six months in completing the release of this product. The delay was necessary to meet the quality expectations demanded by the Company. The Company has also restructured the tele-sales operation employed by MAC to improve the fluidity of the sales distribution channel. Further affecting MAXIMO ADvantage sales was the delay in availability of a CD-Rom based multi-media evaluation kit. This evaluation kit generally became available in December 1996.

     The sources of the Company's revenues from support and services have also shifted since the introduction of the Company's new generation of client/server products. Revenues from support and services relating to the Company's MAXIMO products have increased, while those relating to the Company's P/X and mainframe and other software have declined.

     Revenues from licenses of P/X have declined sharply, dropping to 2% of total license revenues in the fiscal year ended 1996. The Company no longer actively markets its P/X product as a stand alone solution.

     Revenues from licenses of mainframe and other software have also declined sharply, dropping to 1% of total license revenues in the fiscal year ended 1996. The Company no longer actively markets its mainframe and other software products, although it provides technical support and other services to their installed customer base.

     The Company's revenues attributable to its operations outside the United States are a significant portion of revenues. The Company expects that international revenues will continue to be a significant percentage of total revenues. As the percentage of the Company's total revenues which are derived from international operations and are conducted in foreign currencies grows, changes in the values of these foreign currencies relative to the United States dollar will affect the Company's results of operations, and may contribute to fluctuations in the Company's results of operations. The functional currencies of the Company's international subsidiaries include the pound sterling, the French franc, the German deutschemark, the Dutch guilder, the Swedish krona, and the Australian and Canadian dollars, each of which has fluctuated significantly in relation to the United States dollar. In addition, the Company is exposed to potential losses as a result of transactions giving rise to accounts receivable in currencies other than the United States dollar or the functional currencies of its international subsidiaries. When the value of a foreign currency in which the accounts receivable of the Company are denominated changes between the date the account receivable is accrued and the date on which it is settled, the resulting gain or loss is recorded as a foreign currency transaction adjustment. The Company recorded a foreign currency transaction gain of $57,000 and a loss of $18,000 for the three months ended December 31, 1996 and 1995, respectively. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations.

     To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

Business Combinations.

     On December 27, 1995, the Company acquired the shares of its Swedish distributor, Planneringssystem och Datorer i Norden AB for the sum of $517,000. In addition, the Company is obligated to pay the seller an earnout based on revenue target achievement for the fiscal year ended September 30, 1996. The total earnout at December 31, 1996 was $257,000.

     On March 1, 1996, the Company acquired certain assets and assumed specific liabilities of the IHS department of debis Systemhaus Standard - Software - Produkte GmbH for the sum of $646,000. In addition, the Company will pay an earnout based on revenue target achievement for the twelve months ended December 31, 1996. The earnout is estimated to be $260,000 at December 31, 1996.

     On March 1, 1996, the Company acquired MAC in exchange for the issuance of 368,946 shares of the Company's common stock. MAC provides the Company an existing, although immature, tele-sales channel which has been restructured and can target entities and industries supplemental to those targeted by the Company's existing direct sales channel, such as real estate management, hotels and small education and medical facilities. MAC's product, CHIEF ADvantage has been renamed MAXIMO ADvantage and has been enhanced since the acquisition.

RESULTS OF OPERATIONS

Revenues.

     Total revenues increased 44% to $23,379,000 from $16,187,000 for the three months ended December 31, 1996 and 1995, respectively. The growth in revenues is attributable to the Company's MAXIMO client/server software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues generated outside the United States increased 65% to $10,282,000 or 44% of total revenues for the three months ended December 31, 1996 from $6,236,000 or 39% of total revenues for the three months ended December 31, 1995.

     The Company's software revenues increased 40% to $13,673,000 from $9,763,000 for the three months ended December 31, 1996 and 1995, respectively. The Company's MAXIMO software revenues increased 46% to $13,458,000 from $9,248,000 for the three months ended December 31, 1996 and 1995, respectively. The increase in total software revenues for the three months ended December 31,

1996 can be attributed to increases in the number of MAXIMO client/server licenses sold and increases in the number of users per license of MAXIMO client/server software combined with the release of the client server versions of MAXIMO on SYBASE and Oracle. Software revenues as a percentage of total revenues decreased to 58% from 60% for the three months ended December 31, 1996 and 1995, respectively. The decrease as a percentage of revenues for the three months ended December 31, 1996, is attributable to an increase in consulting services performed in connection with the number of MAXIMO client/server software licenses sold in the previous quarter. Revenues from licenses of MAXIMO and from related support and services increased 41% to $22,276,000 from $14,306,000 or 95% and 88% of total revenues for the three months ended December 31, 1996 and 1995, respectively. Revenues from the Company's P/X product and related support and services decreased 42% to $811,000 from $1,405,000 for the three months ended December 31, 1996 and 1995, respectively. The Company no longer actively markets this software product as a stand alone solution.

     Revenues from the Company's mainframe and other software and related support and services decreased 39% to $292,000 from $476,000 for the three months ended December 31, 1996 and 1995, respectively. The Company no longer actively markets these software products.

     Revenues from support and services increased 51% to $9,706,000 from $6,424,000 for the three months ended December 31, 1996 and 1995, respectively. The increases are due primarily to increased sales of support contracts and use of the Company's training and consulting services in connection with licenses of the Company's MAXIMO client/server software, partially offset by declines in sales of support contracts and services relating to the Company's P/X, mainframe and other software.

Cost of Revenues.

     The total cost of revenues increased 34% to $5,921,000 from $4,419,000 for the three months ended December 31, 1996 and 1995, respectively. The total cost of revenues as a percentage of total revenues was 25% and 27% for the three months ended December 31, 1996 and 1995, respectively.

         Cost of software revenues decreased 45% to $633,000 from $1,148,000 for the three months ended December 31, 1996 and 1995, respectively. Costs of software revenues consist of the amortization of capitalized software, royalties paid to vendors of third party software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The cost of software revenues decreased as a percentage of software revenues to 5% from 12% for the three months ended December 31, 1996 and 1995, respectively. The decrease as a percentage of revenues is primarily attributable to a decrease in amortization expense of internally developed software and an increase in the revenue base. In the three months ended December 31, 1995, the Company changed the estimated useful life of its MAXIMO Enterprise product from three years to fifteen months to accurately reflect the lifecycles for new releases of this product. This change resulted in additional amortization expense of $565,000 in the three months ended December 31, 1995.

     Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. Cost of support and services revenues increased by 62% to $5,288,000 from $3,271,000 for the three months ended December 31, 1996 and 1995, respectively. Cost of support and services increased as a percentage of support and services revenues to 54% from 51% for the three months ended December 31, 1996 and 1995, respectively. The increases as a percentage of revenues for the three months ended December 31, 1996, are attributable to additional employees hired, costs associated with third-party consultants contracted with to support the growth in revenues and the timing of hiring permanent employees.

Sales and Marketing Expenses.

     Sales and marketing expenses increased 49% to $7,339,000 from $4,935,000 for the three months ended December 31, 1996 and 1995, respectively. The increase is primarily due to increases in the number of sales personnel, sales commissions, travel and lodging expenses, and advertising costs. Sales and marketing expenses as a percentage of total revenues were 31% for both the three months ended December 31, 1996 and 1995.

Product Development Expenses.

     Product development expenses increased 33% to $2,492,000 from $1,871,000 for the three months ended December 31, 1996 and 1995, respectively. The increase is primarily due to the engagement of additional employees and third party consultants to work on enhancements to the MAXIMO products. There were no software costs capitalized in the three months ended December 31, 1996. Product development expenses as a percentage of revenues were 11% for both the three months ended December 31, 1996 and 1995. The Company spends virtually all of its development dollars on the MAXIMO product line.

General and Administrative Expenses.

     General and administrative expenses include the cost of the Company's finance, human resources, information services and administrative operations. General and administrative expenses increased 44% to $2,521,000 from $1,749,000 for the three months ended December 31, 1996 and 1995, respectively. The increase is primarily due to an increase in the provision for bad debt expenses in proportion to the increase in receivables. General and administrative expenses as a percentage of total revenues were 11% for both the three months ended December 31, 1996 and 1995.

Other Income/Expense.

     Interest income for the three months ended December 31, 1996 and 1995 was $461,000 and $440,000, respectively. The increases are due to interest earned on certain cash equivalents and marketable securities.


Provision for Income Taxes.

     The Company's effective tax rate was 37% and 41% for the three months ended December 31, 1996 and 1995, respectively. The decrease in the effective tax rate for the three months ended December 31, 1996 can be attributed to utilization of a Foreign Sales Corporation and utilization of certain foreign net operating losses.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had cash and cash equivalents of approximately $10,083,000 and working capital of $56,281,000. Cash provided by operations for the three months ended December 31, 1996 was $2,418,000 generated by income earned for the period and an increase in receivables, offset by the payout of fiscal 1996 employee bonuses. Cash used in investing activities totaled $1,631,000, and was primarily used for the purchase of computer equipment. Cash provided by financing activities was $233,000 and is attributable to exercises of employee stock options.

     The Company's principal commitments as of December 31, 1996 consisted primarily of an office lease for its headquarters. The Company leases its facilities under non-cancelable operating lease agreements which expire at various dates through March 1999. The Company's office lease for its headquarters expires on December 31, 1997. The Company anticipates expenditures for the purchase of office furniture and equipment, leasehold improvements and moving expenses to relocate its headquarters to a new location, but has no estimate of this expenditure at the current time.

     In March 1996, the Company extended its $5,000,000 unsecured line of credit with Chase Manhattan Bank, N.A. This line of credit will expire on March 31, 1997. The Company believes that its current liquidity, together with its existing credit facility and the cash flows expected to be generated by operations will be sufficient to meet its cash needs for working capital, capital expenditures and marketing expansion through at least September 30, 1997.


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


FACTORS AFFECTING FUTURE PERFORMANCE

     Further information on factors that could affect the Company's business and financial results are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 30, 1996.

     Forward-looking statements of the Company are subject to the risk that assumptions made by management of the Company concerning future general economic conditions such as recession, inflation, interest rates, tax rates, consumer spending and credit and other future conditions having an impact on software markets and the Company's business may prove to be incorrect. Adverse changes in such future economic conditions could have an adverse effect on the Company's business.

                           Part II. OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.   Instruments Defining the Rights of
               Security-Holders

               3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

               3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, File No. 0-23852, and incorporated herein by reference)


     10.  Material Contracts

               10.1 1997 Executive Bonus Plan

               10.2 Project Software & Development, Inc. 1994 Incentive and
                    Nonqualified Stock Option Plan, as amended

               10.3 Project Software & Development, Inc. 1994 Employee Stock
                    Purchase Plan, as approved by the stockholders of the Company by written consent dated April 15, 1994 (included as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, File No. 0-23852, and incorporated herein by reference)

               11.1 Statement re computation of per share earnings

               27.  Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   ------------------------------------



Date: February 13, 1997             By:   /s/ Paul D. Birch
      ------------------                -------------------------------
                                        Authorized Officer
                                        Executive Vice President
                                        Finance & Administration, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.           DESCRIPTION                                                               PAGE
---           -----------                                                               ----

3.1        Amended and Restated Articles of Organization of the Company
           (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, File No. 0-23852, and incorporated herein by reference)
10.1       1997 Executive Bonus Plan
10.2       Project Software & Development, Inc. 1994 Incentive and
           Nonqualified Stock Option Plan, as amended
10.3       Project Software & Development, Inc. 1994 Employee Stock Purchase
           Plan (included as Exhibit 10.5 to the Company's Annual Report on
           Form 10-K for the year ended September 30, 1996, File No.
           0-23852, and incorporated herein by reference)
11.1       Statement re computation of per share earnings
27.1       Financial Data Schedule



