Form 10-Q
period 1997-03-31
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1997-05-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Yes    X     No
    -------     ------
Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 9,818,758 shares of common stock, $.01 par value per share, as of April 30, 1997.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX


PAGE

PART I.       FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS                                    PAGE

              Consolidated Balance Sheets as of March 31, 1997         3
              (unaudited) and September 30, 1996.

              Consolidated Statements of Operations (unaudited)        4
              for the three and six months ended March 31, 1997
              and 1996.

              Consolidated Statements of Cash Flows (unaudited)        5
              for the six months ended March 31, 1997 and
              1996.

              Notes to Consolidated Financial Statements.              6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        9
              CONDITION AND RESULTS OF OPERATIONS

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                        18

SIGNATURE                                                             20

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   ASSETS                    MARCH 31,     SEPTEMBER 30,
                                                                               1997            1996
                                                                             --------        -------
  (IN THOUSANDS,EXCEPT SHARE DATA)                                          (UNAUDITED)
  Cash and cash equivalents                                                  $ 16,336        $ 9,097
  Marketable securities                                                        37,120         36,798
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,328 in 1997 and
   $1,954 in 1996                                                              23,591         27,030
  Prepaid expenses                                                              1,468          1,410
  Other assets                                                                    913            748
  Deferred income taxes                                                         1,049            892
                                                                             --------        -------
    Total current assets                                                       80,477         75,975
                                                                             --------        -------

Property and equipment, net                                                     5,405          4,174
Computer software costs, net                                                      486            787
Goodwill, net                                                                   1,664          1,832
Deferred income taxes                                                             783            675
Other assets                                                                       48             33
                                                                             --------        -------
    Total assets                                                             $ 88,863        $83,476
                                                                             ========        =======

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                            $  8,996        $ 8,389
 Accrued compensation                                                           2,724          5,007
 Income taxes payable                                                           1,417            248
 Deferred revenue                                                               9,426          9,042
                                                                             --------        -------
   Total current liabilities                                                   22,563         22,686
                                                                             --------        -------

Deferred income taxes                                                              47            168
Deferred rent                                                                      52             85
Deferred revenue                                                                  207            375

Commitments and contingencies

Preferred stock, $.01 par value; 1,000,000 authorized,
 none issued and outstanding                                                       --             --
Common stock, $.01 par value; 15,350,000 authorized;
and outstanding 9,818,758 and 9,702,579 for 1997 and 1996,
respectively                                                                       98             97
Additional paid-in capital                                                     46,703         45,324
Retained earnings                                                              19,603         14,538
Cumulative translation adjustment                                                (407)            49
Net unrealized (loss)/gain on marketable securities                                (3)           154
                                                                             --------        -------
    Total stockholders' equity                                                 65,994         60,162
                                                                             --------        -------
    Total liabilities and stockholders' equity                               $ 88,863        $83,476
                                                                             ========        =======


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                      Six Months Ended
                                                        March 31,                               March 31,
                                            ------------------------------------------------------------------------
                                                1997                1996                1997                1996
                                            ------------        ------------        ------------        ------------
                                                          (in thousands, except share and per share data)
      Revenues:
        Software                            $     11,215        $      9,046        $     24,888        $     18,809
        Support and services                      10,971               7,330              20,677              13,754
                                            ------------        ------------        ------------        ------------
            Total revenues                        22,186              16,376              45,565              32,563
                                            ------------        ------------        ------------        ------------

      Cost of revenues:
        Software                                     618                 452               1,251               1,600
        Support and services                       5,894               3,437              11,182               6,708
                                            ------------        ------------        ------------        ------------
            Total cost of revenues                 6,512               3,889              12,433               8,308
                                            ------------        ------------        ------------        ------------

      Gross margin                                15,674              12,487              33,132              24,255

      Operating expenses:
        Sales and marketing                        8,232               5,614              15,571              10,550
        Product development                        2,883               1,590               5,374               3,460
        General and administrative                 2,437               1,642               4,959               3,390
        Merger expenses                               --                 965                  --                 965
                                            ------------        ------------        ------------        ------------
             Total operating expenses             13,552               9,811              25,904              18,365
                                            ------------        ------------        ------------        ------------

      Income from operations                       2,122               2,676               7,228               5,890

        Interest income                              487                 416                 948                 856
        Interest (expense)                            --                 (14)                 (2)                (30)
        Other income (expense), net                 (199)                (85)               (141)                (89)
                                            ------------        ------------        ------------        ------------

      Income before income taxes                   2,410               2,993               8,033               6,627

      Provision for income taxes                     874               1,546               2,968               3,052
                                            ------------        ------------        ------------        ------------

      Net income                            $      1,536        $      1,447        $      5,065        $      3,575
                                            ============        ============        ============        ============

      Net income per share                  $       0.15        $       0.14        $       0.50        $       0.36
                                            ------------        ------------        ------------        ------------

      Weighted number of common
      and common equivalent shares            10,133,794          10,019,196          10,130,840          10,034,049
                                            ------------        ------------        ------------        ------------


The accompanying notes are an integral part of the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six months ended     Six months ended
                                                                                        March 31,             March 31,
                                                                                           1997                 1996
                                                                                         --------             --------
                                                                                                (in thousands)
 Cash flows from operating activities:
  Net income                                                                             $  5,065             $  3,575
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                                             1,680                1,463
  Loss on sale and disposal of property
   and equipment                                                                               28                   21
  Amortization of discount on marketable securities                                           794                  145
  Deferred rent                                                                               (34)                 (39)
  Deferred taxes                                                                             (407)                (173)
  Changes in operating assets and liabilities, net of effect of acquisitions:
   Accounts receivable                                                                      3,713               (3,498)
   Prepaid expenses                                                                           (64)                (404)
   Other assets                                                                              (740)              (1,517)
   Accounts payable                                                                           609                  973
   Accrued expenses                                                                           (76)                (673)
   Accrued compensation                                                                    (2,330)              (1,389)
   Income taxes payable                                                                     1,198                 (683)
   Deferred revenue                                                                           306                1,946
                                                                                         --------             --------
Net cash provided by/(used in) operating activities                                         9,742                 (253)
                                                                                         --------             --------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash                                                      --                  108
  Acquisitions of property and equipment                                                   (2,345)                (921)
  Additions to computer software costs                                                        (70)                (888)
  Purchase of marketable securities                                                       (48,278)             (85,935)
  Sale of marketable securities                                                            47,006               86,126
                                                                                         --------             --------
Net cash used in investing activities                                                      (3,687)              (1,510)
                                                                                         --------             --------

Cash flows from financing activities:
  Payments on leased equipment                                                                 --                  (19)
  Payments on bank loan                                                                        --                 (450)
  Proceeds from exercise of stock options                                                   1,380                  256
   including related tax benefit
                                                                                         --------             --------
Net cash provided by/(used in) financing activities                                         1,380                 (213)
                                                                                         --------             --------

Effect of exchange rate changes on cash                                                      (196)                  37
                                                                                         --------             --------


Net increase (decrease) in cash and cash equivalents                                        7,239               (1,939)

Cash and cash equivalents, beginning of period                                              9,097                9,347
                                                                                         --------             --------

Cash and cash equivalents, end of period                                                 $ 16,336             $  7,407
                                                                                         ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.    BASIS OF  PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the Company), as of March 31, 1997 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 1997, or for any other future period.

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

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion No. 15, Earnings Per Share. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company will adopt SFAS No. 128 per the effective date for the periods ended after December 15, 1997.

D.    COMPUTER SOFTWARE COSTS

      There were no internally developed software costs capitalized for the three and six months ended March 31, 1997. Internally developed software costs capitalized for the three and six months ended March 31, 1996 were $380,000 and $634,000, respectively. Amortization expense was $127,000 and $22,000 for the three months ended March 31, 1997 and 1996, respectively, and $254,000 and $695,000 for the six months ended March 31, 1997 and 1996. For the three months ended December 31, 1995, the Company changed the estimated useful life of its internally developed software related to the client/server version of MAXIMO from three years to fifteen months. This change in estimate resulted in additional amortization expense of $565,000 in the three months ended December 31, 1995.

E.    ACQUISITIONS

      On December 27, 1995, the Company acquired the shares of its Swedish distributor, Planneringssystem och Datorer i Norden AB for the sum of $517,000. In addition, the Company was obligated to pay the seller an earnout based on revenue target achievement for the fiscal year ended September 30, 1996. The total earnout was $257,000. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

      On March 1, 1996, the Company acquired certain assets and assumed specific liabilities of the IHS department of debis Systemhaus Standard Software - Produkte GmbH for the sum of $646,000. In addition, the Company will pay an earnout based on revenue target achievement for the twelve months ended December 31, 1996. The earnout is estimated to be $260,000. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over 5 years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

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

(in thousands)
REVENUE:                   Three months
                           ended 12/31/95
                           --------------
     PSDI                     $ 14,215
     MAC                      $  1,972
          Combined            $ 16,187

NET INCOME:
     PSDI                     $  2,402
     MAC                      $   (275)
          Combined            $  2,127

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

      In March 1997, the Company released a new SQL Server version of MAXIMO Enterprise and MAXIMO Workgroup for the Microsoft SQL Server database. The new SQL Server version is available for Windows NT servers, including NT 3.5.1 and NT 4.0, supporting Windows95, Windows 95B, all windows 3.x systems, and NT 3.5.1 and NT 4.0 clients.

      The product acquired as a result of the acquisition of MAC on March 1, 1996, MAXIMO ADvantage, is intended for the lower-end maintenance market. MAXIMO ADvantage supports Microsoft Access for the single user, PC LAN segment. The Company incurred significant additional and unexpected costs in developing a new release of MAXIMO ADvantage due to a delay in excess of six months in completing the new release of this product. The delay was necessary to meet both the quality expectations and functionality demanded by the Company. The first significant version of MAXIMO ADvantage released since the acquisition, version 3.4, was released in March 1997. The Company also restructured the tele-sales operation employed by MAC to improve the fluidity of the sales distribution channel. A new tele-sales operation was opened in Atlanta in March 1997.
Further adversely affecting MAXIMO ADvantage sales was the delay in availability of a CD-Rom based multi-media evaluation kit. This evaluation kit generally became available in December 1996. These continued delays have resulted in the MAXIMO ADvantage business being dilutive to earnings per share since its acquisition.

      The sources of the Company's revenues from support and services have also shifted since the introduction of the Company's new generation of client/server products. Revenues from support and services relating to the Company's MAXIMO products have increased, while those relating to the Company's P/X and mainframe and other project management software have declined.

      Revenues from licenses of P/X have declined sharply, dropping to 2% of total license revenues in the fiscal year ended 1996. The Company no longer actively markets its P/X product as a stand alone solution.

      Revenues from licenses of mainframe and other project management software have also declined sharply, dropping to 1% of total license revenues in the fiscal year ended 1996. The Company no longer actively markets its mainframe and other project management software products, although it provides technical support and other services to their installed customer base.

      The Company's revenues attributable to its operations outside the United States are a significant portion of revenues. The Company expects that international revenues will continue to be a significant percentage of total revenues. If the percentage of the Company's total revenues which are derived from international operations and are conducted in foreign currencies grows, changes in the values of these foreign currencies relative to the United States dollar will affect the Company's results of operations, and may contribute to fluctuations in the Company's results of operations. The functional currencies of the Company's international subsidiaries include the pound sterling, the French franc, the German deutschemark, the Dutch guilder, the Swedish krona, and the Australian and Canadian dollars, each of which has fluctuated significantly in relation to the United States dollar. In addition, the Company is exposed to potential losses as a result of transactions giving rise to accounts receivable in currencies other than the United States dollar or the functional currencies of its international subsidiaries. When the value of a foreign currency in which the accounts receivable of the Company are denominated changes between the date the account receivable is accrued and the date on which it is settled, the resulting gain or loss is recorded as a foreign currency transaction adjustment. The Company recorded a foreign currency transaction loss of $184,000 and $153,000 for the six months ended March 31, 1997 and 1996, respectively. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations.

      To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

Business Combinations.

      On December 27, 1995, the Company acquired the shares of its Swedish distributor, Planneringssystem och Datorer i Norden AB for the sum of $517,000. In addition, the Company was obligated to pay the seller an earnout based on revenue target achievement for the fiscal year ended September 30, 1996. The total earnout paid was $257,000.

      On March 1, 1996, the Company acquired certain assets and assumed specific liabilities of the IHS department of debis Systemhaus Standard - Software - Produkte GmbH for the sum of $646,000. In addition, the Company will pay an earnout based on revenue target achievement for the twelve months ended December 31, 1996. The earnout is estimated to be $260,000.

      On March 1, 1996, the Company acquired MAC in exchange for the issuance of 368,946 shares of the Company's common stock. MAC provided the Company an existing, although immature, tele-sales channel which has been restructured and can target entities and industries supplemental to those previously targeted by the Company's direct sales channel, such as real estate management, hotels and small education and medical facilities. MAC's product, CHIEF ADvantage has been renamed MAXIMO ADvantage and has been enhanced since the acquisition.

RESULTS OF OPERATIONS

Revenues.

      Total revenues increased 35% to $22,186,000 from $16,376,000 for the three months ended March 31, 1997 and 1996, respectively, and 40% to $45,565,000 from $32,563,000 for the six months ended March 31, 1997 and 1996, respectively. The growth in revenues is generated from the Company's client/server versions of MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues generated outside the United States increased 24% to $9,204,000 or 41% of total revenues in the three months ended March 31, 1997 from $7,393,000 or 45% of total revenues in the three months ended March 31, 1996 and increased 43% to $19,486,000 or 43% of total revenues in the six months ended March 31, 1997 from $13,629,000 or 42% of total revenues in the six months ended March 31, 1996.

      The Company's software revenues increased 24% to $11,215,000 from $9,046,000 for the three months ended March 31, 1997 and 1996, respectively, and increased 32% to $24,888,000 from $18,809,000 for the six months ended March 31, 1997 and 1996, respectively. The Company's MAXIMO software revenues increased 25% to $11,122,000 from $8,913,000 for the three months ended March 31, 1997 and 1996, respectively, and increased 35% to $24,580,000 from $18,162,000 for the six months ended March 31, 1997 and 1996, respectively. The Company's P/X software revenues increased 922% to $92,000 from $9,000 for the three months ended March 31, 1997 and 1996, respectively, and decreased 20% to $278,000 from $348,000 for the six months ended March 31, 1997 and 1996, respectively. The increases in total software revenues for the three and six months ended March 31, 1997 can be attributed to increases in the average selling price of MAXIMO client/server software licenses. Software revenues as a percentage of total revenues decreased to 51% from 55% for the three months ended March 31, 1997 and 1996, respectively, and decreased to 55% from 58% for the six months ended March 31, 1997 and 1996, respectively. The decreases for the three and six months ended March 31, 1997 are largely attributable to a decline in MAXIMO client/server software license revenue in Europe, where software revenues for the quarter declined 11% over the comparable quarter. The decline in software revenues in Europe can be attributed to a large percentage of the salesforce being hired within the past year. The Company is undertaking training programs to ensure that this new salesforce is better equipped to communicate and understand the competitive environment with respect to both large suite players and local competition. Also contributing to the decreases as a percentage of total software revenues for the three and six months ended March 31, 1997 is a shortfall in MAXIMO ADvantage revenues. Partially offsetting the software decline in Europe is an increase in European services revenue. European MAXIMO services revenues have increased 71% and 68% for the three and six months ended March 31, 1997, respectively. The change in the components of revenues also contributed to the decrease in expected earnings for the quarter, as revenue generated by services are at a lower gross margin than revenue generated by software licenses.

      Revenues from licenses of MAXIMO and from related support and services increased 45% to $21,456,000 from $14,777,000 or 97% and 90% of total revenues for the three months of March 31, 1997 and 1996, respectively, and increased 50% to $43,732,000 from $29,083,000 or 96% and 89% of total revenues for the six months of March 31, 1997 and 1996, respectively. Revenues from licenses and related support and services of P/X decreased 50% to $508,000 from $1,014,000 or 2% and 6% of total revenues for the three months ended March 31, 1997 and 1996, respectively, and decreased 45% to $1,320,000 from $2,419,000 or 3% and 7% of total revenues for the six months ended March 31, 1997 and 1996, respectively. The Company no longer actively markets its P/X product as a stand alone solution.

      Revenues from the Company's mainframe and other project management software and related support and services decreased 62% to $221,000 from $584,000 for the three months ended March 31, 1997 and 1996, respectively, and decreased 52% to $513,000 from $1,061,000 for the six months ended March 31, 1997 and 1996, respectively. The Company no longer actively markets its mainframe and other project management software products.

      Revenues from support and services increased 50% to $10,971,000 from $7,330,000 for the three months ended March 31, 1997 and 1996, respectively, and increased 50% to $20,677,000 from $13,754,000 for the six months ended March 31, 1997 and 1996, respectively. The increases are due primarily to consulting and training services generated by the Company's MAXIMO client/server product. Also contributing to the increases are sales of support contracts in connection with licenses of the Company's MAXIMO software, partially offset by declines in sales of support contracts relating to the Company's mainframe and other project management software. Support and services revenues as a percentage of total revenues increased to 49% from 45% for the three months ended March 31, 1997 and 1996, respectively, and 45% and 42% for the six months ended March 31, 1997 and 1996, respectively.

Cost of Revenues.

      The total cost of revenues increased 67% to $6,512,000 from $3,889,000 for the three months ended March 31, 1997 and 1996, respectively, and increased 50% to $12,433,000 from $8,308,000 for the six months ended March 31, 1997 and 1996, respectively. The total cost of revenues as a percentage of total revenues was 29% and 24% for the three months ended March 31, 1997 and 1996, respectively, and 27% and 26% for the six months ended March 31, 1997 and 1996, respectively. The increases in total cost of revenues as a percentage of total revenues can be attributed to an increase in lower margin services revenue as a percentage of total revenues. The costs of services revenues have also increased due to the extensive use of higher cost third party consultants in Europe.

      Cost of software revenues increased 37% to $618,000 from $452,000 for the three months ended March 31, 1997 and 1996, respectively, and decreased 22% to $1,251,000 from $1,600,000 for the six months ended March 31, 1997 and 1996, respectively. The cost of software revenues increased as a percentage of software revenues to 6% from 5% for the three months ended March 31, 1997 and 1996, respectively, and decreased to 5% from 9% for the six months ended March 31, 1997 and 1996. The increase as a percentage of software revenues for the three months ended March 31, 1997 is attributable to an increase in amortization expense of internally developed software. The decrease as a percentage of software revenues for the six months ended March 31, 1997 is primarily attributable to a decrease in amortization expense of internally developed software as compared to the prior period and an increase in the revenue base for the six months ended March 31, 1997. In the three months ended December 31, 1995, the Company changed the estimated useful life of its MAXIMO Enterprise product from three years to fifteen months to accurately reflect the lifecycles for major new releases of this product. This change resulted in a one-time charge of an additional amortization expense of $565,000 for this three month period.

      Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. Cost of support and services revenues increased by 71% to $5,894,000 from $3,437,000 for the three months ended March 31, 1997 and 1996, respectively, and increased by 67% to $11,182,000 from $6,708,000 for the six months ended March 31, 1997 and 1996, respectively. Cost of support and services as a percentage of support and services revenues increased to 54% from 47% for the three months ended March 31, 1997 and 1996, respectively, and 54% from 49% for the six months ended March 31, 1997 and 1996, respectively. The increases are attributable to costs for third party consultants, most significantly in Europe, whose effective hourly rate is higher than that of employees performing similar services. Third party consultants are utilized to perform services when the Company does not have adequate internal resources to complete services within acceptable time frames.


Sales and Marketing Expenses.

      Sales and marketing expenses increased 47% to $8,232,000 from $5,614,000 for the three months ended March 31, 1997 and 1996, respectively, and increased 48% to $15,571,000 from $10,550,000 for the six months ended March 31, 1997 and 1996, respectively. The increases are primarily due to increases in the number of sales personnel, sales commissions, travel and lodging expenses attributable to growth and expansion, and an increase in advertising costs. Sales and marketing expenses as a percentage of total revenues were 37% and 34% for the three months ended March 31, 1997 and 1996, and 34% from 33% for the six months ended March 31, 1997 and 1996, respectively. The increases as a percentage of revenues are due primarily to increased sales and marketing staffs, advertising costs and the expense levels that were established to achieve a high level of revenues.

Product Development Expenses.

      Product development expenses increased 81% to $2,883,000 from $1,590,000 for the three months ended March 31, 1997 and 1996, respectively, and increased 55% to $5,374,000 from $3,460,000 for the six months ended March 31, 1997 and 1996, respectively. Product development expenses increased to 13% from 10% of total revenues for the three months ended March 31, 1997 and 1996, respectively, and increased to 12% from 11% of total revenues for the six months ended March 31, 1997 and 1996, respectively. The Company spends all of its development dollars on the MAXIMO product line. The increases are attributable to costs for third party consultants and additional employees to work on upgrades of the MAXIMO product with respect to future technology, as well as, costs to develop a new version of MAXIMO Advantage. The increases as a percentage of revenues are also attributable to the capitalization of internal software developments costs in the prior period compared to no capitalization of expenses in the current period.

General and Administrative Expenses.

      General and administrative expenses include the cost of the Company's finance, human resources, information services and administrative operations. General and administrative expenses increased 48% to $2,437,000 from $1,642,000 for the three months ended March 31, 1997 and 1996, respectively, and increased 46% to $4,959,000 from $3,390,000 for the six months ended March 31, 1997 and 1996, respectively. The increases are attributable to increases in personnel to support the increase needed to achieve a higher level of revenues as well as, increases in the provision for bad debt expenses, professional fees related to growth and expansion and goodwill amortization. General and administrative expenses as a percentage of total revenues increased to 11% from 10% in the three months ended March 31, 1997 and 1996, respectively, and to 11% from 10% in the six months ended March 31, 1997 and 1996, respectively.

Other Income/Expense.

      Interest income for the three months ended March 31, 1997 and 1996 was $487,000 and $416,000, respectively, and $948,000 and $856,000 for the six months ended March 31, 1997 and 1996. The increases are due to interest earned on certain cash equivalents and marketable securities.

Provision for Income Taxes.

      The Company's effective tax rate was 36% and 52% for the three months ended March 31, 1997 and 1996, respectively and 37% and 46% for the six months ended March 31, 1997 and 1996, respectively. The decreases are attributable to utilization of a Foreign Sales Corporation, tax-exempt income and research and development credits. Also, in the three months ended March 31, 1996, the effective rate was high due to merger expenses of $965,000, which are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1997, the Company had cash and cash equivalents of approximately $16,336,000 and working capital of $57,914,000. Cash provided by operations for the three months ended March 31, 1997 was $9,742,000 generated by income earned for the period, depreciation and amortization, and receivables collected for the period due to increased collection success, offset by the payout of fiscal 1996 employee bonuses. Cash used in investing activities totaled $3,687,000 and was primarily used for the purchase of computer equipment, office furniture and leasehold improvements. Cash provided by financing activities was $1,380,000 and is attributable to exercises of employee stock options.

      The Company's principal commitments as of March 31, 1997 consisted primarily of an office lease for its headquarters. The Company leases its facilities under non-cancelable operating lease agreements which expire at various dates through February 2007. The Company intends to move its corporate headquarters at the end of the year. Costs will be incurred to relocate personnel, equipment, furniture and for renovations.

      The Company elected not to renew its $5,000,000 unsecured line of credit with Chase Manhattan Bank, N.A., which expired on March 31, 1997. The Company believes that its current liquidity and cash flows expected to be generated by operations will be sufficient to meet its cash needs for working capital, capital expenditures and marketing expansion through at least March 31, 1998.

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

                           Part II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

      The Company's Annual Meeting of Stockholders was held on February 11, 1997. At the Annual Meeting the stockholders of the Company voted to approve the following actions by the following votes:

      1. To elect Robert L. Daniels as a Class I Director of the Company for a term of three years.

                              No. of Shares
                              -------------
            For                8,953,552
            Against               30,892
            Abstain                    0
            No Vote                    0


      2. To approve the proposal to ratify the selection by the Board of Directors of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the current fiscal year.

                                No. of Shares
                                -------------
            For                   8,983,470
            Against                     530
            Abstain                     444
            No Vote                       0


Item 5.   Other Information

      On May 7, 1997, Dean F. Goodermote resigned as a director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3.    Instruments Defining the Rights of Security-Holders

                  3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

                  3.2 Restated By-Laws of the Company (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, File No. 0-23852, and incorporated herein by reference)

            10.   Material Contracts

                  10.1  Offer letter to David M. Sample (included as Exhibit
                        10.1 to the Company's current report on Form 8-K dated January 30, 1997, File No. 0-23852, and incorporated herein by reference)

            11.1  Statement re computation of per share earnings

            27.   Financial Data Schedule

      (b)   Reports filed on Form 8-K

                  (1) The Company filed a current report on Form 8-K on January 30, 1997.

                        Item 5. Other Events - Information concerning the appointment of David Sample as Chairman of the Board of Directors, President and Chief Executive Officer of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PROJECT SOFTWARE & DEVELOPMENT, INC.



Date: May 13, 1997            By:   /s/ Paul D. Birch
      ------------------         --------------------------------------------
                                    Paul D. Birch
                                    Authorized Officer
                                    Executive Vice President Finance &
                                    Administration,Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial Officer)

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

3.2 Restated By-Laws of the Company (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, File No. 0-23852, and incorporated herein by reference)

10.1        Offer letter to David M. Sample (included as
            Exhibit 10.1 to the Company's current report on Form 8-K dated January 30, 1997, File
            No. 0-23852, and incorporated herein by
            reference)

11.1        Statement re computation of per share
            earnings

27          Financial Data Schedule