Form 10-Q
period 1997-06-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1997-08-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 9,842,383 shares of common stock, $.01 par value per share, as of July 31, 1997.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX



PAGE


PART I.        FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS                                                 PAGE

               Consolidated Balance Sheets as of June 30,                             3
               1997 (unaudited) and September 30, 1996.

               Consolidated Statements of Operations                                  4
               (unaudited) for the three and nine months
               ended June 30, 1997 and 1996.

               Consolidated Statements of Cash Flows                                  5
               (unaudited) for the nine months ended June
               30, 1997 and 1996.

               Notes to Consolidated Financial Statements.                            6


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                      9
               CONDITION AND RESULTS OF OPERATIONS


PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                      18

SIGNATURE                                                                            19


                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                 ASSETS                    June 30,     September 30,
                                                                             1997           1996
                                                                             ----           ----
  (IN THOUSANDS,EXCEPT SHARE DATA)                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $20,786       $ 9,097
  Marketable securities                                                      37,175        36,798
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,277 in 1997 and
   $1,954 in 1996                                                            22,784        27,030
  Prepaid expenses                                                            1,457         1,410
  Other assets                                                                  724           748
  Deferred income taxes                                                       1,054           892
                                                                            -------       -------
    Total current assets                                                     83,980        75,975
                                                                            -------       -------

Property and equipment, net                                                   5,491         4,174
Computer software costs, net                                                    345           787
Goodwill, net                                                                 1,555         1,832
Deferred income taxes                                                           655           675
Other assets                                                                     48            33
                                                                            -------       -------
    Total assets                                                            $92,074       $83,476
                                                                            =======       =======

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $ 7,350       $ 8,389
 Accrued compensation                                                         3,149         5,007
 Income taxes payable                                                         1,050           248
 Deferred revenue                                                            10,196         9,042
                                                                            -------       -------
    Total current liabilities                                                21,745        22,686
                                                                            -------       -------

Deferred income taxes                                                           379           168
Deferred rent                                                                    34            85
Deferred revenue                                                                127           375

Commitments and contingencies

Preferred stock, $.01 par value;1,000,000 authorized,
 none issued and outstanding                                                     --            --
Common stock, $.01 par value;15,350,000 authorized;
issued and outstanding 9,841,693 and 9,702,579 for 1997 and 1996,
respectively                                                                     98            97
Additional paid-in capital                                                   47,901        45,324
Retained earnings                                                            22,093        14,538
Cumulative translation adjustment                                              (497)           49
Net unrealized gain on marketable securities                                    194           154
                                                                            -------       -------
    Total stockholders' equity                                               69,789        60,162
                                                                            -------       -------

    Total liabilities and stockholders' equity                              $92,074       $83,476
                                                                            =======       =======


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                      Three Months Ended                       Nine Months Ended
                                                           June 30,                                 June 30,
                                                -------------------------------         -------------------------------
                                                   1997                 1996                1997                1996
                                                ----------          -----------         -----------         -----------
                                                            (in thousands, except share and per share data)
Revenues:
  Software                                      $   11,277          $    10,679         $    36,165         $    29,489
  Support and services                              12,375                7,472              33,052              21,226
                                                ----------          -----------         -----------         -----------
      Total revenues                                23,652               18,151              69,217              50,715
                                                ----------          -----------         -----------         -----------

Cost of revenues:
  Software                                             747                  667               1,998               2,267
  Support and services                               6,293                3,837              17,475              10,546
                                                ----------          -----------         -----------         -----------
      Total cost of revenues                         7,040                4,504              19,473              12,813
ww                                                ----------          -----------         -----------         -----------

Gross margin                                        16,612               13,647              49,744              37,902

Operating expenses:
  Sales and marketing                                8,337                5,999              23,908              16,549
  Product development                                2,873                1,942               8,247               5,402
  General and administrative                         2,129                1,986               7,088               5,376
  Merger expenses                                       --                   --                  --                 965
                                                ----------          -----------         -----------         -----------
      Total operating expenses                      13,339                9,927              39,243              28,292
                                                ----------          -----------         -----------         -----------

Income from operations                               3,273                3,720              10,501               9,610

  Interest income                                      754                  424               1,702               1,280
  Interest expense                                      (2)                  (6)                 (4)                (36)
  Other income (expense), net                         (122)                  69                (263)                (20)
                                                ----------          -----------         -----------         -----------

Income before income taxes                           3,903                4,207              11,936              10,834

Provision for income taxes                           1,413                1,457               4,381               4,509
                                                ----------          -----------         -----------         -----------

Net income                                      $    2,490          $     2,750         $     7,555         $     6,325
                                                ==========          ===========         ===========         ===========

Net income per share                            $     0.25          $      0.27         $      0.75         $      0.63
                                                ----------          -----------         -----------         -----------

Weighted number of common
and common equivalent shares                     9,971,731           10,055,455          10,077,804          10,041,184
                                                ----------          -----------         -----------         -----------


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Nine months ended            Nine months ended
                                                           June 30,                     June 30,
                                                             1997                         1996
                                                       -----------------            -----------------
                                                                       (in thousands)
Cash flows from operating activities:
  Net income                                               $  7,555                      $ 6,325
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                               2,521                        1,992
  Loss on sale and disposal of property
   and equipment                                                 37                           29
  Amortization of discount on marketable securities             315                          234
  Deferred rent                                                 (51)                         (56)
  Deferred taxes                                                 54                         (303)
  Changes in operating assets and liabilities,
   net of effect of acquisitions:
   Accounts receivable                                        4,306                       (7,414)
   Prepaid expenses                                             (55)                        (293)
   Other assets                                                (548)                      (1,690)
   Accounts payable                                            (640)                         660
   Accrued expenses                                             (76)                        (589)
   Accrued compensation                                      (1,901)                        (970)
   Income taxes payable                                         813                          218
   Deferred revenue                                           1,018                        1,312
                                                           --------                      -------
Net cash provided by/(used in) operating activities          13,348                         (545)
                                                           --------                      -------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash                        --                          108
  Acquisitions of property and equipment                     (3,049)                      (1,703)
  Proceeds from sale of property and equipment                   --                            6
  Additions to computer software costs                          (88)                      (1,002)
  Purchase of marketable securities                        (102,525)                     (36,056)
  Sale of marketable securities                             101,874                       36,049
                                                           --------                      -------
Net cash used in investing activities                        (3,788)                      (2,598)
                                                           --------                      -------

Cash flows from financing activities:
  Payments on leased equipment                                   --                          (25)
  Payments on bank loan                                          --                         (450)
  Proceeds from exercise of stock options                     2,580                          744
   including related tax benefit
                                                           --------                      -------
Net cash provided by financing activities                     2,580                          269
                                                           --------                      -------

Effect of exchange rate changes on cash                        (451)                         (92)
                                                           --------                      -------


Net increase (decrease) in cash and cash equivalents         11,689                       (2,966)

Cash and cash equivalents, beginning of period                9,097                        9,346
                                                           --------                      -------

Cash and cash equivalents, end of period                   $ 20,786                      $ 6,380
                                                           ========                      =======



The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the "Company"), as of June 30, 1997 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 1997, or for any other future period.

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

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" is effective for financial statements beginning after December 15, 1997. SFAS No. 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 beginning in the first quarter of the fiscal year ended September 30, 1998.

    Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. This statement will change the way companies report annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company will adopt SFAS No. 130 in the fiscal year ended September 30, 1998.

D.  COMPUTER SOFTWARE COSTS

    There were no internally developed software costs capitalized for the three and nine months ended June 30, 1997. Internally developed software costs capitalized for the three and nine months ended June 30, 1996 were $0 and $634,000, respectively. Amortization expense was $106,000 and $127,000 for the three months ended June 30, 1997 and 1996, respectively, and $360,000 and $822,000 for the nine months ended June 30, 1997 and 1996. For the three months ended December 31, 1995, the Company changed the estimated useful life of its internally developed software related to the client/server version of MAXIMO from three years to fifteen months. This change in estimate resulted in additional amortization expense of $565,000 in the three months ended
December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

    The Company develops, markets and supports applications software used by businesses, government and other organizations to improve the productivity of facilities, plants and production equipment. The Company's revenues are derived primarily from two sources: software licenses and fees for services, including support contracts and training and consulting services. The Company has experienced a significant shift in the sources of its revenues as a result of its decision to concentrate its resources on the development and marketing of enterprise-wide asset maintenance management systems operating in a client/server environment. Prior to 1991, the Company's revenues were derived primarily from licenses of its project management software (consisting of character-based software designed to run on mainframe, minicomputers and personal computers), and, to a lesser extent, from sales of computer hardware. The Company acquired Maintenance Automation Corporation ("MAC") on March 1, 1996. MAC is a developer of maintenance management software for the single-user, PC LAN segment.

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

    The product acquired as a result of the acquisition of MAC on March 1, 1996, MAXIMO ADvantage, is intended for the lower-end maintenance market. MAXIMO ADvantage supports Microsoft Access for the single user, PC LAN segment. The Company incurred significant additional and unexpected costs in developing a new release of MAXIMO ADvantage due to a delay in excess of six months in completing the new release of this product. The delay was necessary to meet both the quality expectations and functionality demanded by the Company. Further effecting MAXIMO ADvantage sales was the delay in availability of a CD-Rom based multi-media evaluation kit. This evaluation kit generally became available in December 1996. The first significant version of MAXIMO ADvantage released since the acquisition of MAC, version 3.4, was released in March 1997. The Company has not realized any significant revenues from this new release despite opening a new tele-sales operation in Atlanta in March 1997. Accordingly, expenses related to this product are being reduced to a level commensurate with the lower revenue expectations.

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

    The Company's revenues attributable to its operations outside the United States are a significant portion of revenues. The Company expects that international revenues will continue to be a significant percentage of total revenues. As the percentage of the Company's total revenues which are derived from international operations and are conducted in foreign currencies grows, changes in the values of these foreign currencies relative to the United States dollar will affect the Company's results of operations, and may contribute to fluctuations in the Company's results of operations. The functional currencies of the Company's international subsidiaries include the pound sterling, the French franc, the German deutschemark, the Dutch guilder, the Swedish krona, the Japanese yen, and the Australian and Canadian dollars, each of which has fluctuated significantly in relation to the United States dollar. In addition, the Company is exposed to potential losses as a result of transactions giving rise to accounts receivable in currencies other than the United States dollar or the functional currencies of its international subsidiaries. When the value of a foreign currency in which the accounts receivable of the Company are denominated changes between the date the account receivable is accrued and the date on which it is settled, the resulting gain or loss is recorded as a foreign currency transaction adjustment. The Company recorded foreign currency transaction losses of $307,000 and $125,000 for the nine months ended June 30, 1997 and 1996, respectively. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations.

    To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

RESULTS OF OPERATIONS

Revenues.

    Total revenues increased 30% to $23,652,000 from $18,151,000 for the three months ended June 30, 1997 and 1996, respectively, and 36% to $69,217,000 from $50,715,000 for the nine months ended June 30, 1997 and 1996, respectively. The growth in revenues is generated from the Company's client/server versions of MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues generated outside the United States increased 51% to $10,024,000 or 42% of total revenues in the three months ended June 30, 1997 from $6,653,000 or 37% of total revenues in the three months ended June 30, 1996 and increased 46% to $29,509,000 or 43% of total revenues in the nine months ended June 30, 1997 from $20,281,000 or 40% of total revenues in the nine months ended June 30, 1996.

    The Company's software revenues increased 6% to $11,277,000 from $10,679,000 for the three months ended June 30, 1997 and 1996, respectively, and increased 23% to $36,165,000 from $29,489,000 for the nine months ended June 30, 1997 and 1996, respectively. The Company's MAXIMO client/server software revenues increased 15% to $10,448,000 from $9,109,000 for the three months ended June 30, 1997 and 1996, respectively, and increased 35% to $34,067,000 from $25,323,000 for the nine months ended June 30, 1997 and 1996, respectively. The Company's MAXIMO ADvantage software revenues decreased 41% to $763,000 from $1,291,000 for the three months ended June 30, 1997 and 1996, respectively, and decreased 47% to $1,723,000 from $3,238,000 for the nine months ended June 30, 1997 and 1996, respectively. The Company's P/X software revenues decreased 96% to $12,000 from $280,000 for the three months ended June 30, 1997 and 1996, respectively, and decreased 54% to $290,000 from $628,000 for the nine months ended June 30, 1997 and 1996, respectively. The increases in MAXIMO client/server software revenues for the three and nine months ended June 30, 1997 can be attributed to increases in the average selling price, as well as, increases in the number of licenses. In the three months ended June 30, 1996, the Company recognized one large software license agreement of approximately $1.8 million dollars. There were no software licenses above one million dollars in the three months ended June 30, 1997. Software revenues as a percentage of total revenues decreased to 48% from 59% for the three months ended June 30, 1997 and 1996, respectively, and decreased to 52% from 58% for the nine months ended June 30, 1997 and 1996, respectively. The decreases for the three and nine months ended June 30, 1997 are largely attributable to a decline in MAXIMO client/server software license revenue in Europe and a shortfall in MAXIMO ADvantage revenues. Partially offsetting the software decline in Europe is an increase in European services revenue. European MAXIMO services revenues have increased 89% and 108% for the three and nine months ended June 30, 1997, respectively. European services revenues as a percentage of European revenues were 51% and 46% for the three and nine months ended June 30, 1997, respectively, in comparison to 41% and 32% for the three and nine months ended June 30, 1996, respectively.

    Revenues from MAXIMO client/server licenses and from related support and services increased 47% to $21,405,000 from $14,519,000 or 90% and 80% of total revenues for the three months ended June 30, 1997 and 1996, respectively, and increased 57% to $62,693,000 from $39,964,000 or 91% and 79% of total revenues for the nine months ended June 30, 1997 and 1996, respectively. Revenues from MAXIMO ADvantage licenses and from related support and services decreased 22% to $1,477,000 from $1,902,000 or 6% and 4% of total revenues for the three months ended June 30, 1997 and 1996, respectively, and decreased 29% to $3,921,000 from $5,540,000 or 6% and 11% of total revenues for the nine months ended June 30, 1997 and 1996, respectively. Revenues from licenses and related support and services of P/X decreased 59% to $551,000 from $1,356,000 or 2% and 7% of total revenues for the three months ended June 30, 1997 and 1996, respectively, and decreased 50% to $1,871,000 from $3,775,000 or 3% and 7% of total revenues for the nine months ended June 30, 1997 and 1996, respectively. The Company no longer actively markets its P/X product as a stand alone solution.

    Revenues from the Company's mainframe and other project management software and related support and services decreased 41% to $219,000 from $374,000 for the three months ended June 30, 1997 and 1996, respectively, and decreased 49% to $732,000 from $1,435,000 for the nine months ended June 30, 1997 and 1996, respectively. The Company no longer actively markets its mainframe and other project management software products.

    Revenues from support and services increased 66% to $12,375,000 from $7,472,000 for the three months ended June 30, 1997 and 1996, respectively, and increased 56% to $33,052,000 from $21,226,000 for the nine months ended June 30, 1997 and 1996, respectively. Support and services revenues as a percentage of total revenues increased to 52% from 41% for the three months ended June 30, 1997 and 1996, respectively, and 48% from 42% for the nine months ended June 30, 1997 and 1996, respectively. The increases are due primarily to consulting and training services generated by the Company's MAXIMO Enterprise software. The Company anticipates that services revenues will continue to be a larger portion of total revenues than has been experienced in the past due to customers requiring high end domain implementation expertise including customization and integration to Enterprise Resource Planning projects. Also contributing to the increases are sales of support contracts in connection with licenses of the Company's MAXIMO client/server software, partially offset by declines in sales of support contracts relating to the Company's mainframe and other project management software.

Cost of Revenues.

    The total cost of revenues increased 56% to $7,040,000 from $4,504,000 for the three months ended June 30, 1997 and 1996, respectively, and increased 52% to $19,473,000 from $12,813,000 for the nine months ended June 30, 1997 and 1996, respectively. The total cost of revenues as a percentage of total revenues was 30% and 25% for the three months ended June 30, 1997 and 1996, respectively, and 28% and 25% for the nine months ended June 30, 1997 and 1996, respectively and can be attributed primarily to the third party consulting costs and additional in house consultants hired in relation to increases in MAXIMO services revenue.

     Cost of software revenues increased 12% to $747,000 from $667,000 for the three months ended June 30, 1997 and 1996, respectively, and decreased 12% to $1,998,000 from $2,267,000 for the nine months ended June 30, 1997 and 1996, respectively. The cost of software revenues increased as a percentage of software revenues to 7% from 6% for the three months ended June 30, 1997 and 1996, respectively, and decreased to 6% from 8% for the nine months ended June 30, 1997 and 1996. The increase as a percentage of revenues for the three months ended June 30, 1997 is attributable to royalties paid to third party vendors and software purchased for resale. The decrease as a percentage of software revenues for the nine months ended June 30, 1997 is primarily attributable to a decrease in amortization expense of internally developed software as compared to the prior period and an increase in the revenue base for the nine months ended June 30, 1997. In the three months ended December 31, 1995, the Company changed the estimated useful life of its MAXIMO Enterprise product from three years to fifteen months to accurately reflect the lifecycles for major new releases of this product. This change resulted in a one-time charge of an additional amortization expense of $565,000 for this three month period.

    Cost of support and services revenues consists primarily of personnel costs for employees and the related costs of benefits and facilities and costs for third party consultants. Cost of support and services revenues increased by 64% to $6,293,000 from $3,837,000 for the three months ended June 30, 1997 and 1996, respectively, and increased by 66% to $17,475,000 from $10,546,000 for the nine months ended June 30, 1997 and 1996, respectively. The increase for the three months ended June 30, 1997 is attributable to costs for third party consultants and the hire of employees to perform services. Cost of support and services as a percentage of support and services revenues was 51% for both the three months ended June 30, 1997 and 1996, respectively, and increased to 53% from 50% for the nine months ended June 30, 1997 and 1996, respectively. The increase for the nine months ended June 30, 1997 is attributable to costs for third party consultants whose effective hourly rate is higher than that of employees performing similar services. Third party consultants are utilized to perform services when the Company does not have adequate internal resources to complete services within acceptable time frames.

Sales and Marketing Expenses.

    Sales and marketing expenses increased 39% to $8,337,000 from $5,999,000 for the three months ended June 30, 1997 and 1996, respectively, and increased 44% to $23,908,000 from $16,549,000 for the nine months ended June 30, 1997 and 1996, respectively. The increases are primarily due to increases in the number of sales personnel, sales commissions, travel and lodging expenses attributable to growth and expansion, and an increase in advertising costs. Sales and marketing expenses as a percentage of total revenues were 35% and 33% for the three months ended June 30, 1997 and 1996, and 35% and 33% for the nine months ended June 30, 1997 and 1996, respectively. The increases as a percentage of revenues are due primarily to increased sales and marketing staffs and an increase in advertising costs to promote the Company's MAXIMO products, and expense levels that were established to achieve a higher level of revenues.

Product Development Expenses.

    Product development expenses increased 48% to $2,873,000 from $1,942,000 for the three months ended June 30, 1997 and 1996, respectively, and increased 53% to $8,247,000 from $5,402,000 for the nine months ended June 30, 1997 and 1996, respectively. The increases are attributable to costs for third party consultants and additional employees to work on upgrades of the MAXIMO product and investments in future technology.

    Product development expenses increased to 12% from 11% of total revenues for the three months ended June 30, 1997 and 1996, respectively, and increased to 12% from 11% of total revenues for the nine months ended June 30, 1997 and 1996, respectively. Over the past two years, the Company has spent the majority of its development dollars on the MAXIMO product line and anticipates to continue to do so in the near future. The increases as a percentage of revenues are attributable to the capitalization of internal software developments costs in the prior period versus no capitalization of expenses in the current period. The increases are also attributable to increases in the number of developers hired and third party contractors.

General and Administrative Expenses.

    General and administrative expenses include the cost of the Company's finance, human resources, information services and administrative operations. General and administrative expenses increased 7% to $2,129,000 from $1,986,000 for the three months ended June 30, 1997 and 1996, respectively, and increased 32% to $7,088,000 from $5,376,000 for the nine months ended June 30, 1997 and 1996, respectively. The increase for the three months ended June 30, 1997 is attributable to increases in personnel to support the increase in the revenue base offset by a decrease in the provision for bad debts. The increase for the nine months ended June 30, 1997 is attributable to increases in the provision for bad debt expenses, professional fees related to growth and expansion and goodwill amortization. Also contributing to the increases for both the three and nine months ended June 30, 1997 are increases in personnel to support the increase in the revenue base. General and administrative expenses as a percentage of total revenues decreased to 9% from 11% in the three months ended June 30, 1997 and 1996, respectively, and to 10% from 11% in the nine months ended June 30, 1997 and 1996, respectively. The decreases as a percentage of revenues for both periods demonstrates an ability to manage a larger revenue base without a commensurate increase in general and administrative expenses.

Other Income/Expense.

    Interest income for the three months ended June 30, 1997 and 1996 was $754,000 and $424,000, respectively, and $1,702,000 and $1,280,000 for the nine months ended June 30, 1997 and 1996. The increases are due to interest earned on certain cash equivalents and marketable securities.


Provision for Income Taxes.

    The Company's effective tax rate was 36% and 35% for the three months ended June 30, 1997 and 1996, respectively and 37% and 42% for the nine months ended June 30, 1997 and 1996, respectively. The decrease for the nine months ended June 30, 1997 is attributable to tax-exempt income, research and development credits and utilization of a Foreign Sales Corporation. Also, in during the nine months ended June 30, 1996, the effective rate was high due to merger expenses of $965,000, which are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company had cash and cash equivalents of approximately $20,786,000 and working capital of $62,235,000. The Company's favorable cash position is attributable to an increased effort in accounts receivable collections and a significant improvement in the days sales outstanding. The days sales outstanding is likely to increase due to economic climate, exchange rate fluctuations, components of revenues and geographic sources of revenues. Cash provided by operations for the nine months ended
June 30, 1997 was $13,348,000 generated by income earned for the period, depreciation and amortization, and receivables collected for the period, offset by the payout of fiscal 1996 employee bonuses. Cash used in investing activities totaled $3,788,000 and was primarily used for the purchase of computer equipment, office furniture and leasehold improvements. Cash provided by financing activities was $2,580,000 and is attributable to exercises of employee stock options.

    The Company's principal commitments as of June 30, 1997 consisted primarily of an office lease for its headquarters. The Company leases its facilities under non-cancelable operating lease agreements which expire at various dates through February 2007. The Company will be relocating its corporate headquarters in November 1997. The Company expects to spend $2.5 million dollars for construction and buildout in connection with the relocation. It also plans to spend approximately $1 million on furniture, fixtures and equipment.

    The Company elected not to renew its $5,000,000 unsecured line of credit with Chase Manhattan Bank, N.A., which expired on March 31, 1997. The Company believes that its current liquidity and cash flows expected to be generated by operations will be sufficient to meet its cash needs for working capital, capital expenditures and market expansion through at least June 30, 1998.

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

                           Part II. OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            3.   Instruments Defining the Rights of Security-Holders

                 3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

                 3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996,) and incorporated herein by reference)

                 10.1 Amended and Restated 1994 Incentive and NonQualified Stock Option Plan, as amended, as approved by the stockholders of the Company by written consent dated April 15, 1994.

                 11.1 Statement re computation of per share earnings

                 27.  Financial Data Schedule

     (b)         Reports filed on Form 8-K

                 The Company filed no current reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             PROJECT SOFTWARE & DEVELOPMENT, INC.



Date: August 13, 1997          By: /s/ Paul D. Birch
      ---------------              ------------------------------
                               Paul D. Birch
                               Authorized Officer
                               Executive Vice President Finance &
                               Administration,Chief Financial
                               Officer and Treasurer
                               (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT

NO.       DESCRIPTION                                                            PAGE
---       -----------                                                            ----
3.1       Amended and Restated Articles of
          Organization of the Company (included
          as Exhibit 3.3 to the Company's Registration
          Statement on Form S-1, Registration No.
          33-76420, and incorporated herein by reference)
3.2       Restated By-Laws of the Company, as amended included as
          Exhibit 3.2 to the Company's Annual Report on Form 10-K for
          the fiscal year ended September 30, 1996,) and incorporated herein by reference)
10.1      Amended and Restated 1994 Incentive and NonQualified Stock
          Option Plan, as amended, as approved by the stockholders of the Company by written consent dated April 15, 1994.
11.1      Statement re computation of per share earnings
27        Financial Data Schedule