Form 10-K
period 1997-09-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1997-12-29
CIK 920354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
(mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

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

                 100 CROSBY DRIVE, BEDFORD, MASSACHUSETTS 01730
          (Address of principal executive offices, including zip code)
                                 (781) 280-2000
              (Registrant's telephone number, including area code)

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

As of December 15, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $116,995,865 based on the last sale price of such stock on such date.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 9,882,071 shares of common stock, $.01 par value per share, as of December 15, 1997.

                       DOCUMENT INCORPORATED BY REFERENCE
              Certain portions of the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Total number of pages:

Exhibit index is located on page:

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

PRODUCTS

The Company's enterprise-wide client/server application products are MAXIMO(R) and P/X(R). MAXIMO, an asset maintenance management system, is the Company's principal product and its first client/server product. The client/server version of MAXIMO was first released in February 1991 and has been employed in production environments for more than six years. Revenues from licenses of client/server MAXIMO have grown from $1,406,000 in fiscal year 1991 to $47,504,000 in fiscal year 1997. In fiscal 1996, the Company introduced a new suite of MAXIMO products: MAXIMO Enterprise, MAXIMO Workgroup and MAXIMO ADvantage. MAXIMO Enterprise is a client/server product which runs on Oracle7 and SYBASE platforms and is intended for the high function, high usage segment of the maintenance management market. MAXIMO Workgroup is also a client/server product and runs on SQLBase, SQL Server and Oracle7 Workgroup Server. MAXIMO Workgroup is intended for the mid-range segment of the maintenance management market. On March 1, 1996 the Company acquired Maintenance Automation Corporation ("MAC"). The product acquired as a result of the acquisition of MAC, Chief Advantage, was renamed MAXIMO ADvantage. MAXIMO ADvantage is intended as a point solution for the lowerend of the maintenance management market. MAXIMO ADvantage supports Microsoft Access for the single user, PC LAN segment. Revenues from licenses of MAXIMO ADvantage declined from $3,631,000 in fiscal 1996 to $2,253,000 in fiscal 1997. Maintenance Automation Corporation has incurred operating losses of $1,203,000 and $1,420,000, in fiscal 1996 and 1997, respectively.

MAXIMO permits work orders to be generated and tracked electronically, and also to be linked to related information, such as labor and equipment records, job procedures, parts inventories and purchasing systems. Failure analysis using MAXIMO can assist in identifying root causes of equipment problems and aids in designing preventive maintenance procedures to reduce future equipment failure rates and downtime.

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

P/X, the Company's client/server planning and cost system, was released in June 1992. Revenues from licenses of P/X grew from $1,148,000 in fiscal year 1992 to $3,604,000 in fiscal 1994. However, revenues from P/X licenses have declined since then to $551,000 in fiscal 1997. The decline in P/X revenues can be attributed to product performance issues, delays in releasing a new version of the product, diminished demand for high-end planning and cost solutions, increased competition, and the Company's declining focus on selling and marketing this product.

MAXIMO ENTERPRISE AND WORKGROUP

     MAXIMO Enterprise and Workgroup are comprised of a series of integrated modules, each of which is linked to the others and to a relational database management system. Each module includes one or more applications functions, including the following:

     Work Order Management organizes maintenance work, including labor, parts and tools and tracks actual usage and associated costs.

     Asset Management tracks corporate assets, including facilities and equipment and their associated warranty, downtime, maintenance costs, failure history and performance data.

     Spare Parts Inventory Control maintains spare parts inventory balances, tracks parts issued from stock and automatically reorders parts when minimum balances have been reached, including multiple storerooms for Enterprise.

     Purchasing generates request for proposal, blanket purchase orders and purchase agreements, purchase requisitions and purchase orders, records receipt of parts, analyzes vendor performance and integrates with accounting applications, including invoice matching and multiple currency functionality for Enterprise.

     Labor Management manages employee records and tracks employee attendance and employee time reporting, including productive and non-productive time such as travel and waiting for parts.

     Planning and Scheduling schedules work orders based on availability of labor, materials and equipment and automatically generates routine preventive maintenance work orders based on time, meter frequencies or other criteria.

     Work Manager creates and closes work orders, assigns labor to outstanding work, manages backlogs and tracks ongoing jobs in real time.

MAXIMO ADVANTAGE

     The following is a list of some of the functionality aspects of the MAXIMO ADvantage maintenance management system:

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

MAXIMO Enterprise and Workgroup's database server functions are provided by a direct link to ORACLE, SQL Server, SYBASE and Centura Corporation's (Centura) SQLBase, widely-used commercial relational database management systems, employing industry-standard SQL commands. MAXIMO accommodates database servers operating under Novell NLM, Windows NT and UNIX operating systems, and supports a variety of network operating systems, including Novell NetWare, Banyan VINES and IBM LAN Server for OS/2, and standard network communications protocols including TCP/IP and IPX/SPX. MAXIMO's use of a standard SQL database and support for a broad range of server platforms, network operating systems and communications protocols provides customers with the flexibility to match their computing resources to their needs, and facilitates the integration of data from other applications such as accounting and human resources.

MAXIMO Enterprise and Workgroup were built using a commercially available application development tool set, SQLWindows from Centura Corporation. As a result, MAXIMO's "front-end" user interface, including screens, menus and help messages, can readily be modified by the customer, using standard tools. In addition, tables, data structures and other elements of the "back-end" database can be modified by the customer using utilities provided by the Company. Therefore, the customer is neither constrained by a proprietary system design, nor does the customer need to rely on outside consultants with special expertise or knowledge of programming languages in order to customize the system to fit their needs.

MAXIMO ADvantage runs on the Microsoft Access database and runs on stand-alone PC's, LANs and WANs. MAXIMO ADvantage's open architecture supports connectivity to numerous applications, including predictive, energy or reliability centered management, vibrations analysis, accounting, estimating and purchasing systems.

MAXIMO ADvantage was built using a commercially available application development tool set, Visual Basic from Microsoft Corporation. The core of the software constituting MAXIMO ADvantage was acquired by the Company through its acquisition of MAC. MAC's product, Chief ADvantage, has been renamed MAXIMO ADvantage and enhanced since the acquisition. The software architecture for PC-based MAXIMO ADvantage is considerably different from the client/server architecture of MAXIMO Enterprise and Workgroup. Since its acquisition of MAC, the Company incurred significant additional and unexpected costs to complete the development of MAXIMO ADvantage in order to meet the quality and functionality standards demanded by the Company.

MAXIMO runs on personal computers and provides the maintenance worker with an intuitive, easily mastered graphical user interface employing mouse-driven "point and click" commands, pull-down menus, icon bars and other standard features of Windows. MAXIMO permits the use of touch screens, bar code readers and other specialized input devices, providing for flexible and efficient data collection and input. An application launching feature provides access from within any MAXIMO module to other MAXIMO modules, as well as to word processing, spreadsheet, graphics, computer-aided-design ("CAD") and other personal productivity tools provided by third parties.

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

PRODUCT PRICING

The current U.S. list price for the minimum five-user configuration of MAXIMO Workgroup for use with Centura's SQLBase databases is approximately $20,000, with an added fee of $3,000 for each additional user. The current U.S. list price for the minimum ten-user configuration of MAXIMO Enterprise for use with ORACLE and SYBASE databases is approximately $65,000, with an added fee of $5,000 for each additional user. MAXIMO Enterprise application modules generally are bundled for an additional fee and not licensed separately. The current U.S. list price for a single configuration of MAXIMO ADvantage is $2,995 for use with Microsoft Corporation's Access database. The current U.S. list price for a five-user LAN version is $3,995. A number of optional modules are available. Discounts from the Company's list prices may be made available for volume purchasers or for competitive or strategic reasons. OEM customers who purchase the Company's products in significant quantities receive discounts of 35% to 60%, depending upon the level of initial purchases and commitments. The Company also offers site-license arrangements to major accounts.

International pricing for the Company's products varies by territory, depending on the cost of localizing, marketing, selling and supporting the product. Generally, list prices outside North America exceed the comparable U.S. list prices by 15% or more. The Company's international distributors and agents receive discounts ranging from 35% to 50%.

The license fee for MAXIMO generally includes 90 days of technical support. At the time of initial licensing, customers typically purchase a support contract providing for an additional year of technical support, at a current U.S. list price generally equal to 20% of the applicable license fee. In most circumstances, customers also purchase installation, customization, integration and training services, and in many instances customers subsequently license additional seats, platform upgrades or modules. The total first-year revenues to the Company from a typical MAXIMO Enterprise and Workgroup implementation, including paid-up license fees and revenues from support contracts and installation, customization and training services, average from $200,000 to $500,000 and from $50,000 to $75,000, respectively. A large multi-site implementation can result in significantly larger first-year revenues.

CUSTOMER SUPPORT AND SERVICES

A high level of customer service and technical support is critical to customer satisfaction because many of the Company's customers implement their client/server maintenance management products in complex, large-scale applications on which the success of their organizations depend. In addition, implementation of enterprise-wide applications in a heterogeneous client/server computing environment incorporating multiple operating systems, network operating systems and communications protocols can present customers with substantial technical challenges. The Company offers support and consulting services designed to assist customers in meeting these challenges and in successfully implementing business solutions which realize the benefits promised by client/server computing. The Company believes that its approach to service and support has been and will continue to be a significant factor in the market acceptance of its products. Revenues from support and services accounted for 48% of the Company's total revenues in fiscal year 1997, and the Company expects that recurring revenues from support and services will continue to account for a substantial portion of its total revenues.

     Customer Support Programs. As of September 30, 1997, the Company employed a technical hot-line support staff of 49 employees, of whom 31 are based at the Company's headquarters in Massachusetts, 4 are located in Florida, and 14 operate out of two international technical response centers located in the United Kingdom and Australia. Telephone support calls are handled by applications software specialists, supported by a computerized call tracking and problem reporting system. The Company's field based account managers also provide additional technical support, as needed, within their territories. The Company's network of international distributors also provide first-level technical support within their geographical territories.

Subscribers to the Company's annual support contracts are entitled to receive
(i) customer service and technical support by telephone (including dial-in diagnostics), fax, support on line via the Internet and electronic bulletin board, (ii) a newsletter and periodic technical bulletins, (iii) a discounted admission to attend the Company's annual user group meeting and (iv) any periodic software updates. The Company believes that support contracts are a stable source of recurring revenue.

The Company maintains a network operations group within the support organization which provides technical support to assist customers in implementing MAXIMO in distributed computing environments involving one or more complex networks. These specialists in server and client hardware platforms, network operating systems and communications protocols supplement the applications and systems expertise of the Company's technical support staff. The network operations group helps customers plan complex network installations, troubleshoot and resolve conflicts arising from heterogeneous hardware configurations, communications protocols and network operating systems, and optimize network performance.

     Implementation, Consulting and Training. As of September 30, 1997, the Company employed a consulting and training staff of 117 employees of whom 70 are located in the U.S., 42 in Europe, and 5 in Asia/Pacific and Latin America. The Company's network of international distributors also provides services within their geographic territories.

The Company provides consulting services, on a fee basis, to assist customers in planning and carrying out the implementation of the Company's solutions. In some cases, customers install and implement MAXIMO systems and perform any necessary customization themselves with only limited assistance from the Company. In other cases, particularly where a complex, integrated solution or extensive customization is required, the Company provides comprehensive implementation planning, project management, network communications, system integration and custom modification services. The Company's professional services group has expert knowledge of the Company's products and tools and the concepts and theories of maintenance and planning. They can also draw upon experience in implementing systems addressing diverse applications on a number of different platforms in a wide range of industries worldwide.

The Company conducts comprehensive training programs covering Company applications and concepts for its end users. Training is offered at the Company's headquarters in Massachusetts and at regional centers located in California, Colorado, Florida, Michigan, Texas, Virginia, Australia, France, Germany, Sweden, the United Kingdom and the Netherlands. The Company also offers on-site training classes at customer sites upon request. The Company has found that most clients desire initial user training classes in connection with the license of a system and often attend subsequent advanced schools or send additional users to schools.

CUSTOMERS

The Company's customers include electric, water and other utilities, educational, research and health care institutions, government agencies, hotels, casinos, airlines and railroads, as well as large, well-known corporations in the manufacturing, oil and gas, construction, mining, aerospace, defense, ship building, telecommunications, ground fleet transportation, data processing, semiconductor, financial, computer, entertainment, banking, insurance, pharmaceutical and other industries. The Company's products have been installed and are supported in major markets worldwide. Local language support is provided in many of these markets. MAXIMO has been installed at more than 5,000 sites by more than 3,000 companies, government agencies and other organizations. No customer has accounted for more than 10% of the Company's total revenue in any of its three most recent fiscal years.

SALES AND MARKETING

The Company markets its products in North America through a direct sales force of 87 persons including pre-sales engineers, account managers and engagement managers operating out of its Massachusetts headquarters, and sales offices located in California, Colorado, Florida, Illinois, Michigan, New Hampshire, New Jersey, New York, Oregon, Texas, Virginia, and Washington, and a tele-sales and tele-marketing force of 15 persons operating out of its Florida and Georgia offices. The Company markets its products outside North America through a sales force of 65 persons and a network of sales offices in Argentina, Australia, Canada, France, Germany, Hong Kong, India, the Netherlands, Sweden, Thailand and the United Kingdom and through distributors in parts of Africa, Asia, Europe, the Middle East and South America. Approximately 44% of the Company's total revenues in fiscal 1997 were derived from sales outside the United States.

The Company markets its products through advertising campaigns in national trade periodicals, direct mail and seminar series. These efforts are supplemented by listings in relevant trade directories, exhibitions at trade shows and conference appearances. Initial leads are qualified by the tele-marketing operation before being turned over to either the direct sales force or tele-sales. MAXIMO Enterprise and Workgroup sales representatives work closely with sales engineers in each of the Company's sales offices throughout the sales process, although to a lesser degree for Workgroup.

The Company's direct and tele-sales personnel are compensated through salaries plus commissions based on annual quotas and may also receive quarterly bonuses. Sales management personnel receive salaries plus bonuses based on monthly, quarterly and annual revenue and contribution targets.

The sales cycle for MAXIMO products, from the initial sales presentation to the issuance of a purchase order, typically ranges from thirty to ninety days for ADvantage, six to nine months for Workgroup and nine to fifteen months for Enterprise. The Company believes that customers generally choose MAXIMO based on the features it provides and upon a preference for the product architecture, rapid time to benefit, domain expertise and ease of use. The Company has experienced a longer sales cycle for MAXIMO Enterprise in the last year as its procurement is increasingly tightly linked to the selection of a backbone enterprise resource planning system.

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

An important part of the Company's sales and marketing strategy is to build and maintain marketing relationships with companies that PSDI believes can assist it to penetrate new markets. The Company has agreements with IBM Global Services (an affiliate of IBM), ABB Service Worldwide (an affiliate of Asea Brown Boveri) and Cordant Inc. (an affiliate of Tracor, Inc.). The Company plans to work more closely with major systems integrators and to expand and leverage its relationships with engineering and construction firms and original equipment manufacturers ("OEMs") which incorporate the Company's products into facilities or systems developed by them through its MAXIMO Alliance Program. The Company has OEM arrangements with companies such as Honeywell Incorporated and Johnson Controls, Inc., under which these companies may integrate MAXIMO with their building controls systems and with The Foxboro Company (an affiliate of Siebe
Plc) under which Foxboro uses Java-based applets to integrate MAXIMO with its shop floor controls system.

PRODUCT DEVELOPMENT

As of September 30, 1997, the Company employed 96 persons and a number of consultants in product management, application development, technology research and quality assurance. The Company's product management group (consisting of 9 persons) is responsible for identifying application trends in the market and works closely with key customers to define and specify product requirements. The applications development group (consisting of 37 persons) is organized in groups focused on application functionality, user interface and output, and database and systems development. This group also works closely with the product management group to develop new products and functional modules, and maintains and enhances the functionality and usability of the Company's existing products. The Company's technology research group (consisting of 13 persons) investigates and researches new technologies that provide functionality that is targeted for commercial release in time frames ranging from several months to several years into the future. The Company's quality assurance group (consisting of 37 persons) tests the Company's software for compliance with the functional and technical specifications established by the product design group and confirms that it operates as expected with third-party databases, operating systems, network operating systems and applications software, tests manufactured products, manages non-English language releases and prepares and updates user documentation and training manuals.

The Company's total product development expenses in 1997, 1996 and 1995 were $11,387,000, $7,653,000, and $6,639,000, respectively. The Company capitalizes certain software development costs in accordance with Statement of Financial

Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized over the estimated market life of the product (generally one to three years) and amounts amortized are included in the cost of software revenues. The Company capitalized $0, $634,000 and $0 of software development costs in 1997, 1996 and 1995, respectively. In fiscal years 1997, 1996 and 1995, the Company amortized $360,000, $948,000, and $1,120,000, of software development costs, respectively.

The Company's products consist primarily of internally developed software and the product acquired from MAC. In addition, the Company has incorporated in its products graphical user interfaces, report writers, applications development tools and database management systems developed by other vendors.

In March 1997, the Company released a version of client/server MAXIMO for use with the Microsoft SQL Server database and Microsoft NT(R) Workstation 4.0. In August 1997, the Company released MAXIMO Analyzer, a new business intelligence tool. MAXIMO Analyzer provides detailed information allowing users to rapidly pose multiple questions and assess responding data to make critical business decisions. The product converts significant transaction data into a functional analysis instrument utilizing PowerPlay(R) from Cognos, a leading supplier of business intelligence tools. MAXIMO Analyzer delivers true distributed Online Analytical Processing (OLAP) capabilities for MAXIMO users. In September 1997, the Company released the MAXIMO Mobile Application Suite, a mobile and paperless work management system. MAXIMO Mobile Application Suite is a set of new integrated MAXIMO modules which install directly onto hand-held computers and utilize bar coding technology to ensure compliance with procedures and automation of routine and preventive practices for maintenance engineers. The MAXIMO Mobile Application Suite consists of three applications, MAXIMO(R) Procedure Builder, MAXIMO(R) Rounds and MAXIMO(R) Lockout/Tagout/Lineup. Together, these applications provide:

- Point-of-Performance Data Access: Engineers can now have access to critical maintenance data, such as job plans and safety information, while greatly improving the speed and accuracy of field data collection.

- Enhanced Procedural Compliance: Automation procedures, coupled with the use of hand-held computers and barcode labels, ensures that procedures are performed the same way, every time throughout the operation. In the event the user's input into the application is outside of specification, an alert for corrective action is automatically initiated. Every procedural step is also time and date stamped.

- Increased Data Integrity: Data automatically populates the maintenance database from the paperless solution, eliminating repetitive and error-prone data entry. The quality and accessibility of data also simplifies regulatory reporting.

In 1996, the Company released an application programming interface ("API") to ORACLE's accounting software. The Company is also a third-party reseller of Centura Corporation's SQLBase, and developed its MAXIMO product using applications tools developed by Centura Corporation which have subsequently been made commercially available by Centura Corporation. In May 1996, the Company released a version of MAXIMO Enterprise for use with the SYBASE database. The Company's relationships with these leading database management system vendors enable the Company's customers to take advantage of the latest developments in database technology. The Company also maintains ongoing relationships with other third-party software developers, such as Netronic Software GmbH (graphics and interface technology), Cognos Corporation (OLAP Technology), Scribe Technologies (report generation) and Intersolv Inc. (ODBC drivers). See "Licensed Technology."

The Company's product development efforts are currently focused on providing application enhancements for the MAXIMO product line (Enterprise, Workgroup and ADvantage). The Company also is in the process of developing a version of MAXIMO to enable other third-party applications software to be more easily integrated with the Company's products. The initial product offering utilizing this technology is MAXIMO Work Order component that has been used by The Foxboro Company as an imbedded component in their shop floor distributed control system. In addition, the technology research group is currently researching, developing and incorporating into the MAXIMO product technologies that are emerging in conjunction with the Internet.

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

COMPETITION

The market for applications software is intensely competitive and rapidly changing. In general, the Company competes on the basis of (1) product architecture, which includes distributed computing capability, access to commercial SQL databases, and ease of customization and integration with other applications; (2) functionality, which includes the breadth and depth of features and functions, and ease of use; (3) support and service, which includes the range and quality of technical support, training and consulting services, as well as the capability to provide these on a global basis; (4) product pricing in relation to performance; (5) rapid implementation to achieve benefits and (6) domain expertise.

The market for asset maintenance software is fragmented by geography, hardware platform and industry orientation, and is characterized by a large number of competitors, including both independent software vendors and certain enterprise resource planning vendors including SAP AG, JD Edwards and The Baan Company who offer a module incorporating limited asset maintenance functionality. During the year there has been consolidation within the asset maintenance software market with the acquisition of SQL Group BV by Datastream Systems, Inc., TSW International Inc. by Indus Group and Revere, Inc. by Walker Interactive Systems. Currently, MAXIMO Enterprise and Workgroup compete with products of a number of large vendors which have traditionally provided maintenance software running on mainframes and minicomputers, and are now offering systems for use in the client/server environment. The Company expects that in the future MAXIMO Enterprise and Workgroup may encounter competition from vendors of low cost maintenance systems designed initially for use by a single user or limited number of users, as vendors of these products upgrade their functionality in an attempt to enter the client/server market. MAXIMO ADvantage competes with a number of competitors, one of which is a public company, but most of which are small regional companies.

The Company believes that the functionality of MAXIMO, its open product architecture and the Company's ability to provide global distribution and support have been significant factors in the competitive success of MAXIMO. While the Company believes that MAXIMO has competed effectively to date, competition in its industry is likely to intensify as current competitors expand their product lines and new companies enter the market. To remain successful in the future, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continually enhancing its own product, support and services offerings, as well as its marketing programs. There can be no assurance that the Company will continue to be able to compete successfully in the future.

PRODUCTION

The principal materials and components used in the Company's software products include computer media, user materials and training guides. The Company currently uses third-party vendors to print its user manuals, packaging and related materials, but duplicates program diskettes and CD-Roms in its manufacturing and distribution facility located at its corporate headquarters. The Company then assembles the third party produced documentation with diskettes and CD-Roms and ships these directly from its manufacturing and distribution facility. To date, the Company has been able to obtain adequate supplies of all components and materials and has not experienced any material difficulties or delays in manufacture and assembly of its products or materials due to product defects.

PROPRIETARY RIGHTS AND LICENSES

The Company has registered its MAXIMO and P/X trademarks with the United States Patent and Trademark Office. Registrations with equivalent offices in many foreign countries in which the Company or its distributors do business have been obtained or are in process.

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

The Company's software products are usually licensed to customers under a perpetual, non-transferable, non-exclusive license that stipulates how many concurrent users may access the system. The Company relies on both "shrink wrap" licenses and negotiated agreements depending on various factors including the size and level of integration. A shrink wrap license agreement is a printed license agreement included with packaged software that sets forth the terms and conditions under which the purchaser can use the product, and purports to bind the purchaser to such terms and conditions by its acceptance and purchase of the software. Certain provisions of the Company's shrink wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

MAXIMO(R) and P/X(R) are registered trademarks of the Company. Microsoft(R) is a registered trademark and Windows(TM) is a trademark of Microsoft Corporation. This Annual Report on Form 10-K also includes other trademarks of the Company and trademarks of companies other than the Company.

LICENSED TECHNOLOGY

The Company licenses certain software programs from third-party developers and incorporates them into the Company's products. These licenses are non-exclusive worldwide licenses which terminate on varying dates. The Company believes that it will be able to renew these licenses or that it will be able to obtain substitute products if needed.

The Company has entered into a non-exclusive license agreement with Centura Corporation that permits the Company to include certain Centura proprietary software products collectively called the "SQL System" in the Company's products. Under the terms of the agreement, the Company is required to pay fixed royalty fees to Centura. Centura may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company. The Company has entered into a non-exclusive license agreement with Scribe Technologies ("Scribe") that grants the Company's end-users to the rights to a single-user, application specific SQR3 license to modify the standard reports delivered with MAXIMO, as well as, run-time licenses. Under the terms of the agreement, the Company is currently required to pay fixed royalties to Scribe. The Company may terminate the agreement at any time. Scribe may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company. Currently, these products are included in MAXIMO Enterprise and Workgroup. The Company has entered into a non-exclusive license agreement with Cognos Corporation ("Cognos") that permits the Company to incorporate Cognos' Powerplay product in MAXIMO Analyzer. Under the term of the Agreement, the Company is required to pay royalties to Cognos based on every MAXIMO Analyzer module licensed. The Company has entered into a non-exclusive license agreement with Netronic Software GmbH ("Netronic") that permits the Company to incorporate certain graphic software programs into the Company's products. Under the terms of the agreement, the Company is currently required to pay fixed royalties to Netronic. The Company may terminate the agreement at any time. Netronic may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company.

EMPLOYEES

As of September 30, 1997, the Company had 489 full-time employees including 167 in sales, marketing and related services, 96 in product research, applications development, technology research, and quality assurance, 166 in customer support, training and consulting services, and 59 in finance and administration, human resources, manufacturing and office services. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

ITEM 2. PROPERTY

Until December 8, 1997, the Company's headquarters were located in Cambridge, Massachusetts in a leased facility consisting of approximately 45,000 square feet, at an average annual cost including parking, of approximately $2,000,000, under a 13 year lease that expires on December 31, 1997. The Company was also leasing a 13,000 square foot manufacturing and distribution facility in Watertown, Massachusetts at an average annual cost of approximately $100,000 under a lease originally expiring on May 31, 1998. The Company negotiated a no penalty termination to this lease effective December 31, 1997. The Company has relocated both its corporate headquarters and its manufacturing and distribution facilities in December 1997 to a leased facility consisting of approximately 110,000 square feet, at an average annual base cost of $1,300,000, under a 6 year net lease with a renewal option through December 31, 2009. Additionally, the Company estimates that its annual operating expenses under the new lease will be approximately $900,000, based on information currently available. The actual costs will depend on such factors as actual electricity usage, real estate taxes and operating costs. Under the terms of its lease, the Company has the ability to sublease the space and may elect to do so in the future should business conditions dictate. The operating expenses for both the Cambridge and Bedford facilities described above exclude depreciation and amortization. The Company expects to spend $2.5 million for construction and leasehold improvements in connection with the relocation. It also plans to spend approximately $1 million on furniture, fixtures and equipment. The Company leases additional sales offices in California, Colorado, Connecticut, Florida, Georgia, Illinois, Michigan, Missouri, New Hampshire, New Jersey, New York, Texas, Virginia, Washington, and Oregon. The Company also leases offices for its international operations in Argentina, Australia, Belgium, Canada, France, Germany, Hong Kong, India, the Netherlands, Sweden, Thailand and the United Kingdom.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER
    MATTERS

STOCK INFORMATION

Price Range of Common Stock

The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ National Market") under the symbol PSDI. As of December 15, 1997, there were approximately 60 holders of record of the Company's Common Stock. This reflects the fact that most of the Company's stock is held in street names through one or more nominees.

The following table sets forth the high and low per share sales prices of the Company's Common Stock, as reported on the NASDAQ National Market consolidated reporting system for each quarterly period within the two year period ended September 30, 1997.

             FISCAL 1997                       HIGH                  LOW
            First Quarter                     $44.25               $30.50
           Second Quarter                     $47.00               $27.75
            Third Quarter                     $31.87               $11.12
           Fourth Quarter                     $29.50               $14.25

             FISCAL 1996                       HIGH                  LOW
            First Quarter                     $37.75               $21.75
           Second Quarter                     $40.75               $22.25
            Third Quarter                     $48.50               $29.50
           Fourth Quarter                     $49.75               $28.00

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of the Company set forth below has been derived from the consolidated financial statements for the Company for the periods indicated. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere herein.

                                                       YEAR ENDED SEPTEMBER 30,
                                  ----------------------------------------------------------------
(in thousands, except                1997          1996          1995          1994          1993
share and per share data)         --------       -------       -------       -------       -------

Revenues                          $ 96,700       $73,329       $50,372       $36,753       $29,978
Income from operations              16,271        14,606         8,438         4,702         1,857
Historical net income             $ 11,570       $10,046       $ 5,629       $ 2,315       $ 1,265
Historical income per share       $   1.15       $  1.00       $  0.64       $  0.33       $  0.22
Pro forma data
(unaudited):
Pro forma net income (1)                --            --            --       $ 2,601       $ 1,277

Pro forma income per                    --            --            --       $  0.37       $  0.22
share (1)

Weighted number of                  10,064        10,052         8,846         6,942         5,811
common and common
equivalent shares

                                  ----------------------------------------------------------------
Total Assets                       102,239        83,476        64,960        28,713        13,899
Long-Term Obligations                  144           628           962         1,333         2,718
Dividends Per Share                     --            --            --            --       $  0.11


(1) From October 1, 1981 through September 30, 1993, the Company operated as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended and comparable provisions of certain state tax laws. The pro forma adjustment for the fiscal year ended 1993 reflect provision for federal and state income taxes as if the Company has been subject to federal and state income taxation as a corporation during such period. For the three-month period ended December 31, 1993, the provision for income tax is adjusted to exclude the expense of the cumulative deferred tax provision required on termination of S corporation status.

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

The Company released MAXIMO, its first client/server product, in 1991, and released P/X, its second client/server product, in 1992. In the fiscal year ended September 30, 1997, revenues from client/server software accounted for 95% of software revenues, of which 99% was attributable to the client/server versions of MAXIMO. The Company acquired Maintenance Automation Corporation ("MAC") on March 1, 1996. MAC is a developer of maintenance management software for the single-user, PC LAN segment.

In March 1997, the Company released a new SQL Server version of MAXIMO Enterprise and MAXIMO Workgroup for the Microsoft SQL Server database. The new SQL Server version is available for Windows NT servers, including NT 3.5.1 and NT 4.0, supporting Windows 95, Windows 95B, all Windows 3.x systems, and NT
3.5.1 and NT 4.0 clients.

In August 1997, the Company released MAXIMO Analyzer, a new business intelligence tool. MAXIMO Analyzer provides detailed information allowing users to rapidly pose multiple questions and assess responding data to make critical business decisions.

In September 1997, the Company released the MAXIMO Mobile Application Suite, a mobile and paperless work management system. MAXIMO Mobile Application Suite is a set of new integrated MAXIMO modules which install directly onto hand-held computers and utilize bar coding technology to ensure compliance with procedures and automation of routine and preventive practices for maintenance engineers.

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

The product acquired as a result of the acquisition of MAC on March 1, 1996, MAXIMO ADvantage, is intended for the lowerend maintenance market. MAXIMO ADvantage supports Microsoft Access for the single user, PC LAN segment. The Company incurred significant additional and unexpected costs in developing a new release of MAXIMO ADvantage due to a delay in excess of six months in completing the new release of this product. The delay was necessary to meet both the quality expectations and functionality demanded by the Company. Further affecting MAXIMO ADvantage sales was the delay in availability of a CD-Rom based multi-media evaluation kit. This evaluation kit generally became available in December 1996. In March 1997, the Company released the first significant version of MAXIMO ADvantage since the acquisition of Maintenance Automation Corporation. The Company has not realized any significant revenues from this new release despite opening a new tele-sales operation in Atlanta in March 1997. Accordingly, expenses related to this product have been reduced to a level commensurate with the lower revenue expectations. The unexpected costs and shortfalls in expected revenues resulted in net operating losses of $1,420,000, and $1,203,000 for MAC for fiscal 1997 and 1996, respectively.

The sources of the Company's revenues from support and services have also shifted since the introduction of the Company's new generation of client/server products. Revenues from support and services relating to the Company's MAXIMO products have increased, while those relating to the Company's P/X and mainframe and other project management software have declined.

The Company experienced an increase in the average selling price of its MAXIMO client/server software licenses during fiscal 1997. The Company attributes this increase in part to licenses of a version of MAXIMO for use with the ORACLE and SYBASE database management systems. These client/server versions of MAXIMO have a higher entry price and are typically implemented in configurations involving a larger number of users, for whom additional license fees are paid. Larger software license contracts, if any, may have a significant impact on revenues for any quarter and could therefore result in significant fluctuations in quarterly revenues and operating results.

Revenues from licenses of P/X have declined sharply, dropping to $551,000 of total license revenues in the fiscal year ended 1997. The Company no longer actively markets the P/X product as a stand alone solution. Revenues from licenses of mainframe and other project management software have also declined sharply, dropping to less than 1% of total license revenues in the fiscal year ended 1997. The Company no longer actively markets its mainframe and other project management software products, although it provides technical support and other services to their installed customer base.

The Company's revenues attributable to its operations outside the United States are a significant portion of total revenues. The Company expects that international revenues will continue to be a significant percentage of total revenues. As the percentage of the Company's total revenues which are derived from international operations and are conducted in foreign currencies grows, changes in the values of these foreign currencies relative to the United States dollar will affect the Company's results of operations, and may contribute to fluctuations in the Company's results of operations. The functional currencies of the Company's international subsidiaries include the pound sterling, the French franc, the German deutschemark, the Thai baht, the Dutch guilder, the Indian rupee, the Japanese yen, the Swedish krona, and the Australian and Canadian dollars, each of which has fluctuated significantly in relation to the United States dollar. In addition, the Company is exposed to potential losses as a result of transactions giving rise to accounts receivable in currencies other than the United States dollar or the functional currencies of its international subsidiaries. When the value of a foreign currency in which the accounts receivable of the Company are denominated changes between the date the account receivable is recorded and the date on which it is settled, the resulting gain or loss is recorded as a foreign currency transaction adjustment. The Company recorded foreign currency transaction losses of $476,000, $142,000, and $117,000 for the fiscal years 1997, 1996 and 1995, respectively. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations.

To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation will not adversely affect the Company's financial results in the future.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                               Year Ended September 30,
                                               ------------------------

Revenues:                              1997              1996              1995
                                      ------            ------            ------
   Software                           52.1 %            59.2 %            59.7 %
   Support and services                 47.9              40.8              40.3
                                      ------            ------            ------
     Total revenues:                   100.0             100.0             100.0
Total cost of revenues                  27.5              24.9              25.3
                                      ------            ------            ------
Gross margin                            72.5              75.1              74.7
                                      ------            ------            ------
Operating expenses:
   Sales and marketing                  34.1              33.3              32.8
   Product development                  11.8              10.4              13.2
   General and                           9.8              10.2              12.0
administrative
   Merger expenses                        --               1.3                --
                                      ------            ------            ------
     Total operating
expenses:                               55.7              55.2              58.0
                                      ------            ------            ------
Income from operations                  16.8              19.9              16.7
Other income(expense), net               1.9               2.6               1.8
                                      ------            ------            ------
Income before income taxes              18.7              22.5              18.5
Income taxes                             6.8               8.8               7.4
                                      ------            ------            ------
Net income                            11.9 %            13.7 %            11.1 %
                                      ------            ------            ------

(1) Fiscal years ended September 30, 1996 and 1995 have been restated to include the results and balances of an acquisition accounted for as a pooling-of-interests.

FISCAL 1997 COMPARED TO FISCAL 1996
REVENUES

(in thousands)                             1997          CHANGE %               1996
-------------------------------------------------------------------------------------
Software licenses                       $50,393             16.2%            $43,382
Percentage of total revenues               52.1%                                59.2%

Support and services                    $46,307             54.6%            $29,947
Percentage of total revenues               47.9%                                40.8%

Total revenues                          $96,700             31.9%            $73,329

The growth in total revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues from sales outside the United States for 1997 increased 42.8% to $42.4 million or 43.8% of total revenues, compared to $29.7 million or 40.5% of total revenues in 1996. The increases in the percentage of total revenues generated outside the U.S. in 1997 can be attributed to the expansion of the Company's international sales organization and the signing of a significant license in Canada.

The progressive growth in software revenues is attributable to increases in the number of MAXIMO licenses, the number of users per license of MAXIMO and a few large MAXIMO Enterprise software licenses, combined with the release of the client/server versions of MAXIMO supporting the SQL Server platform. Revenues from licenses of MAXIMO and from related support and services increased 39.5% to $93.1 million or 96.3% of total revenues in 1997 compared to $66.7 million or 91.0% of total revenues in 1996.

Revenues from licenses of P/X and from related support and services decreased 44.9% to $2.7 million or 2.8% of total revenues in 1997 compared to $4.9 million or 6.7% of total revenues in 1996. The decline in P/X revenues occurred most significantly in P/X software license revenues and can be attributed to product performance issues, diminished demand for high-end planning and cost solutions, increased competition, and the Company's declining focus on selling and marketing this product.

The increase in support and services revenues is attributable to increased sales of MAXIMO support contracts and consulting and training services as a direct result of the increase in MAXIMO software licenses sold and services sold in connection with large scale software implementations.

COST OF REVENUES

(in thousands)                                     1997              CHANGE %           1996
---------------------------------------------------------------------------------------------
Software licenses                             $   2,547                -18.0%        $ 3,106
Percentage of software licenses                     5.1%                                 7.2%

Support and services                          $  24,025                  58.8%       $15,132
Percentage of support and services                 51.9%                                50.5%

Total cost of revenues                        $  26,572                  45.7%       $18,238
Percentage of total revenues                       27.5%                                24.9%

Cost of software revenues consists of the amortization of capitalized software, royalties paid to vendors of third party software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping.

The decrease in the cost of software revenues is due primarily to lower amortization expense for capitalized development costs and economies resulting from increased sales volume. In fiscal 1996, the Company changed the estimated useful life of its MAXIMO Enterprise product from three years to fifteen months to accurately reflect the lifecycles for new releases of this product. This change resulted in additional amortization expense of $565,000.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services is attributable to extensive use of third-party consultants contracted to perform services for the Company as a result of the increases in the number of licenses sold and the timing of hiring permanent employees. The increase is also attributable to the costs of personnel to support international distributors in certain territories where the distributors performed a larger proportion of services without corresponding increases in service revenues to the Company.

OPERATING EXPENSES

(in thousands)                               1997              CHANGE %           1996
--------------------------------------------------------------------------------------
Sales and marketing                     $  32,985                  35.1%       $24,422
Percentage of total revenues                 34.1%                                33.3%

Product development                     $  11,387                  48.8%       $ 7,653
Percentage of total revenues                 11.8%                                10.4%

General and administrative              $   9,485                  27.4%       $ 7,445
Percentage of total revenues                  9.8%                                10.2%

The increase in sales and marketing expenses in 1997 is primarily due to increases in the number of sales personnel, sales commissions, travel and lodging expenses, an increase in advertising costs and expense levels established to achieve a high level of revenues. The increase as a percentage of revenues for 1997 is due primarily to increases in sales commissions paid to both the geographic sales representatives and in some cases the industry oriented vertical sales representative, which decreases the margin on the sale combined with the costs of expanding into new territories and the training of new sales personnel to sell the Company's product.

The increase in product development expenses in 1997 is primarily due to the engagement of additional employees and third party consultants who worked on the new client/server releases of MAXIMO. Capitalization of software costs were $0 and $634,000 in 1997 and 1996, respectively. During fiscal 1997 and 1996, the Company spent its development expenditures on MAXIMO. The increase as a percentage of revenues in 1997 is attributable to the investment in both new releases of the current version of MAXIMO and the research for a new MAXIMO-architected application, as well as the absence of any capitalization of expenses in 1997.

The increase in general and administrative expenses in 1997 is primarily due to goodwill amortization for the purchase of two of its Swedish and German distributors and expenses related to professional fees in connection with growth of the Company. Also contributing to the increase is an increase in personnel to support the increase in the revenue base. The decrease as a percentage of revenues in 1997 is primarily attributable to the Company's ability to manage a larger revenue base without a commensurate increase in general and administrative expenses.

NON-OPERATING EXPENSES

(in thousands)                       1997             CHANGE %               1996
----------------------------------------------------------------------------------
Interest income                   $ 2,409                22.2%            $ 1,971
Interest (expense)                $   (24)              -36.8%            $   (38)
Other income (expense)            $  (529)            1,159.5%            $   (42)

The increase in interest income in 1997 is attributable to interest earned on increased cash equivalents from cash flow generated from operations.

The increase in other income (expense), net, is attributable to an increase foreign currency translation losses.

PROVISION FOR INCOME TAXES

The Company's effective tax rates were 36.2% and 39.1% in 1997 and 1996, respectively. The decrease in the effective tax rate for fiscal 1997 can be attributed to research and development tax credits, use of a foreign sales corporation and tax exempt interest income.

FISCAL 1996 COMPARED TO FISCAL 1995
REVENUES

(in thousands)                               1996              CHANGE %           1995
--------------------------------------------------------------------------------------
Software licenses                       $  43,382                  44.3%       $30,054
Percentage of total revenues                 59.2%                                59.7%

Support and services                    $  29,947                  47.4%       $20,318
Percentage of total revenues                 40.8%                                40.3%

Total revenues                          $  73,329                  45.6%       $50,372

(1) Comparative revenues for 1995 include only nine months of MAC expenses in fiscal 1995, as MAC's fiscal year was changed to coincide with the Company's.

The growth in total revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues from sales outside the United States for 1996 increased 53.9% to $29.7 million or 40.5% of total revenues, compared to $19.3 million or 38.3% of total revenues in 1995. The increase in the percentage of total revenues generated outside the U.S. in 1996 can be attributed to the expansion of the Company's international sales organization.

The growth in software revenues is attributable to increases in the number of MAXIMO licenses, the number of users per license of MAXIMO and a few large MAXIMO Enterprise software licenses, combined with the release of the client/server versions of MAXIMO supporting the SYBASE and Oracle platforms. Revenues from licenses of MAXIMO and from related support and services increased 60.7% to $66.7 million or 91.0% of total revenues in

1996 compared to $41.5 million or 82.3% of total revenues in 1995. Revenues from licenses of P/X and from related support and services decreased 12.5% to $4.9 million or 6.7% of total revenues in 1996 compared to $5.6 million or 11.1% of total revenues in 1995. The decline in P/X revenues occurred most significantly in P/X software license revenues and can be attributed to product performance issues, diminished demand for high-end planning and cost solutions, increased competition, and the Company's declining focus on selling and marketing this product.

The increase in support and services revenues are attributable to increased sales of MAXIMO support contracts and consulting and training services, partially offset by declines in sales of support contracts and services relating to the Company's project management software.

COST OF REVENUES

(in thousands)                                     1996              CHANGE %           1995
--------------------------------------------------------------------------------------------
Software licenses                             $   3,106                  14.5%       $ 2,713
Percentage of software licenses                     7.2%                                 9.0%

Support and services                          $  15,132                  51.2%       $10,006
Percentage of support and services                 50.5%                                49.2%

Total cost of revenues                        $  18,238                  43.4%       $12,719
Percentage of total revenues                       24.9%                                25.3%

(1) Comparative expenses for 1995 include only nine months of MAC expenses in fiscal 1995, as MAC's fiscal year was changed to coincide with the Company's.

Cost of software revenues consists of the amortization of capitalized software, royalties paid to vendors of third party software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping.

In 1996, the Company changed the estimated useful life of its MAXIMO Enterprise product from three years to fifteen months to accurately reflect the lifecycles for new releases of this product. This change resulted in additional amortization expense of $565,000. In 1995, the Company accelerated the amortization expense of its internally developed software related to its P/X product, which resulted in $514,000 of additional expense. The increase in 1996 is also attributable to production costs associated with increased licenses of software.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services in 1996 is attributable to extensive use of third-party consultants contracted to perform services for the Company as a result of the increases in the number of licenses sold and the timing of hiring permanent employees. Also in fiscal 1996, the Company created a Business Solutions group whose goal is to manage large industry implementations in certain vertical markets. The increase is also attributable to the costs of personnel to support international distributors in certain territories where the distributors performed a larger proportion of services without corresponding increases in service revenues to the Company.

OPERATING EXPENSES

(in thousands)                               1996              CHANGE %           1995
--------------------------------------------------------------------------------------
Sales and marketing                     $  24,422                  47.5%       $16,555
Percentage of total revenues                 33.3%                                32.8%

Product development                     $   7,653                  15.3%       $ 6,639
Percentage of total revenues                 10.4%                                13.2%

General and administrative              $   7,445                  23.7%       $ 6,021
Percentage of total revenues                 10.2%                                12.0%

(1) Comparative expenses for 1995 include only nine months of MAC expenses in fiscal 1995, as MAC's fiscal year was changed to coincide with the Company's.

The increase in sales and marketing expenses in 1996 is primarily due to increases in the number of sales personnel, sales commissions, travel and lodging expenses, and an increase in advertising costs and the restructuring of the MAC tele-sales operation. The increase as a percentage of revenues for 1996 is due primarily to increases in sales commissions paid to both the geographic sales representatives and in some cases the industry oriented vertical sales representatives, which decrease the margins on the sales.

The increase in product development expenses in 1996 is primarily due to the engagement of additional employees and third party consultants who worked on the new client/server release of MAXIMO during the first six months of the year, offset by the capitalization of the software costs related to the product, as no software costs were capitalized for 1995. Capitalization of software costs were $634,000 and $0 in 1996 and 1995, respectively. During 1996, the Company spent progressively more of its development expenditures on MAXIMO such that virtually all of its development dollars were incurred on the MAXIMO product line by the end of the year. The decrease as a percentage of revenues in 1996 is attributable to the delays in planned hires of new development staff until the later half of 1996 and capitalization of internal software developments costs in 1996 versus no capitalization of expenses in 1995.

The increase in general and administrative expenses in 1996 is attributable to goodwill amortization for the purchase of its Swedish and German distributors, expenses related to professional fees in connection with growth of the company, as well as, increases in insurance premiums resulting for the second public offering in July 1995. The decrease as a percentage of revenues in 1996 is attributable to salary costs due to the departure of several MAC executives and administrative employees, and the ability of the Company to manage a larger revenue base without commensurate increases in general and administrative expenses.

NON OPERATING EXPENSES

(in thousands)                           1996          CHANGE %            1995
----------------------------------------------------------------------------------
Interest income                       $ 1,971             78.5%           $ 1,104
Interest (expense)                    $   (38)           -22.4%           $   (49)
Other income (expense),net            $   (42)            69.1%           $  (136)

The increase in interest income in 1996 is attributable to interest earned on cash equivalents and marketable securities purchased with the net proceeds of the Company's public offering in 1995.

The decrease in interest expense in 1996 is attributable to an increase in income derived from the MAXIMO Users Group Conference, offset by foreign currency translation losses.

PROVISION FOR INCOME TAXES

The Company's effective tax rates were 39.1% and 39.8% in 1996 and 1995, respectively. The decrease in the effective tax rate for fiscal 1996 can be attributed to the use of a foreign sales corporation and tax exempt interest income partially offset by non-deductible merger expenses. At September 30, 1996, the Company had net operating loss carryforwards of approximately $1.3 million and $94 thousand of credit carryforwards in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash and cash equivalents and marketable securities of approximately $64.3 million and working capital of $65.1 million. Cash provided by operations for fiscal year 1997 was $21.7 million, generated primarily by income earned for the period and depreciation, and cash generated by accounts receivable collections. Cash used in investing activities totaled $7.2 million, primarily for the purchase of computer equipment and purchases of marketable securities. The Company also funded the purchases of office equipment, office furniture and leasehold improvements related to the relocation of its corporate headquarters in December 1997. Cash provided by financing activities was $2.8 million, generated by proceeds from exercises of employee stock options.

As of September 30, 1997, the Company's principal commitments consisted primarily of an office lease for its headquarters. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through November 2003. The Company has relocated its corporate headquarters in December 1997. The Company expects to spend $2.5 million for construction and leasehold improvements in connection with the relocation. It also plans to spend approximately $1 million on furniture, fixtures and equipment, most of which was capitalized in fiscal 1997.

The Company may use a portion of its cash to acquire businesses, products and technologies complementary to its business.

The Company believes that its current cash balances combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 1998.

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

Forward-looking statements of the Company are subject to the risk that assumptions made by management of the Company concerning future general economic conditions such as recession, inflation, interest rates, tax rates, consumer spending and credit and other future condition having an impact on software markets and the Company's business may prove to be incorrect. Adverse changes in such future economic conditions could have an adverse effect on the Company's business.

FACTORS AFFECTING FUTURE PERFORMANCE
Further information on factors that could affect the Company's business and financial results are included in the exhibits to this Annual Report on Form 10-K.

ITEM 7 A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to exhibits and financial statement schedules are included in Part IV item 14(a)(1) and (2).

Quarterly Financial Data (Unaudited)
The company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

(in thousands, except per share amounts)

1997 Quarter                            Dec.31,          Mar. 31,           June 30,           Sep. 30,        Year Ended
Ended:                                   1996               1997               1997               1997               1997
                                         ----               ----               ----               ----               ----

Total revenues                        $23,379            $22,186            $23,652            $27,483            $96,700

Income from operations                  5,106              2,122              3,273              5,770             16,271
Income before income taxes              5,623              2,410              3,903              6,191             18,127
Provision for income taxes              2,094                874              1,413              2,176              6,557
Net income                              3,528              1,535              2,490              4,015             11,570

Net income per share                  $  0.35            $  0.15            $  0.25            $  0.40            $  1.15

1996 Quarter                          Dec.31,            Mar. 31,           June 30,           Sep. 30,           Year Ended
Ended:                                   1995               1996               1996               1996               1996
                                         ----               ----               ----               ----               ----

Total revenues                        $16,187            $16,376            $18,151            $22,615            $73,329

Income from operations                  3,213              2,676              3,720              4,997             14,606
Income before income taxes              3,634              2,993              4,207              5,663             16,497
Provision for income taxes              1,507              1,546              1,457              1,941              6,451
Net income                              2,127              1,447              2,750              3,722             10,046

Net income per share                  $  0.21            $  0.14            $  0.27            $  0.37            $  1.00

The consolidated financial statements of the Company for all periods presented include the results and balances of an acquisition accounted for as a pooling-of interests. The acquisition occurred in March 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

     PART III
(ITEMS 10, 11, 12, 13)

In accordance with general instruction G(3) to Form 10-K, information required by Part III is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 1997.

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

(a)  The following documents are filed as a part of this Report:

     1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are filed as part of this report:

                                                                            PAGE
                                                                            ----
     Report of Independent Accountants.............................         36
     Consolidated Balance Sheets -
      September 30, 1997 and 1996..................................         37
     Consolidated Statements of Operations -
      Years Ended September 30, 1997, 1996 and 1995................         38
     Consolidated Statements of Cash Flows -
      Years Ended September 30, 1997, 1996 and 1995................         39
     Consolidated Statements of Stockholders' Equity -
      Years Ended September 30, 1997, 1996 and 1995................         40
     Notes to Consolidated Financial Statements....................         41

     2. Financial Statement Schedules. The following financial statement schedules of Project Software & Development, Inc. for the Years Ended September 30, 1997, 1996 and 1995 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

     SCHEDULE                                                               PAGE
     --------                                                               ----
      II   Valuation and Qualifying Accounts.......................         57


     Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3. Exhibits.

     Exhibits 10.1 through 10.4 include the Company's management contracts, compensatory plans or compensatory arrangements required to be identified pursuant to Item 14(2) of Form 10-K.

          3. Instruments Defining the Rights of Security-Holders

          3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's

     Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

          3.2  Restated By-Laws of the Company, as amended (included as Exhibit
               3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, Commission File No. 0-23852, and incorporated herein by reference)

     4.   Instruments defining the Rights of Security Holders, Including
          Indentures

          4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

          4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)


     9.   Voting Trust Agreements

          9.1 1996 Daniels Voting Trust Agreement dated August 19, 1996 among Susan H. Daniels, Robert L. Daniels and Robert L. Daniels, as Trustee (included as Exhibit 9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference)


     10.  Material Contracts

          10.1 1997 Executive Bonus Plan (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, Commission File No. 0-23852 and incorporated herein by reference)


          10.2 Amended and Restated 1994 Incentive and Nonqualified Stock Option Plan

          10.3 Offer letter by and between the Company and David M. Sample dated January 30, 1997 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 26, 1997, File No. 0-23852, and incorporated herein by reference)

          10.4 1994 Employee Stock Purchase Plan

               10.5 Agreement and Plan of Merger, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz, Mitchell B. Knecht, Heidi D. Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

               10.6 Escrow Agreement, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz, Mitchell B. Knecht, Heidi D. Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

               10.7 Registration Rights Agreement, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz, Mitchell B. Knecht, Heidi D. Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

               10.8 Form of PSDI 1994 Authorized Value Added Reseller Agreement (included as Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

          11.  Statements re computation of per share earnings

               11.1 Statement re computation of per share earnings

          21.  Subsidiaries of the registrant

               21.1 Subsidiaries of the Company

          23.  Consents of experts and counsel

               23.1 Consent of Coopers & Lybrand L.L.P.

          27.  Financial Data Schedule

               27.1 Financial Data Schedule

          99.  Certain Factors

               99.1 Certain Factors - Certain factors concerning the Company dated December 23, 1997 concerning certain cautionary statements of the Company to be taken into account in conjunction with the consideration and review of the Company's publicly-disseminated documents and oral statements (including oral statements made by others on behalf of the Company) that include forward-looking information.

(b)  Reports on Form 8-K

     During the three months ended September 30, 1997, the Company did not file a current Report on Form 8-K.

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

Dated: December 22, 1997

                      PROJECT SOFTWARE & DEVELOPMENT, INC.


                           By:    /s/ David M. Sample
                               --------------------------
                                  David M. Sample
                                  Chairman of the Board, President and
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David M. Sample           Chairman of the Board,          December 22, 1997
----------------------        President, and Chief
David M. Sample               Executive Officer
                              (Principal Executive
                              Officer)

/s/ Paul D. Birch
----------------------
Paul D. Birch                 Executive Vice                  December 22, 1997
                              President, Chief
                              Financial Officer and
                              Treasurer
                              (Principal Financial
                              and Accounting Officer)

                              Director                        December 22, 1997
----------------------
Robert L. Daniels

/s/ Charles S. Jones          Director                        December 22, 1997
----------------------
Charles S. Jones


                              Director                        December 22, 1997
----------------------
Michael D. Marvin


/s/ William G. Nelson         Director                        December 22, 1997
----------------------
William G. Nelson

REPORT OF INDEPENDENT ACCOUNTANTS


     We have audited the consolidated financial statements and the financial statement schedule of Project Software & Development, Inc. and its subsidiaries listed in the index on page 31 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Project Software & Development, Inc. and its subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






Coopers & Lybrand L.L.P.


Boston, Massachusetts
November 7, 1997

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS



                                            ASSETS                        SEPTEMBER 30,  SEPTEMBER 30,
                                                                               1997           1996
                                                                               ----           ----
                                                                         (IN THOUSANDS,EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents                                                  $  25,964        $ 9,097
  Marketable securities                                                         38,299         36,798
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,286 in 1997 and
   $1,954 in 1996                                                               24,021         27,030
  Prepaid expenses                                                               1,877          1,410
  Other assets                                                                   1,244            748
  Deferred income taxes                                                          1,806            892
                                                                             ---------        -------
    Total current assets                                                        93,211         75,975
                                                                             ---------        -------

Property and equipment, net                                                      7,322          4,602
Computer software costs, net                                                        --            359
Goodwill, net                                                                    1,447          1,832
Deferred income taxes                                                              214            675
Other assets                                                                        45             33
                                                                             ---------        -------
    Total assets                                                             $ 102,239        $83,476
                                                                             =========        =======

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                            $   9,809        $ 8,384
 Accrued compensation                                                            4,494          5,007
 Income taxes payable                                                            3,678            248
 Deferred revenue                                                                9,750          9,042
 Deferred income taxes                                                             394              5
                                                                             ---------        -------
   Total current liabilities                                                    28,125         22,686
                                                                             ---------        -------

Deferred income taxes                                                               12            168
Deferred rent                                                                       12             85
Deferred revenue                                                                   120            375

Commitments and contingencies

Preferred stock, $.01 par value;1,000,000 authorized,
 none issued and outstanding                                                        --             --
Common stock, $.01 par value;15,350,000 authorized;
issued and outstanding 9,856,474 and 9,702,579 for 1997 and 1996,
respectively                                                                        99             97
Additional paid-in capital                                                      48,163         45,324
Retained earnings                                                               26,108         14,538
Cumulative translation adjustment                                                 (629)            49
Net unrealized gain on marketable securities                                       229            154
                                                                             ---------        -------
    Total stockholders' equity                                                  73,970         60,162
                                                                             ---------        -------

    Total liabilities and stockholders' equity                               $ 102,239        $83,476
                                                                             =========        =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            YEAR ENDED SEPTEMBER 30,
                                            ---------------------------------------------------
                                                 1997                1996               1995
                                                 ----                ----               ----

                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
    Software                                $     50,393        $     43,382        $    30,054
    Support and services                          46,307              29,947             20,318
                                            ------------        ------------        -----------
             Total revenues                       96,700              73,329             50,372
                                            ------------        ------------        -----------

Cost of revenues:
    Software                                       2,547               3,106              2,713
    Support and services                          24,025              15,132             10,006
                                            ------------        ------------        -----------
             Total cost of revenues               26,572              18,238             12,719
                                            ------------        ------------        -----------

Gross margin                                      70,128              55,091             37,653

Operating expenses:
    Sales and marketing                           32,985              24,422             16,555
    Product development                           11,387               7,653              6,639
    General and administrative                     9,485               7,445              6,021
    Merger expenses                                   --                 965                 --
                                            ------------        ------------        -----------
             Total operating expenses             53,857              40,485             29,215
                                            ------------        ------------        -----------

Income from operations                            16,271              14,606              8,438

    Interest income                                2,409               1,971              1,104
    Interest (expense)                               (24)                (38)               (49)
    Other income (expense), net                     (529)                (42)              (136)
                                            ------------        ------------        -----------

Income before income taxes                        18,127              16,497              9,357

Provision for income taxes                         6,557               6,451              3,728
                                            ------------        ------------        -----------

Net income                                  $     11,570        $     10,046        $     5,629
                                            ============        ============        ===========

Net income per share                        $       1.15        $       1.00        $      0.64
                                            ------------        ------------        -----------

Weighted number of common and
common equivalent shares                      10,064,268          10,051,908          8,845,746
                                            ------------        ------------        -----------


         The accompanying notes are an integral part of the consolidated financial statements.

                                    PROJECT SOFTWARE & DEVELOPMENT, INC
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                 1997             1996               1995
                                                                 ----             ----               ----

                                                                           (IN THOUSANDS)
 Cash flows from operating activities:
   Net income                                                $  11,570         $  10,046         $   5,629
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                3,358             2,662             2,391
     Loss on sale and disposal of property
       and equipment                                                131                17                42
     Amortization of discount on marketable securities              409               331               172
     Deferred rent                                                  (73)              (73)              (34)
     Deferred taxes                                                (238)             (908)             (735)
     Changes in operating assets and liabilities,
       net of effect of acquisitions:
       Accounts receivable                                        2,824           (12,935)           (4,871)
       Prepaid expenses                                            (480)              (90)             (519)
       Other assets                                              (1,164)              144                54
       Accounts payable                                           1,805             2,209             1,577
       Accrued compensation                                        (532)            1,361             2,522
       Income taxes payable                                       3,477              (347)             (227)
       Deferred revenue                                             627             2,374             2,613
                                                              ---------         ---------         ---------
 Net cash provided by operating activities                       21,714             4,791             8,614
                                                              ---------         ---------         ---------

 Cash flows from investing activities:
     Acquisitions of businesses, net of cash                         --            (1,837)               --
     Acquisitions of property and equipment                      (5,390)           (3,204)           (2,007)
     Proceeds from sale of property and equipment                    --                 6                 5
     Additions to computer software costs                            --            (1,084)              (83)
     Purchases of marketable securities                        (151,375)         (191,574)         (148,609)
     Sales of marketable securities                             149,540           190,552           112,484
                                                              ---------         ---------         ---------
Net cash used in investing activities                            (7,225)           (7,141)          (38,210)
                                                              ---------         ---------         ---------

 Cash flows from financing activities:
     Payments on leased equipment                                    --               (29)             (413)
   (Payments)/Borrowings on line of credit, net                      --              (325)              244
    (Payments)/ Borrowings on long-term notes, net                   --              (124)               35
     Proceeds from issuance of common stock,
       net of issuance costs                                         --                --            23,552
     Proceeds from exercise of stock options
       including related tax benefit                              2,841             2,600               915
                                                              ---------         ---------         ---------
 Net cash provided by financing activities                        2,841             2,122            24,333
                                                              ---------         ---------         ---------

 Effect of exchange rate changes on cash                           (463)              (21)                2
                                                              ---------         ---------         ---------

 Net increase/(decrease) in cash and cash equivalents            16,867              (249)           (5,261)

 Cash and cash equivalents, beginning of year                     9,097             9,346            14,607
                                                              ---------         ---------         ---------

 Cash and cash equivalents, end of year                       $  25,964         $   9,097         $   9,346
                                                              =========         =========         =========

           The accompanying notes are an integral part of the consolidated financial statements.


                                                     39

                                                PROJECT SOFTWARE & DEVELOPMENT, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                                                                              Net
                                                                                                          Unrealized
                                       Common Stock         Additional      Accumulated     Cumulative     Gains on        Total
                                    Shares                    Paid-in        Earnings       Translation    Marketable  Stockholders'
(in thousands, except share data)   Issued       Amount       Capital        (Deficit)      Adjustment     Securities      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1994 .....       8,273,207         $83      $18,271         ($1,137)       $109                       $17,326
  Issuance of common stock,
      net of issuance cost
      of $470 ..............       1,207,500          12       23,540                                                    23,552
  Stock options exercised
      and related tax benefit,
      employee stock purchases        86,005           1          914                                                       915
  Net income ...............                                                    5,629                                     5,629
  Translation adjustment ...                                                                   50                            50
  Net unrealized gain on
      marketable securities.                                                                                $72              72
------------------------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1995 .....       9,566,712          96       42,725           4,492         159            72          47,544
  Stock options exercised
      and related tax benefit,
      employee stock purchases       135,837           1        2,599                                                     2,600
  Net income  ..............                                                   10,046                                    10,046
  Translation adjustment ...                                                                 (110)                         (110)
  Net unrealized gain on
      marketable securities.                                                                                 82              82
------------------------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1996 .....       9,702,549          97       45,324          14,538          49           154          60,162
  Stock options exercised
      and related tax benefit,
      employee stock purchases       153,925           2        2,839                                                     2,841
  Net income  ..............                                                   11,570                                    11,570
  Translation adjustment ...                                                                 (678)                         (678)
  Net unrealized gain on
      marketable securities.                                                                                 75              75
------------------------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1997 .....       9,856,474         $99      $48,163         $26,108       $(629)         $229         $73,970
------------------------------------------------------------------------------------------------------------------------------------


                        The accompanying notes are an integral part of the consolidated financial statements.


                                                                 40

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Nature of Business

     The Company's primary business is the development, marketing, sales and support of applications software used by business, government and other organizations to improve the productivity of facilities, plants and production equipment.

   Basis of Presentation

     The consolidated financial statements include the accounts of Project Software & Development, Inc. ("PSDI") and its majority-owned subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated. Certain prior year financial statement items have been reclassified to the current year's format.

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

   Depreciation and Amortization

   Property and equipment are stated at cost.

     Depreciation is computed over the estimated useful lives of the assets as follows:

         Description                              Estimated Useful Life
         -----------                              ---------------------
         Computer equipment & software.........              3 years
         Vehicles..............................              3 years
         Furniture and fixtures................              5 years

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

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

   Computer Software Costs

     Computer software costs consist of internally developed and purchased or licensed software. Development costs incurred in the research and development of new software products and enhancements to existing products are expensed in the period incurred unless they qualify for capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." These costs are amortized on a straight-line basis over the estimated useful or market life of the software (generally, one to two years). Amortization expense for 1997, 1996 and 1995 was $359,000, $948,000 and $1,120,000, respectively. In fiscal 1996, the Company changed the estimated useful life of its MAXIMO Enterprise product from three years to 15 months to accurately reflect the lifecycles for new releases of this product.

   Income Taxes

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach for accounting and reporting for income taxes. SFAS 109 also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, is more likely than not that some or all of the deferred tax assets will not be realized. As permitted under SFAS 109, prior years' financial statements were not restated. The adoption of SFAS 109 did not have a material impact on the Company's financial position or results of operations.

     The Company has not provided for the U.S. income tax on earnings of its foreign subsidiaries as it considers these earnings to be permanently reinvested. At September 30, 1997, the undistributed earnings of foreign subsidiaries were $2,112,000.

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

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

   Foreign Currency

     Assets and liabilities are translated at current exchange rates at the balance sheet dates. The translation adjustments made on translation of the balance sheet are recorded as a separate component of stockholders' equity. Revenues and expenses are translated into U.S. dollars at average exchange rates. Foreign currency transaction gains and losses are included in determining net income. The Company recorded losses of $476,000, $142,000 and $117,000 for 1997, 1996, and 1995, respectively.

   Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds, which are stated at cost, which approximates market.

   Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivables.

     The Company restricts investment of temporary cash investments to financial institutions with high credit standing. The Company has not experienced any losses on these investments to date. Credit risk on trade receivables is minimized as a result of the diverse nature of the Company's customer base. The Company has not experienced significant losses related to accounts receivable from individual customers or groups of customers in a particular industry or geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable.

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

   Accounting Standards

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 replaces APB Opinion No. 15, Earnings Per Share. SFAS 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company will adopt SFAS 128 per the effective date for the periods ended after December 15, 1997. The adoption of SFAS 128 will not have a material impact on the Company's financial position or results of operations.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) is effective for financial statements beginning after December 15, 1997. SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning in the first quarter of the fiscal year ended September 30, 1998.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for fiscal years beginning after December 15, 1997. This statement will change the way companies report annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company will adopt SFAS 131 in the fiscal year ended September 30, 1998.

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

B.   INCOME TAXES:

     The components of income before income taxes consist of the following:

                                                                      Year Ended September 30,
                                                              -------------------------------------
(in thousands)                                                  1997           1996           1995
                                                              -------        -------        -------
Income before income taxes:
     United States ....................................       $16,098        $15,484        $ 8,240
     Foreign ..........................................         2,029          1,013          1,117
                                                              -------        -------        -------
                                                              $18,127        $16,497        $ 9,357
                                                              =======        =======        =======

                                                                        (Liability Method)
                                                              -------------------------------------
Current taxes:
     Federal ..........................................         4,970          5,291          3,146
     State ............................................           843          1,075            765
     Foreign ..........................................           887            757            347
     Foreign withholding taxes ........................            77            233            206
                                                              -------        -------        -------
                                                              $ 6,777        $ 7,356        $ 4,464
                                                              =======        =======        =======

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

Deferred taxes:
     Federal......................................................           (235)          (382)           (561)
     State........................................................            (26)           (63)           (134)
     Foreign......................................................             41           (460)            (41)
                                                                        -----------    ----------      ----------
                                                                             (220)          (905)           (736)
                                                                         ---------     ----------      ----------
           Total..................................................       $  6,557       $  6,451        $  3,728
                                                                         ========       ==========      ========

     The reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                                                                 Year Ended September 30,
                                                                        -------------------------------------------

                                                                              1997          1996            1995
                                                                              ----          ----            ----

     Statutory federal tax rate...................................           35.0%         35.0%          34.0%
     FSC benefit..................................................           (1.3)         (1.5)             --
     State taxes, net of federal tax benefit......................            3.0           4.3            5.0
     Foreign withholding taxes....................................            0.4           1.4            0.4
     Incremental tax of foreign withholding.......................             --            --            0.5
     Non-deductible acquisition costs.............................             --           2.1              --
     Unbenefited net operating losses.............................             --          (0.3)           2.4
     Utilization of net operating loss carryforwards..............             --          (0.3)          (1.3)
     R&D credit...................................................           (0.7)           --           (1.1)
     Exempt interest..............................................           (1.4)         (1.0)          (0.4)
     Other........................................................            1.2          (0.6)           0.3
                                                                            --------      --------       -----
                                                                             36.2%         39.1%          39.8%
                                                                             =====         =====          =====

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     The components of the deferred tax provision are:

                                                                                 Year Ended September 30,
                                                                        -------------------------------------------

(in thousands)                                                                 1997                 1996
                                                                               ----                 ----
     Depreciation.................................................             $(340)             $   47
     Allowance for Doubtful Accounts..............................               (45)               (283)
     Software Capitalization......................................              (141)               (121)
     Deferred Revenue.............................................              (135)                 45
     Deferred Rent................................................                29                  23
     Deferred Merchandise.........................................                36                 (49)
     Package Design...............................................                (4)                  3
     Accrued Vacation.............................................                35                 (40)
     Net Operating Losses.........................................               585                (564)
     Translation Loss.............................................              (191)                 --
     Other........................................................               (49)                 34
                                                                                 ====              ======
                                                                               $(220)              $(905)
                                                                               ======              ======

     The components of the deferred tax assets and liabilities are as follows:

                                                                               Year Ended September 30,
                                                                             ---------------------------

(in thousands)                                                                 1997                1996
                                                                             -------             -------
Deferred Tax Assets:
     Deferred Revenue.............................................           $   296             $   161
     Deferred Rent................................................                 4                  33
     Allowance for Doubtful Accounts..............................               678                 633
     Accrued Vacation.............................................                66                 101
     Depreciation.................................................               340                  --
     Package Design...............................................                59                  55
     Other Reserves...............................................                80                  20
     Goodwill.....................................................               118                  --
     Section 481 Cash to Accrual Adjustment.......................               188                  --
     Translation Loss.............................................               191                  --
     Net Operating Loss Carryforwards.............................                --                 585
     Valuation Allowance..........................................                --                 (21)
                                                                              ------              -------
                                                                              $2,020              $1,567
                                                                              ======              ======

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

Deferred Tax Liabilities:
     Software Capitalization......................................                --             $   141
     Section 475 Account Receivable Adjustment....................           $   359                  --
     Other Liabilities............................................                47                  32
                                                                             -------           ---------
                                                                             $   406             $   173
                                                                             -------             -------
Net Deferred Tax Asset                                                       $ 1,614             $ 1,394
                                                                             =======             =======

     The French tax authorities are examining the French income tax returns for the fiscal years ended 1989 through 1991. The French tax authorities have proposed an adjustment with which the Company is in disagreement and which it has protested. Management does not believe that any additional tax liability for such periods which might arise out of such examination would have a material adverse effect on the results of operations or financial position of the Company.

C.   ACQUISITIONS:

     On March 1, 1996, the Company acquired all of the outstanding common stock of Maintenance Automation Corporation ("MAC"), a developer of PC-based maintenance management software, in exchange for the issuance of 368,946 shares of common stock. The transaction was accounted for as a pooling-of-interests. Costs of the merger were $965,000. The Company's consolidated financial statements for all periods presented were restated to include MAC. MAC's fiscal year for financial reporting purposes was changed from December 31 to September 30 for the period ended September 30, 1995. MAC's results of operations for the nine-month period ended September 30, 1995 has been included in the Company's 1995 results.

     The following is certain financial information for PSDI and MAC which is included in the current combined financial statements:

                                                Year Ended September 30,
                                               ------------------------

                                                  1996            1995
                                               ---------       ---------
Revenue:
    PSDI                                       $  66,789       $  46,293
    MAC                                            6,540           4,079
                                               ---------       ---------
        Combined                               $  73,329       $  50,372
                                               ---------       ---------

Net income (loss):
    PSDI                                       $  10,882       $   6,322
    MAC                                             (836)           (693)
                                               ---------       ---------
        Combined                               $  10,046       $   5,629
                                               ---------       ---------

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

D.   LEASED EQUIPMENT OBLIGATION

     The Company acquired computer equipment and vehicles under capital lease agreements which expired at various dates through December 31, 1996. The capitalized cost of the leased equipment and vehicles was $0 and $199,000 with related accumulated amortization of $0 and $183,000 at September 30, 1997 and 1996, respectively.

E.   MARKETABLE SECURITIES:

     Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. It is the Company's intention that all securities held at the balance sheet date will be sold within one year based upon historical experience to date. Dividend and interest income, including amortization of premium and discount arising at acquisition, are included in other income. The unrealized holding gains and (losses) for the year ended September 30, 1997 were $575,000 and $(500,000), respectively. The unrealized holding gains and (losses) for the year ended September 30, 1996 were $359,000 and $(275,000), respectively.

                                                      Amortized              Fair Market
1997                                                    Cost                    Value
----                                              ---------------         ---------------
   (in thousands)
U.S. Government securities                        $        17,017         $        17,591
Tax exempt municipal securities                            20,794                  20,708
                                                  ---------------         ---------------
                                                  $        37,811         $        38,299
                                                  ===============         ===============

                                                       Amortized              Fair Market
1996                                                     Cost                    Value
                                                  ---------------         ---------------
   (in thousands)
U.S. Government securities                        $        17,000         $        17,412
Tax exempt municipal securities                            19,267                  19,186
Corporate debt securities                                     200                     200
                                                  ---------------         ---------------
                                                  $        36,467         $        36,798
                                                  ===============         ===============

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

F.   PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost and consist of the following:

                                                                               Year Ended September 30,
                                                                            ----------------------------

(in thousands)                                                                1997                1996
                                                                            --------            --------
Computer equipment and software...................................           $10,972            $  9,660
Vehicles..........................................................               367                 397
Furniture and fixtures............................................             4,899               3,372
Leasehold improvements............................................             3,415               1,980
                                                                            --------            --------
                                                                              19,653              15,409
Less accumulated depreciation and amortization....................           (12,331)            (10,807)
                                                                            --------            --------
                                                                            $  7,322            $  4,602
                                                                            ========            ========

     Depreciation and amortization expense was $2,577,000, $1,588,000, and $1,004,000 for 1997, 1996 and 1995, respectively.

G.   GOODWILL

     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is evaluated at each balance sheet date to determine whether any potential impairment exists. The Company believes that no material impairment exists at September 30, 1997.

     Goodwill is being amortized on the straight-line method over a period of five years. Amortization expense was $421,000 and $268,000 for 1997 and 1996, respectively.

H.   ACCRUED COMPENSATION:

     A summary of accrued compensation consists of the following:

                                                                               Year Ended September 30,
                                                                             ---------------------------

(in thousands)                                                                1997                 1996
                                                                             -------              ------

Accrued bonus.....................................................           $   683              $1,778
Accrued 401(k) Company contribution...............................               224                 133
Accrued payroll...................................................               396                 140
Accrued sales commissions.........................................             2,687               2,547
Accrued vacation pay..............................................               504                 409
                                                                             -------             -------
                                                                              $4,494              $5,007
                                                                             =======             =======

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

I.   COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facilities under operating lease agreements which expire at various dates through September 30, 2006. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. Rent expense under these leases aggregated $3,780,000, $3,033,000, and $2,649,000 for 1997, 1996 and 1995,
respectively. The Company will be relocating its corporate headquarters in December 1997.

     The operating leases provide for minimum aggregate future rentals as of September 30, 1997 as follows:

         (in thousands)
           1998............................................................           $ 2,910
           1999............................................................             2,359
           2000............................................................             2,068
           2001............................................................             1,936
           2002 and thereafter.............................................             4,422
                                                                                      -------
                                                                                      $13,695
                                                                                      =======

     At September 30, 1997, the Company is also obligated to pay $300,000 in 1998 under guaranteed royalty arrangements.

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

     Effective January 1, 1993, the Plan was amended to provide for both a guaranteed and a discretionary contribution made by PSDI. Amounts charged to expense for this Plan in 1997, 1996, and 1995 were $268,000, $40,000, and
$237,000, respectively.

   Incentive and Nonqualified Stock Option Plan

     On March 10, 1994, the Board of Directors of the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan (the "Option Plan") that provided for the grant of 900,000 nonqualified and incentive stock options to directors and employees. On January 25, 1996, the

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

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

     During the last quarter of 1997, the Company's Board of Directors approved a stock repricing program for all stock options granted during the grant period from August 1, 1996 through March 31, 1997 ("Grant Period"). Each group of stock options covering two shares of the Company's Common Stock granted during this period was replaced with one share of the Company's Common Stock. Each employee had to elect to cancel all or none of the shares granted to each during the Grant Period. The price of these stock options was determined as of the closing of the stock market on July 31, 1997.

Stock option activity is summarized as follows:

1995
----
Granted                                                      303,750              $ 15.50 - $18.00
Canceled                                                     (17,820)             $  5.67 - $18.00
Exercised                                                    (75,200)             $  5.67 - $ 6.33
Outstanding at September 30, 1995                            744,130              $  5.67 - $18.00
Exercisable at September 30, 1995                             70,450              $  5.67 - $ 6.33
Available for grant at September 30, 1995                     80,670

1996
----
Granted                                                      310,850              $ 23.75 - $31.00
Canceled                                                     (10,868)             $  5.67 - $31.00
Exercised                                                   (126,708)             $  5.67 - $18.00
Outstanding at September 30, 1996                            917,404              $  5.67 - $31.00
Exercisable at September 30, 1996                            167,812              $  5.67 - $18.00
Available for grant at September 30, 1996                    680,688

1997
----
Granted                                                      548,098              $ 21.125 - $ 41.13
Canceled                                                    (565,998)             $  5.667 - $ 42.63
Exercised                                                   (145,535)             $  5.667 - $ 23.75
Outstanding at September 30, 1997                            753,969              $  5.667 - $ 41.13
Exercisable at September 30, 1997                            259,788              $  5.667 - $ 31.00
Available for grant at September 30, 1997                    698,588

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

The following table summarizes information about stock options outstanding at September 30, 1997:

                       Options Outstanding                                  Options Exercisable
---------------------------------------------------------------------  -------------------------------
                                        Weighted-Avg
                      Number            Remaining                       Number
Range of              Outstanding       Contractual    Weighted-Avg     Exercisable     Weighted-Avg
Exercise Prices       As of 9/30/97     Life (years)   Exercise Price   As of 9/30/97   Exercise Price
---------------       -------------     ------------   --------------   -------------   --------------

$  5.67 -  6.33      220,050              5.0           $ 5.67             145,575         $  5.78
  15.50 - 23.75      445,069              8.5            20.47              86,134           18.87
  31.00 - 33.50       76,350              5.4            31.39              28,079           32.07
  41.13 - 42.63       12,500              4.6            41.19                   0            --
$  5.67 - 42.63      753,969              7.1           $17.63             259,788         $ 12.96

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company will not adopt the fair value method of accounting for employee stock-based compensation but will instead comply with the pro forma disclosure requirements. The fair value method of the Company's stock options was estimated using the Black-Scholes option pricing model. This model was developed for use in estimated fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options. The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                                      Year Ended September 30,
                                                    ----------------------------

                                                      1997                1996
                                                    -------             -------

Expected life (in years)...........................    3.78                3.00
Volatility.........................................      75%                 75%
Risk-free interest rate............................    6.10%               6.24%
Dividend yield.....................................       0%                  0%

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     The weighted average estimated fair value of stock options granted during fiscal 1997 and 1996 was $13.18 and $16.41 per share, respectively. For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company's pro forma information is as follows:

                                                    Year Ended September 30,
                                                --------------------------------
                                                    1997                  1996
                                                ----------            ----------

Net income
     As reported ...................            $   11,570            $   10,046
     Pro forma .....................                10,443                 9,706
Net income per share
     As reported ...................            $     1.15            $     1.00
     Pro forma .....................                  1.04                  0.97

     Because SFAS 123 is applicable only to options granted subsequent to September 30, 1995, its pro forma effect will not be fully reflected until approximately the year 2000. Under SFAS 123, the weighted-average estimated fair value of purchase rights granted during fiscal 1997 and 1996 were $7.76 and $13.23 per share, respectively.

   Employee Stock Purchase Plan

     On March 10, 1994, the Board of Directors of the Company adopted the 1994 Employee Stock Purchase Plan that provides for a maximum issuance of 225,000 shares of Common Stock for purchase by eligible employees at 85% of the lower of the fair market value of the Company's Common Stock on either the first or last day of the semi-annual offering period. No compensation expense is recorded in connection with the plan. During fiscal year ended 1997, employees purchased 8,390 shares at a price of $32.73 and $16.47 for the offering periods ended November 30, 1996 and May 31, 1997, respectively. Approximately 110 employees participated in the plan during the fiscal year ended 1997.

K.   STOCKHOLDERS' EQUITY:

   Preferred Stock

     On March 11,1994, the issuance of up to 1,000,000 shares of preferred stock, $0.01 par value was authorized. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series and the designation of such series.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

L.   DEBT AND CREDIT AGREEMENTS:

   Bank Demand Loan

     The Company did not extend its $5,000,000 unsecured line of credit agreement with Chase Manhattan Bank, N.A., which expired in March 1997.

     PSDI UK Limited has a line of credit agreement authorized to a limit of pounds sterling 200,000, payable upon demand with interest at the bank's base rate plus 2-1/4%. The line of credit is collateralized by all business assets of PSDI UK Limited. There was no outstanding balance on the PSDI UK Limited line of credit at September 30, 1997 and 1996.

M.   SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Cash paid for interest and taxes were as follows:

                                                                        Year Ended September 30,
                                                                  ---------------------------------

      (in thousands)                                               1997           1996        1995
                                                                  ------         ------      ------

        Interest..............................................    $   24         $   38      $   49
        Income taxes..........................................     2,856          6,175       3,393


     Acquisitions of businesses were as follows:

                                                                        Year Ended September 30,
                                                                  ---------------------------------

      (in thousands)                                               1997           1996        1995
                                                                  ------         ------      ------

        Fair value of assets acquired.........................       --         $ 2,729       $  --
        Fair value of liabilities assumed.....................       --             892          --
                                                                  ------       --------       -----
        Net cash payments.....................................       --         $ 1,837          --
                                                                  ------       --------       -----


                      PROJECT SOFTWARE & DEVELOPMENT, INC.

N.   GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

     A summary of the Company's operations by geographical area was as follows:

                                                         Year Ended September 30,
                                             -------------------------------------------------

(in thousands)                                 1997                1996                 1995
                                             --------            --------             --------
Revenues:
      The Americas
       US .......................            $ 54,348            $ 43,595             $ 31,032
       Canada ...................               5,121               2,089                1,615
       Export sales .............               3,906               3,091                2,307
       Intercompany revenues ....               8,291               8,676                5,878
                                             --------            --------             --------
                                             $ 63,375            $ 57,451             $ 40,832

       Europe ...................              28,063              20,224               13,138
       Asia/Pacific .............               5,262               4,330                2,280
       Consolidating eliminations              (8,291)             (8,676)              (5,878)
                                             --------            --------             --------
                                             $ 96,700            $ 73,329             $ 50,372
                                             --------            --------             --------

Income from operations:
   US ...........................              15,030              13,671                7,338
   Canada .......................                  65                  56                  361
   Europe .......................                 998                 756                  659
   Asia/Pacific .................                 178                 147                   19
   Consolidating eliminations ...                  --                 (24)                  61
                                             --------            --------             --------
                                             $ 16,271            $ 14,606             $  8,438
                                             --------            --------             --------


Cash and cash equivalents:
   US ...........................              17,579               3,657                6,764
   Canada .......................                 641                 151                  483
   Europe .......................               6,929               4,846                1,747
   Asia/Pacific .................                 815                 443                  352
                                             --------            --------             --------
                                             $ 25,964            $  9,097             $  9,346
                                             --------            --------             --------

Accounts receivable, net:
   US ...........................              14,755              13,940                8,939
   Canada .......................                 111                 498                  414
   Europe .......................               6,945              10,207                4,002
   Asia/Pacific .................               2,210               2,385                  567
                                             --------            --------             --------
                                             $ 24,021            $ 27,030             $ 13,922
                                             --------            --------             --------

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

Identifiable assets:
   US ...........................              79,733              60,979               56,593
   Canada .......................                 782                 662                  922
   Europe .......................              17,606              18,828                6,398
   Asia/Pacific .................               4,118               3,005                1,045
   Consolidated eliminations ....                  --                   2                    2
                                             --------            --------             --------
                                             $102,239            $ 83,476             $ 64,960
                                             --------            --------             --------


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

     No single customer accounted for 10% or more of total revenues in the years ended September 30, 1997, 1996, and 1995.

O.   RELATED PARTY TRANSACTIONS:

     The Company leases its corporate headquarters pursuant to a 13 year lease which expires on December 31, 1997, from a partnership in which the Founder and Director of the Company has a 1.69% limited partnership interest. Rent payments to the partnership for 1997, 1996, and 1995 totaled $1,510,000, $1,650,000 and
$1,480,000, respectively.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                COL. A                     COL. B                    COL. C                 COL. D          COL. E
                ------                     ------         -----------------------------     ------          ------
                                                                  ADDITIONS
                                                          -----------------------------
                                         BALANCE AT       CHARGED TO                                        BALANCE
                                         BEGINNING        COSTS AND        CHARGED TO                       END OF
                                         OF PERIOD         EXPENSES      OTHER ACCOUNTS   DEDUCTIONS        PERIOD
                                         ----------       ----------     --------------   ----------        --------
YEAR ENDED SEPTEMBER 30, 1997            $1,954,000       $4,383,185                      $4,050,719       $2,286,574
   Allowance for doubtful accounts

YEAR ENDED SEPTEMBER 30, 1996            $1,346,000       $1,040,000                      $  432,000       $1,954,000
   Allowance for doubtful accounts

YEAR ENDED SEPTEMBER 30, 1995
   Allowance for doubtful accounts       $  854,000       $1,409,000                      $  917,000       $1,346,000

                                  EXHIBIT INDEX

EXHIBIT

NO.               DESCRIPTION                                                         PAGE
-------           -----------                                                         ----

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1,
         Registration No. 33-76420, and incorporated herein by reference)

3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1996, commission File No. 0-23852) and incorporated herein by reference)

4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1,
         Registration No. 33-76420, and incorporated herein by reference)

4.2      Article 4B of the Amended and Restated Articles of Organization of the
         Company (included as Exhibit 4.1 to the Company's Registration
         Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

9.1      1996 Daniels Voting Trust Agreement dated August 19, 1996 among Susan
         H. Daniels, Robert L. Daniels and Robert L. Daniels, as Trustee
         (included as Exhibit 9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference)

10.1     1997 Executive Bonus Plan (included as Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended December 31, 1996,
         Commission File No. 0-23852 and incorporated herein by reference)

10.2     Amended and Restated 1994 Incentive and Nonqualified Stock Option Plan

10.3     Offer letter by and between the Company and David M. Sample dated
         January 30, 1997 (included as Exhibit 10.1 to the Company's Current
         Report on Form 8-K dated February 26, 1997, File No. 0-23852, and incorporated herein by reference)

10.4     1994 Employee Stock Purchase Plan

10.5 Agreement and Plan of Merger, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation
         Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz,
         Mitchell B. Knecht, Heidi D. Knecht, Nicholas E. Meola, Naomi R. Meola,
         Johnson Controls, Inc. and Eli G. Katz, as agent (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

10.6 Escrow Agreement, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation Corporation, Johnson
         Controls, Inc., Eli G. Katz, Phyllis S. Katz, Mitchell B. Knecht, Heidi
         D. Knecht, Nicholas E. Meola, Naomi R. Meola, Johnson Controls, Inc.
         and Eli G. Katz, as agent (included as Exhibit 10.5 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1996,
         File No. 0-23852, and incorporated herein by reference)

10.7 Registration Rights Agreement, dated as of March 1, 1996, by and among the Company, Toolbox Acquisition Corp., Maintenance Automation
         Corporation, Johnson Controls, Inc., Eli G. Katz, Phyllis S. Katz,
         Mitchell B. Knecht, Heidi D. Knecht, Nicholas E. Meola, Naomi R. Meola,
         Johnson Controls, Inc. and Eli G. Katz, as agent (included as Exhibit
         10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-23852, and incorporated herein by reference)

10.8 Form of PSDI 1994 Authorized Value Added Reseller Agreement (included as Exhibit 10.22 to the Company's Registration Statement on Form S-1,
         Registration No. 33-76420, and incorporated herein by reference)

11.1     Statement re computation of per share earnings

21.1     Subsidiaries of the Company

23.1     Consent of Coopers & Lybrand L.L.P.

27.1     Financial Data Schedule

99.      Certain Factors - Certain factors concerning the Company dated December
         15, 1997 concerning certain cautionary statements of the Company to be taken into account in conjunction with the consideration and review of the Company's publicly-disseminated documents and oral statements
         (including oral statements made by others on behalf of the Company) that include forward-looking information.