Form 10-K/A
period 1997-09-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1998-01-28
CIK 920354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

(mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to ______________

Commission File Number 0-23852

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                04-2448516
        (State or other jurisdiction                      (I.R.S. employer
      of incorporation or organization                 identification number)

                 100 CROSBY DRIVE, BEDFORD, MASSACHUSETTS 01730
          (Address of principal executive offices, including zip code)

                                 (781) 280-2000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

As of December 15, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $116,995,865 based on the last sale price of such stock on such date.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 9,882,071 shares of common stock, $.01 par value per share, as of December 15, 1997.

     Total number of pages: 12

     Part III of the Registrant's Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows. Mr. Jones is a Class II Director, whose term will expire at the annual meeting of stockholders of the Company to be held with respect to the fiscal year ended September 30, 1997 ("fiscal 1997"). Messrs. Drapeau and Nelson are Class III Directors, whose terms expire in 1999. Messrs. Sample and Daniels are Class I Directors, whose terms expire in 2000.


Name                        Age                  Position
----                        ---                  --------

David M. Sample             49     President, Chief Executive Officer and
                                   Chairman of the Board of Directors - Class I

Paul D. Birch               39     Executive Vice President - Finance and
                                   Administration, Chief Financial Officer and
                                   Treasurer

Norman E. Drapeau, Jr.      37     Executive Vice President, Chief Operating
                                   Officer  and Director - Class III

John W. Young               45     Vice President - Research and Development

Robert L. Daniels           55     Director - Class I

Charles S. Jones            49     Director - Class II

William G. Nelson           63     Director - Class III

     DAVID M. SAMPLE joined the Company as Chairman of the Board of Directors, President and Chief Executive Officer on February 24, 1997. From 1992 to 1997, Mr. Sample held various positions with Hyperion Software Corp., most recently as senior vice president of international operations and North American sales. During 1995 Mr. Sample was in charge of Hyperion's Pillar Software subsidiary and, prior to that, served as senior vice president and general manager of Hyperion's United Kingdom business.

     PAUL D. BIRCH joined the Company in 1991 as Vice President, Finance, was appointed Vice President, Finance and Administration in 1992 and Executive Vice President - Finance and Administration in 1996. Since 1992 he has been the Chief Financial Officer of the Company, and since 1993 has held the additional office of Treasurer.

     NORMAN E. DRAPEAU, JR. joined the Company in 1982 as an applications analyst. Since that time, he has held various positions with the Company, including, from 1984 to 1987, that of Manager of Customer Support and from 1989 through 1991, that of Director, Product Marketing. In 1991, Mr. Drapeau was appointed Vice President, Corporate Marketing, in 1992 was appointed Vice President - Americas and in July 1996 was appointed Executive Vice President - Worldwide Sales and Marketing, serving in that capacity until January 1998. In January 1998, Mr. Drapeau was appointed Executive Vice President and Chief Operating Officer and was also elected a director of the Company.

     JOHN W. YOUNG originally joined the Company in 1985 and served until 1988 as MAXIMO Product Manager. From 1988 to 1992, Mr. Young was Vice President of Sales of Comac Systems Corporation, a software application company. In 1992 he rejoined the Company as Director of MAXIMO Product Design and was appointed Vice President - Research and Development of the Company in 1995.

     ROBERT L. DANIELS founded the Company in 1968 and has been a director since that time. Mr. Daniels served as Chairman of the Board and Chief Executive Officer from 1968 to 1996 and as President from 1968 to 1995.

     CHARLES S. JONES has been a director of the Company since 1994. Since 1991, Mr. Jones has been Chairman and Chief Executive Officer of First Funding Corporation, an investment banking advisory company. Mr. Jones is a director of Farrel Corporation, a global manufacturer of polymer processing equipment for the rubber and plastic industry. Mr. Jones also serves as a director of a number of privately-held companies.

     WILLIAM G. NELSON has been a director of the Company since 1994. Since 1996, Mr. Nelson has been Chairman of the Board and Chief Executive Officer of GEAC Computer Corporation Limited, a producer of computer hardware and software. From 1995 until 1996, Mr. Nelson was Chairman and Chief Executive Officer of HarrisData, a developer and licensor of application software. Mr. Nelson served as President and Chief Executive Officer of Pilot Software, Inc. from 1991 to 1994. Mr. Nelson also is a director of Manugistics, Inc. and serves as a director of a number of privately-held companies.

     All directors hold office until the expiration of their respective terms as described above and until their respective successors are duly elected and qualified. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 1997 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 1997, or written representations that Form 5 was not required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% stockholders were fulfilled in a timely manner, with the exception of one late Form 3 and one late Form 4 (concerning one option exercise and sale of the underlying stock) by Mr. Young; one late Form 4 (concerning a single grant of options to acquire Common Stock) by each of Messrs. Jones,

Nelson and Marvin; one late Form 4 by Mr. Daniels in his individual capacity (relating to three transactions involving the sale of shares); one late Form 3 and one late Form 5 by Mr. Daniels in his capacity as trustee of the 1996 Daniels Voting Trust (relating to the initial contribution of shares to the 1996 Daniels Voting Trust); and one late Form 3 and two late Forms 4 (relating to five transactions involving the sale of shares) by Mrs. Daniels. After investigating these matters, the Company has concluded that any omissions were inadvertent, and that none of the transactions gave rise to liability under
Section 16(b) of the Exchange Act for recapture of short-swing profits.

     ITEM 11. EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table sets forth certain information concerning the compensation earned by the Company's Chief Executive Officer and the four other most highly paid executive officers of the Company (collectively, the "named executive officers") for services rendered in all capacities to the Company during fiscal 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                  Annual Compensation                               Compensation
                                  -------------------                               ------------
                                                                                       Awards
                                                                                       ------
                                                                                     Securities        All Other
                              Fiscal                                Other Annual     Underlying       Compensation
Name and Principal Position    Year     Salary($)        Bonus($)   Compensation    Options(#)(1)        ($)(2)
---------------------------   ------    ---------        -------    ------------    -------------     ------------

David M. Sample                1997     $167,146       $96,250(3)    $101,778(4)        350,000(5)        $   --
 Chairman of the Board,        1996           --            --             --                --               --
 Chief Executive Officer       1995           --            --             --                --               --
 and President

Paul D. Birch                  1997      166,500        13,655(6)          --            20,000            2,250
 Executive Vice President,     1996      146,500       140,802(6)          --            40,000            2,250
 Chief Financial Officer and   1995      129,000       184,566(6)          --            30,000            2,310
 Treasurer

Norman E. Drapeau, Jr.         1997      152,500        95,885(7)          --            24,999            2,250
 Executive Vice President      1996      120,833       184,517(7)          --            50,000            2,250
 and Chief Operating           1995       93,000       153,627(7)          --            13,500            2,310
 Officer

William J. Sawyer              1997      147,500         8,086(6)          --                --            2,250
 Executive Vice President,     1996      136,250        72,073(6)          --            20,000            2,250
 Operations(8)                 1995      123,750        90,909(6)          --            13,500            1,670

John W. Young                  1997      135,000         7,686(6)          --             9,999            2,250
 Vice President -              1996      115,000        40,000(9)          --            20,000            2,250
 Research and Development      1995       97,500        11,851(9)          --             9,000            1,678


----------

(1) Represents shares of Common Stock issuable upon exercise of stock options granted under the Company's 1994 Stock Option Plan.

(2) The amounts reported represent contributions made by the Company pursuant to the Company's 401(k) Plan and Trust for fiscal 1997 and for the fiscal years ended September 30, 1996 and 1995 ("fiscal 1996" and "fiscal 1995," respectively).

(3) Bonus paid pursuant to Mr. Sample's offer letter from the Company dated January 30, 1997. See "Employment Contracts".

(4) Includes $75,000 representing partial forgiveness by the Company of an interest-free loan to Mr. Sample. Also includes $22,778 representing reimbursement of moving costs. See " Employment Contracts".

(5) Includes a grant of a nonqualified option to purchase 200,000 shares of Common Stock which was cancelled at Mr. Sample's election on July 31, 1997. See "Employment Contracts".

(6) Represents bonuses paid under the Company's 1997 Executive Bonus Plan (the "1997 Bonus Plan"), 1996 Executive Bonus Plan and 1995 Executive Bonus Plan, respectively. The participants in the 1997 Bonus Plan were Messrs. Sample, Birch, Sawyer and Young. Under the 1997 Bonus Plan, the participants received bonuses if the Company's income before income taxes and extraordinary items ("Plan Income") exceeded targets for any of the quarters of fiscal 1997 and its Plan Income for the fiscal year exceeded $25,250,000. Of the foregoing bonuses, a portion of the amount earned was paid on a current basis upon completion of the quarter and a portion was paid to the executives following the end of the fiscal year when it was determined that the cumulative Plan Income target for fiscal 1997 was met.

(7) Represents bonus paid under Mr. Drapeau's individual incentive compensation plan designed to reward him for achievement of quarterly and annual revenue and contribution targets for his geographical territory.

(8)  Mr. Sawyer resigned from his employment by the Company in November 1997.

(9) Represents bonuses paid under the Company's 1996 Employee Bonus Plan and 1995 Employee Bonus Plan, respectively.

          Option Grants in Last Fiscal Year. The following table sets forth certain information regarding stock options granted during fiscal 1997 by the Company to the named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               Potential Realizable
                                                                                                 Value at Assumed
                                  Number of                                                    Annual Rate of Stock
                                 Securities     Percent of Total                              Price Appreciation for
                                 Underlying      Options Granted    Exercise                      Option Term(4)
                                   Options       to Employees in      Price      Expiration   -------------------------
            Name               Granted (#)(1)   Fiscal Year(%)(2)   ($/Sh)(3)       Date          5%($)          10%($)
            ----               --------------   ----------------- -----------   ------------  -----------       -------

David M. Sample..............    100,000(5)          18.2%         $21.125         2/4/07      1,328,500      3,366,500
                                  50,000(6)           9.1           23.6875       9/23/07        744,625      1,887,625
                                 200,000(7)          36.5           30.00       cancelled             --             --
Paul D. Birch................     20,000(5)           3.7           21.125        8/14/06        265,700        673,300

Norman E. Drapeau, Jr........     24,999(5)           4.6           21.125        8/14/06        332,112        841,591

William J. Sawyer(8).........            --            --               --             --             --             --
John W. Young................      9,999(5)           1.8           21.125        8/14/06        132,837        336,616


----------


(1) Represents shares of Common Stock issuable upon exercise of incentive stock options granted under the Company's 1994 Stock Option Plan.

(2) The Company granted to employees options for the purchase of an aggregate of 548,098 shares of Common Stock in fiscal 1997 pursuant to the 1994 Stock Option Plan. This includes options cancelled in exchange for the grant of new options as set forth in note 5 to this table.

(3) All options were granted at exercise prices not less than the fair market value of the Common Stock on the date of grant.

(4) Potential realizable value means the value of the shares of Common Stock underlying the option, at the specified assumed annual rates of stock price appreciation, compounded over the option term (10 years). Actual gains, if any, realized on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the values reflected in this table will be realized.

(5) Represents options to acquire shares of Common Stock granted as of July 31, 1997 conditioned upon the exchange for cancellation of options granted on or after August 1, 1996 to acquire a number of shares equal to at least twice the number set forth in column 1. All such options retain the expiration date of the cancelled options, and are exercisable as to 25% of the shares covered as of the date nine years prior to the expiration date and become exercisable as to a further 25% annually thereafter.

(6) All such options expire ten years after the date of grant, and first become exercisable as to 25% of the shares covered on the first anniversary of the date of grant and as to a further 25% annually thereafter.

(7) Represents an option granted to Mr. Sample on February 5, 1997 and cancelled at Mr. Sample's election. See "Employment Contracts".

(8)  Mr. Sawyer resigned from his employment by the Company in November 1997.


          Option Exercises and Fiscal Year-End Values. The following table sets forth certain information concerning stock options exercised during fiscal 1997 and stock options held as of September 30, 1997 by each of the named executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                Number of Unexercised              Value of Unexercised
                               Shares                                Options at                    in-the-Money Options
                              Acquired         Value               Fiscal Year-End               at Fiscal Year End($)(2)
                                 On           Realized      -------------------------------  --------------------------------
          Name              Exercise(#)        ($)(1)       Exercisable(#) Unexercisable(#)  Exercisable($)  Unexercisable($)
-------------------------   -----------        ------       -------------- ----------------  -------------- -----------------

David M. Sample..........        --              --                 --          150,000               --           $175,000
Paul D. Birch............        --              --             33,112           44,388         $361,629           $354,517
Norman E. Drapeau, Jr....        --              --             18,624           31,125         $140,639           $162,516
William J. Sawyer........        --              --             17,375           27,375         $129,703           $129,703
John W. Young............      3,000        $38,875              7,000           14,999         $ 26,313           $ 86,686

------------------------

(1) Value is based on the last sale price of the Common Stock on the exercise date, as reported by the Nasdaq National Market, or the price at which shares acquired upon exercise of the option were actually sold (in the event of a concurrent exercise and sale), less the applicable option exercise price.

(2) Value is based on the last sale price of the Common Stock on September 30, 1997, as reported by the Nasdaq National Market ($22.875 per share), less the applicable option exercise price. These values have not been and may never be realized. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of the sale of the shares.

(3)  Mr. Sawyer resigned from his employment by the Company in November 1997.


          Employment Contracts. In connection with the employment of Mr. Sample as President and Chief Executive Officer of the Company, the Company entered into an offer letter with Mr. Sample dated January 30, 1997 (the "Offer Letter"). The Offer Letter provides, among other things, that Mr. Sample will be paid a base salary of $22,917 per month, subject to annual review after September 30, 1997, and will generally be entitled to receive up to one hundred percent (100%) of his base salary as a bonus under the Company's Executive Bonus Plan depending upon the Company's performance. For fiscal 1997 any such bonus was to be pro-rated, but was guaranteed to be at least sixty percent (60%) of the maximum payable after such pro-ration. Mr. Sample's actual bonus for fiscal 1997 was $96,250. Pursuant to the terms of the Offer Letter, the Company granted to Mr. Sample a non-qualified stock option to acquire 200,000 shares of Common Stock, which would have vested in four equal annual installments. However, that option was cancelled at Mr. Sample's election, and a new option to acquire 100,000 shares was granted to Mr. Sample in its place, pursuant to an offer extended to all employees of the Company who received option grants between August 1, 1996 and July 31, 1997. The replacement option also vests in four equal annual installments. The Offer Letter also provides that the Company will pay one year's severance pay in the event of the termination of Mr. Sample's employment under certain circumstances and that the Company will reimburse certain moving costs and extend to Mr. Sample an interest-free loan of up to $300,000 for use solely to acquire a new residence, which loan will be forgiven with respect to one eighth of the amount thereof at the close of business on the last business day of each calendar quarter if Mr. Sample is still employed by the Company. The Company forgave $75,000 of such loan during fiscal 1997.


          On February 11, 1997, the Company entered into a consulting contract with Mr. Daniels (the "Consulting Contract"). The Consulting Contract provided, among other things, that Mr. Daniels would be retained as a consultant to the Company at an annual rate of compensation of $50,000, the amount of such compensation and the continuation of his engagement as a consultant to be subject to change at the discretion of the Chief Executive Officer. The Consulting Contract also provided for the continuation of certain employment benefits during the period of his retention as a consultant for the Company. Finally, Mr. Daniels was allowed to retain his executive assistant at the Company's expense for not more than six months, and to continue to occupy his office at the Company's headquarters in Cambridge subject to the Chief Executive Officer's review. The Consulting Contract was terminated on August 14, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          William G. Nelson and Michael D. Marvin served on the Compensation Committee during fiscal 1997. Neither Mr. Nelson nor Mr. Marvin, nor any executive officer of the Company, has any relationship requiring disclosure by the Company pursuant to item 402(j) of Regulation S-K promulgated by the SEC.

DIRECTORS' COMPENSATION

          Members of the Board of Directors who are not employees of the Company or one of the Company's subsidiaries ("Outside Directors") receive fees of $2,500 per quarter plus $500 for each meeting of the Board of Directors or Committee of the Board which they attend, and are reimbursed for out-of-pocket expenses incurred in the performance of their duties as directors of the Company. Directors who are employees of the Company are not paid any separate fees for serving as directors.

          Pursuant to the Company's 1994 Stock Option Plan (the "Option Plan"), each Outside Director, upon first joining the Board, is automatically granted an option to purchase 12,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock (determined in accordance with the terms of the Option Plan) on the date of grant, vesting in three equal annual installments beginning on the first anniversary of the date of grant. In addition, each Outside Director who continues to serve as a director following any annual meeting of stockholders of the Company or special meeting in lieu thereof is automatically granted, immediately following such meeting of stockholders, an option to purchase 4,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock (determined in accordance with the terms of the Option Plan) on the date of grant, vesting in full on the last day of December in the year in which the option is granted.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.

          PRINCIPAL STOCKHOLDERS

          The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 15, 1997 by
(i) each person known by the Company to own beneficially more than five percent of the Common Stock as of such date, (ii) each director of the Company, (iii) each named executive officer and (iv) all executive officers and directors of the Company as a group:

                                                        Shares Beneficially
                                                              Owned(1)
                                                       ---------------------
      Name                                             Number        Percent
      ----                                             ------        -------

Robert L. Daniels(2)(3)...........................  3,155,760         31.9%
  20 University Road
  Cambridge, MA 02138

Susan H. Daniels(2)(3)............................  1,051,129         10.6%

First Union Corporation(4)........................    615,913          6.2%
  One First Union Center
  Charlotte, NC 28288

Scudder, Stevens & Clarke, Inc.(5)................    723,400          7.3%
  345 Park Avenue
  New York, NY 10154

                                                                      Shares Beneficially
                                                                             Owned(1)
                                                                     ----------------------
      Name                                                           Number         Percent
      ----                                                           -------        -------

Kopp Investment Advisors, Inc. (6)                                   583,679         5.9%
   7701 France Avenue South
   Suite 500
   Edina, MN 55435

Paul D. Birch(7)................................................      57,345           0

Norman E. Drapeau, Jr. (8)......................................      27,624           *

Charles S. Jones (9)............................................      20,600           *

William G. Nelson(10)...........................................      41,000           *

David M. Sample(11).............................................      25,000           *

William J. Sawyer(12)...........................................       1,564           *

John W. Young(13)...............................................      12,250           *

All directors and executive officers as a group
(9 persons): (2)(3)(7)(8)(9)(10)(11)(12)(13)(14)................   3,341,143        33.2%


---------------------------
*Less than one percent.

(1) The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion herein of shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2) Excludes 120,000 shares held in three trusts for the benefit of Mr. Daniels' three children. Each of Robert L. Daniels and Susan H. Daniels disclaims beneficial ownership of these shares.

(3) Includes shares held by Robert L. Daniels as Trustee of the 1996 Daniels Voting Trust (the "Voting Trust"). Of the 2,038,758 shares subject to the Voting Trust, 1,022,629 are owned beneficially by Mr. Daniels and 1,016,129 are owned beneficially by Susan H. Daniels. Mr. Daniels, as Trustee, has sole voting power with respect to the shares subject to the Voting Trust. Mr. Daniels also owns 1,117,002 shares free of the Voting Trust, and Mrs. Daniels also owns 35,000 shares free of the Voting Trust. Each of Mr. Daniels and Mrs. Daniels disclaims beneficial ownership of the shares beneficially owned by the other. Mr. and Mrs. Daniels are divorced.

(4) This information is as of January 31, 1997, and is based solely on a report on Schedule 13G filed by First Union Corporation with the SEC, pursuant to
     Section 13(g) of the Securities Exchange Act.

(5)  This information is as of September 30, 1997, and is based on a report on
     Schedule 13F filed by Scudder, Stevens and Clarke, Inc. ("Scudder") with the SEC, pursuant to Section 13(f) of the Securities Exchange Act with respect to the calendar quarter ended September 30, 1997 indicating it had investment discretion with respect to 723,400 shares as of such date. In addition, Scudder filed a report on Schedule 13G with the SEC dated February 10, 1997 pursuant to

     Section 13(g) of the Securities Exchange Act indicating that Scudder, as of such date, had sole voting power with respect to 164,300 shares, shared voting power with respect to 306,400 shares and sole investment power with respect to 589,500 shares.

(6)  This information is as of September 30, 1997, and is based upon a report on
     Schedule 13F filed by Kopp Investment Advisors, Inc. with the SEC, pursuant to Section 13(f) of the Securities Exchange Act indicating it had investment discretion with respect to such shares as of such date.

(7) Includes 55,612 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(8) Represents shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(9) Includes 20,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(10) Includes 26,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(11) Includes 25,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(12) In November 1997 Mr. Sawyer resigned from his employment by the Company.

(13) Represents shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(14) Includes 1,564 shares owned by Mr. Sawyer. See note 12.


     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Daniels is a 1.69% limited partner in the Charles Square Limited Partnership, a real estate partnership which operates the hotel, retail and office complex in Cambridge, Massachusetts in which the Company occupied its corporate headquarters pursuant to a 13 year lease which expired on December 31, 1997. The Company incurred base rent, real estate taxes, operating expenses and parking of approximately $2,000,000 to the partnership in fiscal 1997. Although the total expenses paid under this lease during fiscal 1997 were in excess of market rates, the Company believes that the total expenses payable under this lease represented a market rate at the time the lease was entered into.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 27, 1998

                                      PROJECT SOFTWARE & DEVELOPMENT, INC.


                                      By: /s/ David M. Sample
                                          -------------------------------------
                                          David M. Sample
                                          Chairman of the Board, President and
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ David M. Sample           Chairman of the Board, President  January 27, 1998
--------------------------    and Chief Executive Officer
David M. Sample               (Principal Executive Officer)



/s/ Paul D. Birch             Executive Vice President, Chief   January 27, 1998
--------------------------    Financial Officer and Treasurer
Paul D. Birch                 (Principal Financial and
                              Accounting  Officer)



/s/ Norman E. Drapeau, Jr.    Director                          January 27, 1998
--------------------------
Norman E. Drapeau, Jr.



                              Director
--------------------------
Robert L. Daniels



/s/ Charles S. Jones          Director                          January 27, 1998
--------------------------
Charles S. Jones



/s/ William G. Nelson         Director                          January 27, 1998
--------------------------
William G. Nelson