Form 10-Q
period 1997-12-31
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1998-02-13
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


                  100 CROSBY DRIVE, BEDFORD MASSACHUSETTS 01730
          (Address of principal executive offices, including zip code)
                         (formerly at 20 University Road
                              Cambridge, MA. 02138)


                                 (781) 280-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No


Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 9,883,231 shares of common stock, $.01 par value per share, as of January 31, 1998.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX

PAGE
----

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                             PAGE


           Consolidated Balance Sheets as of December 31, 1997                3
           (unaudited) and September 30, 1997.

           Consolidated Statements of Operations (unaudited)                  4
           for the three months ended December 31, 1997 and 1996.

           Consolidated Statements of Cash Flows (unaudited)                  5
           for the three months ended December 31, 1997 and 1996.

           Notes to Consolidated Financial Statements.                        6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  9
           CONDITION AND RESULTS OF OPERATIONS

PART II.   OTHER INFORMATION

ITEM 5.    OTHER INFORMATION                                                 17
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  18

           SIGNATURE                                                         20

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS                         DECEMBER 31,  SEPTEMBER 30,
                                                                       1997          1997
                                                                    -----------   ------------
  (IN THOUSANDS,EXCEPT SHARE DATA)                                  (UNAUDITED)

Current assets:
  Cash and cash equivalents                                          $ 24,776       $ 25,964
  Marketable securities                                                38,581         38,299
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,254 at December 31,
   1997 and $2,286 at September 30, 1997, respectively                 23,384         24,021
  Prepaid expenses                                                      3,052          1,877
  Other assets                                                          1,439          1,244
  Deferred income taxes                                                 1,806          1,806
                                                                     --------       --------
    Total current assets                                               93,038         93,211
                                                                     --------       --------

Property and equipment, net                                             8,948          7,322
Computer software costs, net                                              653             --
Goodwill, net                                                           1,354          1,447
Deferred income taxes                                                     219            214
Other assets                                                               52             45
                                                                     --------       --------
    Total assets                                                     $104,264       $102,239
                                                                     ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                    $  8,494       $  9,809
 Accrued compensation                                                   3,110          4,494
 Income taxes payable                                                   4,909          3,678
 Deferred revenue                                                       9,452          9,750
 Deferred income taxes                                                    268            394
                                                                     --------       --------
   Total current liabilities                                           26,233         28,125
                                                                     --------       --------

Deferred income taxes                                                     334             12
Deferred rent                                                              21             12
Deferred revenue                                                           97            120

Commitments and contingencies

Preferred stock, $.01 par value;1,000,000 authorized,
 none issued and outstanding                                               --             --
Common stock, $.01 par value;15,350,000 authorized;
issued and outstanding 9,882,721 and 9,856,474 for December 31,
1997 and September 30, 1997, respectively                                  99             99
Additional paid-in capital                                             48,533         48,163
Retained earnings                                                      29,613         26,108
Cumulative translation adjustment                                        (685)          (629)
Net unrealized gain on marketable securities                               19            229
                                                                     --------       --------
    Total stockholders' equity                                         77,579         73,970
                                                                     --------       --------

    Total liabilities and stockholders' equity                       $104,264       $102,239
                                                                     ========       ========





The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                    ----------------------------
                                                        1997            1996
                                                        ----            ----

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
     Software                                       $    11,143      $    13,673
     Support and services                                13,967            9,706
                                                    -----------      -----------
              Total revenues                             25,110           23,379
                                                    -----------      -----------

Cost of revenues:
     Software                                               604              633
     Support and services                                 6,586            5,288
                                                    -----------      -----------
              Total cost of revenues                      7,190            5,921
                                                    -----------      -----------

Gross margin                                             17,920           17,458

Operating expenses:
     Sales and marketing                                  8,081            7,339
     Product development                                  2,684            2,492
     General and administrative                           2,340            2,521
                                                    -----------      -----------
              Total operating expenses                   13,105           12,352
                                                    -----------      -----------

Income from operations                                    4,815            5,106

     Interest income (expense), net                         734              459
     Other income (expense), net                             15               58
                                                    -----------      -----------

Income before income taxes                                5,564            5,623

Provision for income taxes                                2,059            2,094
                                                    -----------      -----------

Net income                                          $     3,505      $     3,529
                                                    ===========      ===========

Net income per share, basic                         $      0.36      $      0.36
                                                    -----------      -----------
Net income per share, diluted                       $      0.35      $      0.35
                                                    -----------      -----------

 Shares used to calculate net income per share
      Basic                                           9,864,535        9,708,322
      Diluted                                        10,042,325       10,127,886







The accompanying notes are an integral part of the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED  THREE MONTHS ENDED
                                                              DECEMBER 31,       DECEMBER  31,
                                                                 1997               1996
                                                           -----------------  ------------------
                                                                      (IN THOUSANDS)

 Cash flows from operating activities:
   Net income                                                  $  3,505          $  3,529
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                  849               761
     Loss on sale and disposal of property
       and equipment                                                 29                19
     Amortization of discount on marketable securities              379
     Deferred rent                                                    9               (17)
     Deferred taxes                                                 190              (357)
     Changes in operating assets and liabilities
       Accounts receivable                                          299               675
       Prepaid expenses                                          (1,182)              130
       Other assets                                                (211)             (337)
       Accounts payable                                          (1,256)           (1,147)
       Accrued compensation                                      (1,349)           (2,369)
       Income taxes payable                                       1,245             2,315
       Deferred revenue                                            (246)           (1,163)
                                                               --------          --------
 Net cash provided by operating activities                        1,882             2,418
                                                               --------          --------

 Cash flows from investing activities:
     Acquisitions of property and equipment                      (2,381)           (1,406)
     Additions to computer software costs                          (679)              (37)
     Purchase of marketable securities                          (36,164)          (18,739)
     Sale of marketable securities                               35,673            18,551
                                                               --------          --------
Net cash used in investing activities                            (3,551)           (1,631)
                                                               --------          --------

 Cash flows from financing activities:
     Payments on leased equipment                                    --                 2
     Proceeds from exercise of stock options
      including related tax benefit                                 370               231
                                                               --------          --------
 Net cash provided by financing activities                          370               233
                                                               --------          --------

 Effect of exchange rate changes on cash                            111               (34)
                                                               --------          --------


 Net (decrease) increase in cash and cash equivalents            (1,188)              986

 Cash and cash equivalents, beginning of period                  25,964             9,097
                                                               --------          --------

 Cash and cash equivalents, end of period                      $ 24,776          $ 10,083
                                                               ========          ========




The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the "Company"), as of December 31, 1997 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 1998, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 1997.

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

B.     INCOME PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect.

Basic and diluted earnings per share are calculated as follows:


                                                   Three months ended       Three months ended
Basic EPS                                           December 31, 1997        December 31, 1996
----------------------------------------------------------------------------------------------
Net income                                                 $3,504,810               $3,528,827
Weighted average common shares outstanding                  9,864,535                9,708,322
Basic income per share                                     $     0.36               $     0.36

                                                   Three months ended       Three months ended
Diluted EPS                                         December 31, 1997        December 31, 1996
----------------------------------------------------------------------------------------------
Net income                                                 $ 3,504,810             $ 3,528,827
Weighted average common shares outstanding                   9,864,535               9,708,322
Common stock equivalents                                       177,790                 419,564
                                                           -----------             -----------
  Total diluted shares                                      10,042,325              10,127,886

Diluted income per share                                   $      0.35             $      0.35


C.     ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128) is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 replaces APB Opinion No. 15, Earnings Per Share. SFAS 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS 128 per the effective date for the periods ended after December 15, 1997.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 in fiscal year ended September 30, 1999.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for financial statements for periods beginning after December 15, 1997. This statement will change the way companies report annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company will adopt SFAS 131 in the fiscal year ended September 30, 1998.

D.     COMPUTER SOFTWARE COSTS

Internally developed software costs capitalized were $675,000 for the three months ended December 31, 1997. There were no software costs capitalized in the three months ended December 31, 1996. Amortization expense was $22,000 and $127,000 for the three months ended December 31, 1997 and 1996, respectively. Software costs are amortized on a straight-line basis over the estimated useful or market life of the software (generally, one to two years).

E.     SUBSEQUENT EVENTS

On February 6, 1998, the Company acquired the stock of A.R.M. Group Inc., Ontario, Canada for the sum of $9.5 million in cash, stock and assumed liabilities. A.R.M. Group Inc. was a privately-held organization that had built an electronic commerce network focused on reducing the transaction costs of Maintenance Repair Operations products for buyers, distributors and manufacturers. The acquisition will be accounted for as a purchase. Also, in connection with the acquisition, the Company will expense approximately $9 million for in-process research and development charges, which will be expensed in the second quarter of its fiscal year.

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

The Company's revenues attributable to its operations outside the United States are a significant portion of total revenues. The Company expects that international revenues will continue to be a significant percentage of total revenues. As the percentage of the Company's total revenues which are derived from international operations and are conducted in foreign currencies grows, changes in the values of these foreign currencies relative to the United States dollar will affect the Company's results of operations, and may contribute to fluctuations in the Company's results of operations. The functional currencies of the Company's international subsidiaries include the pound sterling, the French franc, the German deutschemark, the Thai baht, the Dutch guilder, the Indian rupee, the Japanese yen, the Swedish krona, and the Australian and Canadian dollars, each of which has fluctuated significantly in relation to the United States dollar. In addition, the Company is exposed to potential losses as a result of transactions giving rise to accounts receivable in currencies other than the United States dollar or the functional currencies of its international subsidiaries. When the value of a foreign currency in which the accounts receivable of the Company are denominated changes between the date the account receivable is recorded and the date on which it is settled, the resulting gain or loss is recorded as a foreign currency transaction adjustment. The Company recorded a foreign currency transaction gain of $1,400 and $57,000 for the three months ended December 31, 1997 and 1996, respectively. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations.

To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation will not adversely affect the Company's financial results in the future.

RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

REVENUES

                                       Three Months       CHANGE %      Three Months
(in thousands)                       Ended 12/31/97                   Ended 12/31/96
------------------------------------------------------------------------------------

Software licenses                           $11,143         (18.5)%          $13,673
Percentage of total revenues                  44.4%                             58.5%

Support and services                        $13,967          43.9 %          $ 9,706
Percentage of total revenues                  55.6%                             41.5%

Total revenues                              $25,110           7.4 %          $23,379


The growth in total revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues from sales outside the United States increased 6.8% to $11.0 million or 43.8% of total revenues for the three months ended December 31, 1997, compared to $10.3 million or 44.0% of total revenues for the three months ended December 31, 1996.

Revenues from licenses of MAXIMO and from related support and services increased 9.9% to $24.5 million or 97.6% of total revenues for the three months ended December 31, 1997 compared to $22.3 million or 95.3% of total revenues for the three months ended December 31, 1996.

Revenues from licenses of P/X and from related support and services decreased 37.9% to $504 thousand or 2.0% of total revenues for the three months ended December 31, 1997 compared to $811 thousand or 3.5% of total revenues for the three months ended December 31, 1996. The decline in P/X revenues is attributable to the Company's declining focus on selling and marketing this product.

The decrease in software license revenues is attributable to the lengthening of the sales cycle experienced by the Company with respect to its Enterprise product. The Company believes that the expansion or lengthening of the sales cycle can be attributed to a number of factors, including but not limited to, the timing of new product releases by the Company and its competitors, which has resulted in more demonstrations and competitive analysis by potential customers and the linkage by customers of the selection of a maintenance management system with the selection of an ERP system. Another factor that may have contributed to the decrease in software license revenues is that the Company has not been adequately focused on the lower, mid-price segment of the client/server market. The Company believes that this will be addressed with the release of MAXIMO 4.0 in March 1998 and the subsequent development of an appropriate distribution channel targeted at this segment of the market. Lastly, the Company believes that a 13(d) filed by one of the directors of the Company concerning the potential sale of the Company may have also adversely affected sales for the quarter. The Company implemented a Stockholder Rights Plan on February 2, 1998 to address this issue. (See Item 6. Exhibits and Reports on Form 8-K.)

The increase in support and services revenues is attributable to increases in both MAXIMO support contracts and consulting services. Consulting services continue to be a larger percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO product.

COST OF REVENUES

                                       Three Months       CHANGE %      Three Months
(in thousands)                       Ended 12/31/97                   Ended 12/31/96
------------------------------------------------------------------------------------

Software licenses                            $  604         (4.6)%           $  633
Percentage of software licenses                 5.4%                            4.6%

Support and services                         $6,586         24.5%            $5,288
Percentage of support and services             47.2%                           54.5%

Total cost of revenues                       $7,190         21.4%            $5,921
Percentage of total revenues                   28.6%                           25.3%


Cost of software revenues consists of the amortization of capitalized software, royalties paid to vendors of third party software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The decrease in the cost of software revenues is due primarily to lower amortization expense for capitalized development costs offset by royalties paid to third party vendors for software.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services and the decrease in the margins is attributable to extensive use of third-party consultants contracted to perform services for the Company and the timing of hiring permanent employees. The Company utilizes the services of third party consultants in order to meet the backlog of services, when necessary.

OPERATING EXPENSES

                                       Three Months       CHANGE %      Three Months
(in thousands)                       Ended 12/31/97                   Ended 12/31/96
------------------------------------------------------------------------------------

Sales and marketing                         $8,081          10.1%            $7,339
Percentage of total revenues                  32.2%                            31.4%

Product development                         $2,684           7.7%            $2,492
Percentage of total revenues                  10.7%                            10.7%

General and administrative                  $2,340         (7.2)%            $2,521
Percentage of total revenues                   9.3%                            10.8%



The increase in sales and marketing expenses in the three months ended December 31, 1997 is primarily due to increases in the number of sales personnel and travel and lodging expenses. The increase as a percentage of revenues for the three months ended December 31, 1997 is attributable to an increase in sales and marketing personnel without the commensurate increase in sales of software licenses.

The increase in product development expenses in the three months ended December 31, 1997 is primarily due to the engagement of additional employees and third party consultants who worked on the new client/server releases of MAXIMO. Beta versions of the Company's new release of MAXIMO 4.0 were shipped to approximately 25 customers participating in the beta program during the quarter. Capitalization of software costs were $675 thousand for the three months ended December 31, 1997. There were no internal software costs capitalized in the three months ended December 31, 1996. The increase as a percentage of revenues for the three months ended December 31, 1997 is attributable to the investment in both new releases of the current version of MAXIMO and the research for a new MAXIMO-architected application.

The decrease in general and administrative expenses for the three months ended December 31, 1997 is primarily due to a decrease in bad debt expenses, as there was no bad debt recorded in the three months ended December 31, 1997. Partially offsetting the reduction of bad debt expenses in the three months ended December 31, 1997 was an increase in legal fees.

NON-OPERATING EXPENSES

                                       Three Months       CHANGE %      Three Months
(in thousands)                       Ended 12/31/97                   Ended 12/31/96
------------------------------------------------------------------------------------

Interest income(expense),net               $734           60.0 %            $459
Other income (expense),net                  $15          (74.1)%            $ 58



The increase in interest income for the three months ended December 31, 1997 is attributable to interest earned on increased cash equivalents from cash flow generated from operations and accounts receivable collections. The days sales outstanding were greatly improved from 105 days at December 31, 1996 to 84 days at December 31, 1997.

PROVISION FOR INCOME TAXES

The Company's effective tax rates were 37.0% and 37.2% for the three months ended December 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had cash and cash equivalents and marketable securities of approximately $63.4 million and working capital of $66.8 million. Cash provided by operations for the three months ended December 31, 1997 was $1.9 million, generated primarily by income earned for the period and depreciation, and cash generated by accounts receivable collections, offset by prepaid royalties paid to third party software vendors. Cash used in investing activities totaled $3.6 million, primarily for improvements related to the relocation of the Company's corporate headquarters in December 1997. Cash provided by financing activities was $370 thousand, generated by proceeds from exercises of employee stock options.

As of December 31, 1997, the Company's principal commitments consisted primarily of an office lease for its headquarters. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through November 2003. The Company relocated its corporate headquarters in December 1997. The Company's expenditures for construction and leasehold improvements in connection with the relocation were $2.2 million. It also spent $1.3 million on furniture, fixtures and equipment, most of which was capitalized in fiscal 1997.

On February 6, 1998, the Company used a portion of its cash to acquire the assets and liabilities of A.R.M. Group Inc. for the sum of $7 million dollars. Additional costs of this purchase combination, including the assumption of the liabilities of A.R.M. Group Inc., will equal approximately $2.5 million dollars.

The Company believes that its current cash balances combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least December 31, 1998.

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

FACTORS AFFECTING FUTURE PERFORMANCE

Further information on factors that could affect the Company's business and financial results are included in the exhibits to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 1997.

                           Part II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

       On February 6, 1998, the Company acquired the assets and liabilities of the A.R.M. Group Inc.(See Liquidity and Capital Resources)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

       3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

       3.2    Restated By-Laws of the Company, as amended (included as Exhibit
              3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, File No. 0-23852, and incorporated herein by reference)

       4.     Instruments Defining the Rights of Security-Holders

              4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

              4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

              4.3 Rights Agreement dated as of January 27, 1998, between Project Software & Development, Inc. and BankBoston, N.A. as Rights Agent (included as Exhibit 4(a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

              4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (included as Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

              4.5 Form of Rights Certificate (included as Exhibit 4(c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

       11.1   Statement re computation of per share earnings

       27.    Financial Data Schedule

       (b)           Reports filed on Form 8-K

                     The Company filed a current report on Form 8-K on February 2, 1998 with respect to the adoption of a stockholder rights plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PROJECT SOFTWARE & DEVELOPMENT, INC.


Date:        FEBRUARY 13, 1998          By: /s/ Paul D. Birch
                                            ------------------------------------
                                            Paul D. Birch
                                            Authorized Officer
                                            Executive Vice President Finance &
                                            Administration, Chief Financial
                                            Officer and Treasurer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.       DESCRIPTION                                                      PAGE
---       --------------------------------------------------------------   ----

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration
          Statement on Form S-1, Registration No. 33 -76420, and incorporated herein by reference)

3.2 Restated By-Laws of the Company, as amended(included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, commission File No. 0-23852) and incorporated herein by reference)

4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration
          Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

4.2       Article 4B of the Amended and Restated Articles of
          Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

4.3 Rights Agreement dated as of January 27, 1998, between Project Software & Development, Inc. and BankBoston, N.A. as Rights Agent (included as Exhibit 4(a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852,and incorporated herein by reference)

4.4       Form of Certificate of Designation of Series A Junior
          Participating Preferred Stock of Project Software &
          Development, Inc. (included as Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 2, 1998, File
          No. 0-23852,and incorporated herein by reference)

4.5 Form of Rights Certificate (included as Exhibit 4(c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852,and incorporated herein by reference)

11.1      Statement re computation of per share earnings

27.1      Financial Data Schedule