Form 10-Q
period 1998-03-31
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1998-05-15
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                              FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

(mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X|   No

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 9,955,089 shares of common stock, $.01 par value per share, as of April 30, 1998.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX

PAGE
----

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS                                    PAGE

              Consolidated Balance Sheets (unaudited) as of March       3
              31, 1998 and September 30, 1997.

              Consolidated Statements of Operations (unaudited)         4
              for the three and six months ended March 31, 1998
              and 1997.

              Consolidated Statements of Cash Flows (unaudited)         5
              for the three and six months ended March 31, 1998
              and 1997.

              Notes to Consolidated Financial Statements                6
              (unaudited).

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        10
              CONDITION AND RESULTS OF OPERATIONS

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                         29

              SIGNATURE                                                31

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                          ASSETS               MARCH 31,   SEPTEMBER 30,
                                                                 1998         1997
                                                                 ----         ----
  (IN THOUSANDS,EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents                                    $  17,285   $  25,964
  Marketable securities                                           38,692      38,299
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,200 at March 31,
   1998 and $2,286 at September 30, 1997, respectively            25,761      24,021
  Prepaid expenses                                                 2,861       1,877
  Other assets                                                     1,045       1,244
  Deferred income taxes                                            1,851       1,806
                                                               ---------   ---------
    Total current assets                                          87,495      93,211
                                                               ---------   ---------

Property and equipment, net                                        9,432       7,322
Computer software costs, net                                         518          --
Goodwill, net                                                      1,175       1,447
Deferred income taxes                                                316         214
Other assets                                                          51          45
                                                               ---------   ---------
    Total assets                                               $  98,987   $ 102,239
                                                               =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                              $  10,064   $   9,809
 Accrued compensation                                              2,951       4,494
 Income taxes payable                                              2,294       3,678
 Deferred revenue                                                 11,083       9,750
 Deferred income taxes                                               213         394
                                                               ---------   ---------
   Total current liabilities                                      26,605      28,125
                                                               ---------   ---------

Deferred income taxes                                                436          12
Deferred rent                                                         63          12
Deferred revenue                                                     128         120

Commitments and contingencies

Preferred stock, $.01 par value;1,000,000 authorized,
 none issued and outstanding                                          --          --
Common stock, $.01 par value;15,350,000 authorized;
 issued and outstanding 9,935,484 and 9,856,474 for March 31,
 1998 and September 30, 1997, respectively                            99          99
Additional paid-in capital                                        49,026      48,163
Retained earnings                                                 23,630      26,108
Cumulative translation adjustment                                   (825)       (629)
Net unrealized (loss)/gain on marketable securities                 (175)        229
                                                               ---------   ---------
    Total stockholders' equity                                    71,755      73,970
                                                               ---------   ---------

    Total liabilities and stockholders' equity                 $  98,987   $ 102,239
                                                               =========   =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 MARCH 31,                      MARCH 31,
                                                                       ----------------------------    -----------------------------
                                                                           1998            1997           1998             1997
                                                                           ----            ----           ----             ----
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
        Revenues:
            Software                                                   $     13,252    $     11,215    $     24,395    $     24,888
            Support and services                                             14,987          10,971          28,954          20,677
                                                                       ------------    ------------    ------------    ------------
                     Total revenues                                          28,239          22,186          53,349          45,565
                                                                       ------------    ------------    ------------    ------------

        Cost of revenues:
            Software                                                          1,225             618           1,829           1,251
            Support and services                                              8,034           5,894          14,620          11,182
                                                                       ------------    ------------    ------------    ------------
                     Total cost of revenues                                   9,259           6,512          16,449          12,433
                                                                       ------------    ------------    ------------    ------------

        Gross margin                                                         18,980          15,674          36,900          33,132

        Operating expenses:
            Sales and marketing                                               9,090           8,232          17,171          15,571
            Product development                                               3,085           2,883           5,769           5,374
            General and administrative                                        2,355           2,437           4,695           4,959
            Charge for purchased in-process                                   9,172           - - -           9,172           - - -
              product development
                                                                       ------------    ------------    ------------    ------------
                     Total operating expenses                                23,702          13,552          36,807          25,904
                                                                       ------------    ------------    ------------    ------------

        (Loss)/income from operations                                        (4,722)          2,122              93           7,228

            Interest income (expense), net                                      665             487           1,402             946
            Other income (expense), net                                        (248)           (199)           (236)           (141)
                                                                       ------------    ------------    ------------    ------------

        (Loss)/income before income taxes                                    (4,305)          2,410           1,259           8,033

        Provision for income taxes                                            1,678             874           3,737           2,968
                                                                       ------------    ------------    ------------    ------------

        Net (loss)/income                                              $     (5,983)   $      1,536    $     (2,478)   $      5,065
                                                                       ============    ============    ============    ============

       Net (loss)/income per share, basic                              $      (0.60)   $       0.16    $      (0.25)   $       0.52
                                                                       ------------    ------------    ------------    ------------
       Net (loss)/income per share, diluted                            $      (0.60)   $       0.15    $      (0.25)   $       0.50
                                                                       ------------    ------------    ------------    ------------

        Shares used to calculate net (loss)/income per share
             Basic                                                        9,911,496       9,767,352       9,888,015       9,737,837
             Diluted                                                      9,911,496      10,133,795       9,888,015      10,130,841

        Supplemental Data: (1)

            Adjusted operating income                                  $      4,450    $      2,122    $      9,265    $      7,228
            Adjusted net income applicable to                          $      3,190    $      1,536    $      6,694    $      5,065
               shareholders
             Shares used to calculate net  income                        10,067,707      10,133,795      10,055,016      10,130,841
                per  share, diluted
            Adjusted net income per share, diluted                     $       0.32    $       0.15    $       0.67    $       0.50

      (1) Excludes charge for purchased in-process product development.

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED     SIX MONTHS ENDED
                                                               MARCH 31,            MARCH 31,
                                                                 1998                 1997
                                                                 -----                ----
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
   Net income                                                  $  (2,478)          $   5,065
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  1,941               1,680
    Loss on sale and disposal of property
      and equipment                                                    6                  28
    Amortization of discount on marketable securities                 55                 794
    Deferred rent                                                     51                 (34)
    Deferred taxes                                                    88                (407)
    Charge for purchased in-process product development            9,173                  --
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
      Accounts receivable                                         (1,543)              3,713
      Prepaid expenses                                              (967)                (64)
      Other assets                                                   184                (740)
      Accounts payable                                            (1,006)                533
      Accrued compensation                                        (1,513)             (2,330)
      Income taxes payable                                        (1,370)              1,198
      Deferred revenue                                             1,424                 306
                                                               ---------           ---------
Net cash provided by/(used in) operating activities                4,045               9,742
                                                               ---------           ---------

Cash flows from investing activities:
    Acquisitions of business, net of cash                         (7,464)                 --
    Acquisitions of property and equipment                        (2,800)             (2,345)
    Additions to computer software costs                            (891)                (70)
    Purchase of marketable securities                            (59,518)            (48,278)
    Sale of marketable securities                                 58,666              47,006
                                                               ---------           ---------
Net cash used in investing activities                            (12,007)             (3,687)
                                                               ---------           ---------

Cash flows from financing activities:
    Payments on bank loans                                          (471)                 --
    Payments of debenture                                         (1,056)                 --
    Proceeds from exercise of stock options                          863               1,380
     including related tax benefit
                                                               ---------           ---------
Net cash (used in)/provided by financing activities                 (664)              1,380
                                                               ---------           ---------

Effect of exchange rate changes on cash                              (53)               (196)
                                                               ---------           ---------


Net (decrease) increase in cash and cash equivalents              (8,679)              7,239

Cash and cash equivalents, beginning of period                    25,964               9,097
                                                               ---------           ---------

Cash and cash equivalents, end of period                       $  17,285           $  16,336
                                                               =========           =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the "Company"), as of March 31, 1998 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 1998, or for any other future period.

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

Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128) replaces APB Opinion No. 15, Earnings Per

Share. SFAS 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS 128 per the effective date for the periods ended after December 15, 1997.

Basic and diluted earnings per share are calculated as follows:

                                                       THREE MONTHS ENDED
BASIC EPS                                          03/31/98           03/31/97
--------------------------------------------------------------------------------

Net income                                        $(5,982,818)       $ 1,535,729
Weighted average common
shares outstanding                                  9,911,496          9,767,352
Basic income per share                            $     (0.60)       $      0.16


DILUTED EPS
--------------------------------------------------------------------------------
Net income                                        $(5,982,818)       $ 1,535,729
Weighted average common
shares outstanding                                  9,911,496          9,767,352
Common stock equivalents (1)                                             366,443
                                   ---------------------------------------------
  Total diluted
   shares                                           9,911,496         10,133,795

Diluted income
per share                                         $     (0.60)       $      0.15

                                                          SIX MONTHS ENDED
BASIC EPS                                            03/31/98           03/31/97
--------------------------------------------------------------------------------
Net income                                        $(2,478,008)       $ 5,064,556
Weighted average common
shares outstanding                                  9,888,015          9,737,837
Basic income per share                            $     (0.25)       $      0.52

DILUTED EPS
--------------------------------------------------------------------------------
Net income                                        $(2,478,008)       $ 5,064,556
Weighted average common
shares outstanding                                  9,888,015          9,737,837
Common stock equivalents (1)                                             393,004
                                   ---------------------------------------------
  Total diluted
   shares                                           9,888,015         10,130,841

Diluted income
per share                                         $     (0.25)       $      0.50

(1) Common stock equivalents are not included because they are anti-dilutive.

C.    ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 in fiscal year ended September 30, 1999.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for financial statements for periods beginning after December 15, 1997. This statement will change the way companies report annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company will adopt SFAS 131 for the current fiscal year ended September 30, 1998.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS 132) is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS 132 in the fiscal year ended September 30, 1999.

Statement of Position ("SOP") 97-2, "Software Revenue Recognition" was issued in October 1997 and addresses software revenue recognition matters. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. In March 1998, the adoption date of certain provisions of SOP No. 97-2 were postponed. Based upon its reading and interpretation of SOP 97-2 the Company believes its current revenue recognition policies and practices are materially consistent with the SOP.

D.    COMPUTER SOFTWARE COSTS

Internally developed software costs capitalized were $0 and $675,000 for the three and six months ended March 31, 1998. There were no software costs capitalized in the three and six months ended March 31, 1997. Amortization expense was $135,000 and $127,000 for the three months ended March 31, 1998 and 1997, respectively, and $158,000 and $254,000 for the six months ended March 31, 1998 and 1997, respectively. Software costs are amortized on a straight-line basis over the estimated useful or market life of the software (generally, fifteen months).

E.    ACQUISITIONS

On February 6, 1998, the Company acquired the stock of A.R.M. Group Inc., Ontario, Canada for the sum of $10.3 million in cash, stock and assumed liabilities. A.R.M. Group Inc. was a privately-held organization that helped businesses solve maintenance and materials management problems. A.R.M launched the M|Net solution and emerged as a leader in shared inventory networks over which distributors, manufacturers and purchasers of Maintenance Repair Operations (MRO) supplies conduct their business. The Company recorded the acquisition using the purchase method of accounting with $9.2 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1998, $452 thousand allocated to purchased technology, and $657 thousand allocated to tangible assets. The Company determined that certain aspects of the acquired technology had not reached technological feasibility and had no alternative future use. The Company expensed the portion of the purchase price allocable to such in-process product development at the date of acquisition. The operating results of this acquired business has been included in the consolidated statement of operations from the date of acquisition.

F.    SUPPLEMENTAL CASH FLOW DISCLOSURES

      Cash paid for interest and taxes were as follows:

                                                                     Six Month Ended
                                                                --------------------------

         (in thousands)                                             1998           1997
                                                                    ----           ----

      Interest...........................................         $    4           $  2
      Income taxes.......................................          4,113            525

      Acquisitions of businesses were as follows:

                                                                     Six Month Ended
                                                                --------------------------

         (in thousands)                                             1998           1997
                                                                    ----           ----

      Fair value of assets acquired......................        $10,280           $ --
      Fair value of liabilities assumed..................          2,751             --
      Net cash payments..................................          6,400             --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents of the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1998.

OVERVIEW

The Company develops, markets and supports applications software used by businesses, government and other organizations to improve the productivity of facilities, plants and production equipment. The Company's revenues are derived primarily from two sources: software licenses and fees for services, including support contracts, training and consulting services and connect fees for on-line charges to engage in electronic commerce for Maintenance Repair Operations (MRO) supplies. The Company has experienced a significant shift in the sources of its revenues as a result of its decision to concentrate its resources on the development and marketing of enterprise-wide asset maintenance management systems operating in a client/server environment.

The Company's principal products are its client/server versions of MAXIMO. Client/server MAXIMO runs on Oracle 7, SQLServer, SYBASE and SQLBase platforms. The product acquired as a result of the acquisition of Maintenance Automation Corporation ("MAC") on March 1, 1996, MAXIMO ADvantage, is intended for the lowerend maintenance market. MAXIMO ADvantage supports Microsoft Access for the single user, PC LAN segment.

The Company made MAXIMO 4.0 generally available in March 1998. The release of MAXIMO 4.0 will combine an open architecture with self-service Java components, business process workflow, and enhanced safety features. This helps organizations better manage maintenance operations and prevent equipment disruptions and down time. MAXIMO 4.0 includes safety and compliance features so that companies can implement in-depth tracking and reporting processes that adhere to mandated regulatory guidelines.

The Company's other client/server product, P/X is no longer actively sold or marketed. The Company also no longer actively markets its mainframe and other project management software products. However, the Company does provide technical support and other services to the P/X and mainframe installed customer base.

ACQUISITIONS

On February 6, 1998, the Company acquired the stock of A.R.M. Group Inc., Ontario, Canada for the sum of $10.3 million in cash, stock and assumed liabilities. A.R.M. Group Inc. was a privately-held organization that helped businesses solve maintenance and materials management problems. A.R.M launched the M|Net solution and emerged as a leader in shared inventory networks over which distributors, manufacturers and purchasers of MRO supplies conduct their business. The Company recorded the acquisition using the purchase method of accounting with $9.2 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1998, $452 thousand allocated to purchased technology, and $657 thousand allocated to tangible assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUES

                                        Three Months    CHANGE %     Three Months
(in thousands)                        Ended 03/31/98               Ended 03/31/97
----------------------------------------------------------------------------------
Software licenses                        $13,252        18.2%         $11,215
Percentage of total revenues                46.9%                        50.5%

Support and services                     $14,987        36.6%         $10,971
Percentage of total revenues                53.1%                        49.5%

Total revenues                           $28,239        27.3%         $22,186

The growth in total revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues from sales outside the United States increased 51.1% to $13.9 million or 49.1% of total revenues for the three months ended March 31, 1998, compared to $9.2 million or 41.5% of total revenues for the three months ended March 31, 1997.

Revenues from the client/server versions of MAXIMO increased 30.2% to $26.3 million or 93.0% of total revenues for the three months ended March 31, 1998 compared to $20.2 million or 91.2% of total revenues for the three months ended March 31, 1997. The increase in MAXIMO client/server software licenses for the quarter is attributable in part to an increase in the number of licenses sold and the general availability of MAXIMO Release 4.0.

Revenues from MAXIMO ADvantage decreased 1.2% or 4.3% of total revenues for the three months ended March 31, 1998 compared to 5.5% of total revenues for the three months ended March 31, 1997.

Revenues from licenses of P/X and from related support and services decreased 24.4% to $384 thousand or 1.4% of total revenues for the three months ended March 31, 1998 compared to $508 thousand or 2.3% of total revenues for the three months ended March 31, 1997. The Company no longer focuses on selling and marketing this product.

The Company's new electronic commerce product, M|Net, acquired as a result of the A.R.M. Group Inc. acquisition on February 6, 1998, recognized revenues of $237 thousand for the quarter.

The increase in support and services revenues is attributable to increases in both MAXIMO support contracts and consulting services. Consulting services continue to be a larger percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO client/server product. For the period, over 90% of all MAXIMO client/server customers have renewed their maintenance contracts.

         COST OF REVENUES

                                             Three Months       CHANGE %       Three Months
(in thousands)                             Ended 03/31/98                    Ended 03/31/97
-------------------------------------------------------------------------------------------
Software licenses                               $1,225            98.2%          $618
Percentage of software licenses                    9.2%                           5.5%

Support and services                            $8,034            36.3%        $5,894
Percentage of support and services                53.6%                          53.7%

Total cost of revenues                          $9,259            42.2%        $6,512
Percentage of total revenues                      32.8%                          29.4%

Cost of software revenues consists of royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The increase in the cost of software revenues is due primarily to royalties paid to third party vendors for software and costs for third party software products.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services is attributable to the hiring of employees and the extensive use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third party consultants in order to meet the services backlog. The cost of the services component as a percentage of services revenues increased to 74.0% from 68.7% for the three months ended March 31, 1998 and 1997, respectively. The increase is partially attributable to the loss of billable days associated with a global services meeting for MAXIMO Release 4.0 training and the costs associated with the meeting, which will not recur this fiscal year.(1)

OPERATING EXPENSES

                                              Three Months        CHANGE %     Three Months
(in thousands)                              Ended 03/31/98                   Ended 03/31/97
--------------------------------------------------------------------------------------------
Sales and marketing                                $9,090           10.4 %       $8,232
Percentage of total revenues                         32.2%                         37.1%

Product development                                $3,085            7.0 %       $2,883
Percentage of total revenues                         10.9%                         13.0%

General and administrative                         $2,355           (3.4)%       $2,437
Percentage of total revenues                          8.3%                         11.0%

In-Process Product Development                     $9,172                           N/A
Percentage of total revenues                         32.5%           100%           N/A

The increase in sales and marketing expenses in the three months ended March 31, 1998 is primarily due to increases in sales, sales support and marketing personnel and travel and lodging expenses due partially to price increases imposed by the airline and travel industries. The comparative quarters expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved.

The increase in product development expenses in the three months ended March 31, 1998 is primarily due to the engagement of additional employees and third party consultants who worked on the new client/server release of MAXIMO. The Company's new release of MAXIMO 4.0 was generally made available in March 1998.

----------
(1) Forward looking statement

There were no internal software costs capitalized in the three months ended March 31, 1998 and 1997. The comparative quarters expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved. The Company will continue to make investments in a new MAXIMO Java-based component architecture application.(1) The Company will also expend development dollars on its M|Net electronic commerce product for MRO supply chain management.(1) The Company will continue to invest in client/server MAXIMO including application software products developed by Oracle, Peoplesoft and SAP.(1) Additionally, a new version of client/server MAXIMO will be made available later in the year that will support the European Monetary Policy.(1)

The decrease in general and administrative expenses for the three months ended March 31, 1998 is primarily due to a decrease in bad debt expenses, as adequate reserves already exist. Partially offsetting the reduction of bad debt expenses in the three months ended March 31, 1998 was an increase in legal fees for counsel for outside directors, proxy statement review and preparation, and growth in international operations.

In connection with the A.R.M. Group Inc. acquisition, the Company acquired in-process product development of $9.2 million. The Company determined that certain aspects of the acquired technology had not reached technological feasibility and had no alternative future use. The Company reached this conclusion based on information prepared by a third party. The Company expensed the portion of the purchase price allocable to in-process product development at the date of acquisition.

NON-OPERATING EXPENSES

                                                         Three Months       CHANGE %       Three Months
(in thousands)                                         Ended 03/31/98                    Ended 03/31/97
---------------------------------------------------------------------------------------------------------
Interest income(expense),net                               $ 665             36.6 %           $ 487
Other income (expense),net                                 $(248)           (24.6)%           $(199)

The increase in interest income for the three months ended March 31, 1998 is attributable to interest earned on increased cash equivalents from cash flow generated from operations including accounts receivable collections. The days sales outstanding were improved to 82 days from 96 days at March 31, 1998 and March 31, 1997, respectively. The Company has established a target of 90 to 95 days for its days sales outstanding.(1) The increase in other expense is primarily attributable to accrued translation losses on certain Asian receivables. Given the nature of the

----------
(1) Forward looking statement

Asian economies, further losses may be realized in the future if the currencies do not stabilize in relation to the dollar. (1)

PROVISION FOR INCOME TAXES

The Company's effective tax rate before a one time non-deductible charge for purchased in-process product development was 34.4% for the three months ended March 31, 1998. The Company's effective tax rate for the three months ended March 31, 1997 was 36.3%. The Company anticipates that its 1998 effective quarterly rates will not exceed 37%. (1)

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

REVENUES

                                           Six Months          CHANGE %          Six Months
(in thousands)                          Ended 03/31/98                       Ended 03/31/97
----------------------------------------------------------------------------------------------
Software licenses                             $24,395            (2.0)%            $24,888
Percentage of total revenues                     45.7%                                54.6%

Support and services                          $28,954            40.0 %            $20,677
Percentage of total revenues                     54.3%                                45.4%

Total revenues                                $53,349            17.1 %            $45,565

The growth in total revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues from sales outside the United States increased 27.7% to $24.9 million or 47% of total revenues for the six months ended March 31, 1998, compared to $19.5 million or 42.8% of total revenues for the six months ended March 31, 1997.

Revenues from the client/server versions of MAXIMO increased 19.9% to $49.5 million or 92.9% of total revenues for the six months ended March 31, 1998 compared to $41.3 million or 90.6% of total revenues for the six months ended March 31, 1997.

Revenues from MAXIMO Advantage decreased 1.0% or 4.5% of total revenues for the six months ended March 31, 1998 compared or 5.4% of total revenues for the six months ended March 31, 1997.

Revenues from licenses of P/X and from related support and services decreased 31.7% to $888 thousand or 1.7% of total revenues for the six months ended March 31, 1998 compared to $1.3 million or 2.9% of total revenues for the six months ended March

----------
(1) Forward looking statement

31, 1997. The Company no longer focuses on selling and marketing this product.

The decrease in software license revenues is attributable to the lengthening of the sales cycle experienced by the Company with respect to its client/server product during the first quarter of 1998. The Company believes that the expansion or lengthening of the sales cycle can be attributed to a number of factors, including but not limited to, the timing of new product releases by the Company and its competitors, which has resulted in more demonstrations and competitive analysis by potential customers and the linkage by customers of the selection of a maintenance management system with the selection of an ERP system. Another factor that may have contributed to the decrease in software license revenues is that the Company was not adequately focused on the lower, mid-price segment of the client/server market. Lastly, the Company believes that a Schedule 13D filed by one of the directors of the Company concerning the potential sale of the Company may have also adversely affected sales for the period. There can be no assurances that these factors will not continue to have adverse effects on software license revenue. (1)

The increase in support and services revenues is attributable to increases in both MAXIMO support contracts and consulting services. Consulting services continue to be a larger percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO client/server product.

COST OF REVENUES

                                                        Six Months         CHANGE %         Six Months
(in thousands)                                      Ended 03/31/98                      Ended 03/31/97
----------------------------------------------------------------------------------------------------------
Software licenses                                        $1,829              46.2%            $1,251
Percentage of software licenses                             7.5%                                 5.0%

Support and services                                    $14,620              30.7%           $11,182
Percentage of support and services                         50.5%                                54.1%

Total cost of revenues                                  $16,449              32.3%           $12,433
Percentage of total revenues                               30.8%                                27.3%

Cost of software revenues consists of royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The increase in the cost of software revenues is due primarily to royalties paid to third party vendors for software and costs for third party software products.

----------
(1) Forward looking statement

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services is attributable to the hiring of employees and the extensive use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third party consultants in order to meet the services backlog.

OPERATING EXPENSES

                                                Six Months     CHANGE %        Six Months
(in thousands)                              Ended 03/31/98                 Ended 03/31/97
--------------------------------------------------------------------------------------------
Sales and marketing                                $17,171       10.3 %           $15,571
Percentage of total revenues                          32.2%                          34.2%

Product development                                 $5,769        7.4 %            $5,374
Percentage of total revenues                          10.8%                          11.8%

General and administrative                          $4,695       (5.3)%            $4,959
Percentage of total revenues                           8.8%                          10.9%

In-Process Product Development                      $9,172                            N/A
Percentage of total revenues                          17.2%       100%                N/A

The increase in sales and marketing expenses in the six months ended March 31, 1998 is primarily due to increases in the number of sales, sales support and marketing personnel and price increases imposed by the airline and travel industries. The comparative quarters expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved.

The increase in product development expenses in the six months ended March 31, 1998 is primarily due to the engagement of additional employees and third party consultants who worked on the new client/server releases of MAXIMO. The Company's new release of MAXIMO 4.0 was generally made available in March 1998. Software costs capitalized in the six months ended March 31, 1998 and 1997 were $675,000 and $0, respectively. The comparative quarters expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved. The Company will continue to make investments in a new MAXIMO Java-based component architecture application.(1) The Company will also expend development dollars on its M|Net electronic commerce product for MRO supply chain management.(1) The Company will continue to invest in client/server MAXIMO including application software products developed by Oracle, Peoplesoft and SAP.(1) Additionally, a new version of client/server MAXIMO will be made available later in the year that will support the European Monetary Policy.(1)

----------
(1) Forward looking statement

The decrease in general and administrative expenses for the six months ended March 31, 1998 is primarily due to a decrease in bad debt expenses, as adequate reserves already exist. Partially offsetting the reduction of bad debt expenses in the six months ended March 31, 1998 was an increase in legal fees for counsel for outside directors, proxy statement review and preparation, and growth in international operations.

In connection with the A.R.M. Group Inc. acquisition, the Company acquired in-process product development of $9.2 million. The Company determined that certain aspects of the acquired technology had not reached technological feasibility and had no alternative future use. The Company reached this conclusion based on information prepared by a third party. The Company expensed the portion of the purchase price allocable to such in-process product development at the date of acquisition.

NON-OPERATING EXPENSES

                                         Six Months       CHANGE %   Six Months Ended
(in thousands)                       Ended 03/31/98                          03/31/97
----------------------------------------------------------------------------------------
Interest income(expense),net                 $1,402          48.2%             $946
Other income (expense),net                    $(236)        (67.4)%           $(141)

The increase in interest income for the six months ended March 31, 1998 is attributable to interest earned on increased cash equivalents from cash flow generated from operations including accounts receivable collections. The increase in other expense is primarily attributable to accrued translation losses on certain Asian receivables. Given the nature of the Asian economies, further losses may be realized in the future if the currencies do not stabilize in relation to the dollar. (1)

PROVISION FOR INCOME TAXES

The Company's effective tax rate before a one time non-deductible charge for purchased in-process product development was 35.8% for the six months ended March 31, 1998. The Company's effective tax rate for the six months ended March 31, 1997 was 36.9%. The income tax expense provided during 1998 reflects the nondeductible nature of certain acquisition related charges of the A.R.M. Group Inc. The Company anticipates that its 1998 effective annual rates will not exceed 37%. (1)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash and cash equivalents and marketable securities of approximately $56 million and

----------
(1) Forward looking statement
working capital of $60.9 million. Cash generated by operations for the six months ended March 31, 1998 was $4.1 million, primarily attributable to the purchase of in-process product development in connection with the A.R.M. Group acquisition. Also contributing to the use of cash by operations was an increase in receivables as a result of the increase in revenues, bonuses paid to employees, income taxes paid, payments made to trade vendors, and prepaid royalties paid to third party software vendors. Also offsetting the use of cash by operating activities is cash generated by depreciation and deferred maintenance revenues. Cash used in investing activities totaled $2.8 million, primarily for improvements related to the relocation of the Company's corporate headquarters in December 1997 and the purchase of marketable securities. Cash used in financing activities was $664 thousand, primarily for payment of bank loans and debentures assumed from the acquisition of the ARM Group, offset by proceeds received from exercises of employee stock options.

As of March 31, 1998, the Company's principal commitments consisted primarily of an office lease for its headquarters. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through November 2003. The Company relocated its corporate headquarters in December 1997. Under the terms of the lease agreement, upon termination of the lease the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company's expenditures for construction and leasehold improvements in connection with the relocation were $2.2 million.

The Company believes that its current cash balances combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 1999. (1)

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have date sensitive software and use two digits only may recognize a date using "00" as the year 1900 rather than the year 2000.

The Company has made a recent assessment of its internal business information systems and estimate that the costs associated with preparing internal systems for the Year 2000 should not exceed $100,000.(1) The Company also utilizes other third party software products, network equipment and telecommunications products. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue relating to third party products, failure of any critical technology components to operate properly in the

----------
(1) Forward looking statement

Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.(1)

The Company warrants that its current versions of MAXIMO and P/X client/server products and MAXIMO ADvantage are year 2000 enabled. The Company's other product Project 2 is no longer sold but the Company does offer support for this product. The Company will release an upgrade of this product that is year 2000 enabled. The Company estimates that the cost to upgrade this product and any other older versions of its products will not have a material adverse effect on its results of operations or financial condition.(1)

FACTORS AFFECTING FUTURE PERFORMANCE

The nature of forward-looking information is that such information involves assumptions, risks and uncertainties. Certain public documents of the Company and oral statements made by authorized officers, directors, employees, agents and representatives of the Company, acting on its behalf, may include forward-looking information which will be influenced by the following and other assumptions, risks and uncertainties. Forward-looking information requires management of the Company to make assumptions, estimates, forecasts and projections regarding the Company's future results as well as the future effectiveness of the Company's strategic plans and future operational decisions. Forward-looking statements made by or on behalf of the Company are subject to the risk that the forecasts, projections, and expectations of management, or assumptions underlying such forecasts, projections and expectations, may become inaccurate. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by or on behalf of the Company. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results and actions to differ materially from any forward-looking statements made by or on behalf of the Company that related to such results and actions. Other factors, which are not identified herein, could also have such an effect.

GENERAL ECONOMIC RISK FACTORS

To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation will not adversely affect the Company's financial results in the future.

----------
(1) Forward looking statement

RAPID TECHNOLOGICAL CHANGE

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements. The Company's success depends upon its ability to continue to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. In particular, the Company believes that it must continue to respond quickly to users' needs for broad functionality and to advances in hardware and operating systems. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenues. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements, or that the Company will not experience significant delays in developing such new products or product enhancements, which delays could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products and product enhancements developed by the Company will achieve market acceptance.

DEPENDENCE ON MAXIMO

The Company's revenues are primarily attributable to the licensing of its MAXIMO client/server product, introduced in 1991, and to related services and support. Revenues from licenses of MAXIMO and related services and support accounted for approximately 96.3% of the Company's total revenues in fiscal 1997. The Company's financial performance in fiscal 1998 will depend on continued market acceptance of MAXIMO. The Company believes that continued market acceptance of MAXIMO will largely depend on its ability to enhance and broaden the capabilities of MAXIMO, by, among other things, developing additional application modules for MAXIMO, versions of MAXIMO and by developing and incorporating into the MAXIMO product technologies that are emerging in connection with the Internet. Any factor adversely affecting sales of MAXIMO, such as delays in development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition or negative evaluations of the products, would have a material adverse effect on the Company's business and financial results.

The Company made MAXIMO Release 4.0 generally available in March 1998. The failure of MAXIMO 4.0 to achieve market acceptance would have a material adverse effect on the Company's business and financial results.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

The Company has experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results. The Company's revenues and income from operations typically grow at a lower rate or decline in the first quarter of each fiscal year, compared to the fourth quarter of the preceding fiscal year. In addition, revenues are typically higher in the fourth quarter than in other quarters of the year. The Company believes that these quarterly patterns are partly attributable to the Company's sales commission policies, which compensate members of the Company's direct sales force for meeting or exceeding annual quotas. In addition, the Company's quarterly revenues and operating results have fluctuated historically, due to the number and timing of product introductions and enhancements, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. The Company typically realizes more than 60% of its revenue from sales of software licenses in the last two weeks of a quarter, frequently even in the last days of a quarter. Large software license contracts may have a significant impact on revenues for any quarter and could therefore result in significant fluctuations in quarterly revenues and operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company generally ships its products upon receipt of orders and maintains no significant backlog. As a result, revenues from license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. A delay in or loss of orders can cause significant variations in operating results. A significant portion of the Company's operating expenses are fixed in the short term, and planned expenditures are based primarily on sales forecasts. Accordingly, if revenues do not meet the Company's expectations in any given quarter, operating results may be materially adversely affected.

COMPETITION

The market for applications software is intensely competitive and rapidly changing. While the Company believes that it has competed effectively to date, competition in its industry is likely to intensify as current competitors expand their product lines and new companies enter the market. To remain successful in the future, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continually enhancing its own product, services and support offerings, as well as its marketing programs. There can be no assurance that the Company will continue to be able to compete successfully in the future.

The market for asset maintenance software is fragmented by geography, by hardware platform and by industry orientation, and is characterized by a large number of competitors. Currently, the Company's client/server versions of MAXIMO, MAXIMO Enterprise and Workgroup, compete with products of a number of large vendors some of which have traditionally provided maintenance software running on mainframes and minicomputers and are now offering systems for use in the client/server environment. MAXIMO Enterprise also competes with integrated enterprise resource planning systems which are provided by several large vendors and which include maintenance modules. MAXIMO Workgroup encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality to enter the client/server market. MAXIMO ADvantage competes with a number of competitors, including a national vendor and other various small regional companies.

The MRO supply chain management business using electronic commerce has many diverse competitors offering a wide range of differing products, services and technologies. While the Company believes that electronic commerce products and technologies compliment the Company's existing products, there can be no assurance that the Company will be able to compete successfully in this market.

Certain of the Company's competitors have greater financial, marketing, service and support and technological resources than the Company. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, the Company could be at a competitive disadvantage.

INTERNATIONAL OPERATIONS

A significant portion of the Company's total revenues are derived from operations outside the United States. The Company derived 43.8%, 40.5%, and 38.4% of its total revenue from sales outside the United States in fiscal years 1997, 1996, and 1995, respectively. The Company expects that international revenues will continue to be a significant percentage of total revenues. The Company expects international revenues to continue to grow in absolute dollars during 1998, and accordingly, continues to invest heavily in international infrastructure, global product functionality and translated versions of financial and other software products. In the event international expansion and/or product globalization efforts are not successful, the Company's business operating results and financial condition may be adversely affected. This international business is subject to various risks common to international activities, including exposure to currency fluctuations, greater difficulty in collecting accounts receivable, political and economic instability, the greater difficulty of administering business abroad and the need to comply with a wide variety of foreign import and United States export laws and regulatory requirements.

A significant portion of the Company's total revenue is derived from international operations which are conducted in foreign currencies. Changes in the values of these foreign currencies relative to the United States dollar have in the past adversely affected, and may in the future affect, the Company's results of operations and financial position. Gains and losses on translation to United States dollars and settlement of receivables from international subsidiaries may contribute to fluctuations in the Company's results of operations. To date, the Company has not engaged in currency hedging transactions. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations. The Company experienced lower than anticipated revenue growth rates in the Asia Pacific region during the first and second quarters of fiscal 1998 in part due to the economic difficulties that have occurred throughout this region. There can be no assurances that the economy of this region will recover in the near future or that the Company's growth rates in this geographic region will return to the previous levels if the recovery occurs.

DEPENDENCE ON THIRD PARTIES

The client/server versions of MAXIMO operate with the Oracle 7, SQLServer, SYBASE and SQLBase, SQLServer database management systems. MAXIMO ADvantage runs on the Microsoft Access database. Introduction and increased market acceptance of database management systems with which the Company's products do not operate, or failure of Oracle, SYBASE, SQLBase, SQLServer or Access to achieve continued market acceptance, could adversely affect the market for the Company's products.

The Company has entered into non-exclusive license agreements with Centura Software Corporation, Scribe Technologies, Incorporated, Logical Software Solutions Corporation, Cognos Corporation , Netronic Software GmbH, HSB Reliability Technologies Corporation, Intelligent Labeling Technologies, Incorporated, and WebLogic, Incorporated, pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, workflow and graphics capabilities developed by these companies. If the Company were unable to renew these licenses, or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

PRODUCT DEVELOPMENT:  INTERNET

The Company is currently developing a Java-based component architect software application to incorporate into the MAXIMO product technologies emerging in conjunction with the Internet. Internet technologies and applications generally are developing and gaining acceptance rapidly in the market. MRO supply chain management using electronic commerce is a nascent market with many standards and technologies remaining to be developed. Accordingly, developing technologies pose risks to the Company. The Company believes that electronic commerce products and technologies compliment the Company's existing products. There can be no assurance that the Company will successfully anticipate trends in this market, that the Company will be successful in Internet technology development or acquisition efforts or that the Company's Internet applications, if developed, will achieve market acceptance.

LIMITED INTELLECTUAL PROPERTY PROTECTION

The Company's success is dependent upon proprietary technology. The Company currently has no patents and protects its technology primarily through copyrights, trademarks, trade secrets and employee and third party non-disclosure agreements. The Company's software products are sometimes licensed to customers under "shrink wrap" licenses included as part of the product packaging. Although, in larger sales, the Company's shrink wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases its shrink wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or development by others of similar technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future.

DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on certain key executive officers and technical employees, the loss of one or more of whom could have an adverse impact on the future operations of the Company. The Company continues to hire a significant number of additional sales, services and technical personnel. Competition for hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with the appropriate qualifications within the desired geographic locations, or with certain industry specific domain expertise. It is widely held that the technology industry is at or beyond a condition of full employment. The Company does not have employment contracts with, and does not maintain key person life insurance policies on, any personnel although it does have an arrangement relating to severance payments with David M. Sample, the Company's President, Chief Executive Officer and Chairman of the Board. In addition, the Company may need to hire additional skilled personnel to support the continued growth of its business. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees.

MAXIMO ADVANTAGE; MAINTENANCE AUTOMATION CORPORATION

The core of the software constituting MAXIMO ADvantage was acquired by the Company through its acquisition of Maintenance Automation Corporation ("MAC"). MAC's product, Chief ADvantage, has been renamed MAXIMO ADvantage and enhanced since the acquisition. The software architecture for PC-based MAXIMO ADvantage is significantly different from the client/server architecture of MAXIMO Enterprise and Workgroup. Since its acquisition of MAC, the Company has incurred significant additional and unexpected costs in developing a new release of MAXIMO ADvantage that meets the quality and functionality standards demanded by the Company. In addition to these unexpected costs, there was a delay in excess of six months in completing a new release of this product. The Company has restructured MAC's telesales distribution operation for MAXIMO ADvantage. No assurance can be given that MAC will in the future be profitable or that its telesales distribution operation for MAXIMO ADvantage will achieve the Company's goals.

CERTAIN RISKS ASSOCIATED WITH ACQUISITIONS

As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products, or technologies and to enter into joint ventures and strategic alliances with other companies. There can be no assurance that the Company would be successful in overcoming the risks associated or problems encountered in connection with such business combinations, investments, or joint ventures, or that such transactions will not materially adversely affect the Company's business, financial condition, or operating results.

POSSIBLE CONTINUED VOLATILITY OF STOCK PRICE

Fiscal 1997 was marked by significant fluctuations in the market price of the common stock, par value $.01 per share, of the Company (the "Common Stock"). Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as quarterly variations in the Company's results of operations and market conditions in the industry, may cause the market price of the Common Stock to continue to fluctuate significantly. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations also may adversely affect the market price of the Common Stock.

LITIGATION RISKS

The Company is subject to the normal risks of litigation with respect to its business operation.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have date sensitive software and use two digits only may recognize a date using "00" as the year 1900 rather than the year 2000.

The Company has made a recent assessment of its internal business information systems and estimate that the costs associated with preparing internal systems for the Year 2000 should not exceed $100,000. The Company also utilizes other third party software products, network equipment and telecommunications products. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue relating to third party products, failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

The Company warrants that its current versions of MAXIMO and P/X client/server products and MAXIMO ADvantage are year 2000 enabled. The Company's other product Project 2 is no longer sold but the Company does offer support for this product. The Company will release an upgrade of this product that is year 2000 enabled. The Company estimates that the cost to upgrade this product and any other older versions of its products will not have a material adverse effect on its results of operations or financial condition.

EFFECT OF ACCOUNTING PRONOUNCEMENTS

Statement of Position ("SOP") 97-2, "Software Revenue Recognition" was issued in October 1997 and addresses software revenue recognition matters. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. In March 1998, the adoption date of certain provisions of SOP No. 97-2 were postponed. Based upon its reading and interpretation of SOP 97-2 the Company believes its current revenue recognition policies and practices are materially consistent with the SOP.

NO REVISIONS OR UPDATES TO FORWARD-LOOKING STATEMENTS

The Company will have no obligation to release publicly any revision or update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                          Part II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

      3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996,) and incorporated herein by reference)

      3.3 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement and included as
            Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

      4.    Intruments Defining the Rights of Security-Holders

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

                  Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement and included as Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

                  4.5 Form of Rights Certificate (which is attached as Exhibit B to the Rights Agreement and included as included as Exhibit 4(c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

      10    Material Contracts

            10.1 Stock Purchase Agreement dated as of February 6, 1998 among Project Software & Development, Inc. PSDI Canada Limited, Inc., A.R.M. Group Inc. and the Stockholders of A.R.M. Group Inc.

            10.2  1998 Executive Bonus Plan

            27.1  Financial Data Schedule

            27.2  Financial Data Schedule

            27.3  Financial Data Schedule

            27.4  Financial Data Schedule

            27.5  Financial Data Schedule

            27.6  Financial Data Schedule

            27.7  Financial Data Schedule


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

                                   PROJECT SOFTWARE & DEVELOPMENT, INC.


Date:    May 15, 1998                    By:   /s/ Paul D. Birch
         ------------                          ------------------------------
                                         Paul D. Birch
                                         Authorized Officer
                                         Executive Vice President Finance &
                                         Administration, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial Officer)

                                                EXHIBIT INDEX

EXHIBIT
NO.      DESCRIPTION                                                      PAGE
---      ---------------------------------------------------------------------

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration
        Statement on Form S-1, Registration No. 33 -76420, and incorporated herein by reference)

3.2 Restated By-Laws of the Company, as amended(included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, commission File No. 0-23852) and incorporated herein by reference)

3.3     Form of Certificate of Designation of Series A Junior
        Participating Preferred Stock of Project Software &
        Development, Inc. (included as Exhibit 4(b)to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852,and incorporated herein by reference)

4.1     Specimen certificate for the Common Stock of the Company
        (included as exhibit4.1 to the Company's Registration
        Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

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

4.4     Form of Certificate of Designation of Series A Junior
        Participating Preferred Stock of Project Software &
        Development, Inc. (included as Exhibit 4(b)to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852,and incorporated herein by reference)

4.5 Form of Rights Certificate (included as Exhibit 4(c)to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852,and incorporated herein by reference)

10.1 Stock Purchase Agreement dated as of February 6, 1998 among Project Software & Development, Inc., PSDI Canada Limited, Inc., A.R.M. Group Inc. ad the Stockholders of A.R.M. Group Inc.

10.2    1998 Executive Bonus Plan

27.1    Financial Data Schedule

27.2    Financial Data Schedule

27.3    Financial Data Schedule

27.4    Financial Data Schedule

27.5    Financial Data Schedule

27.6    Financial Data Schedule

27.7    Financial Data Schedule