Form 10-Q
period 1998-06-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1998-08-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

(mark one)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

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

                  100 CROSBY DRIVE, BEDFORD MASSACHUSETTS 01730
          (Address of principal executive offices, including zip code)
                         (formerly at 20 University Road
                              Cambridge, MA 02138)

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

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 9,995,951 shares of common stock, $.01 par value per share, as of July 31, 1998.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX

PAGE
----

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                             PAGE

          Consolidated Balance Sheets (unaudited) as of
          June 30, 1998 and September 30, 1997.                              3

          Consolidated Statements of Operations (unaudited) for
          the three and nine months ended June 30, 1998 and 1997.            4


          Consolidated Statements of Cash Flows (unaudited) for
          the nine months ended June 30, 1998 and 1997.                      5


          Notes to Consolidated Financial Statements (unaudited).            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               11

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY                       31
          HOLDERS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  31

          SIGNATURE                                                         33

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                         JUNE 30,    SEPTEMBER 30,
                                                           1998          1997
                                                         --------    -------------
                                     ASSETS
(IN THOUSANDS,EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents                              $ 20,802      $ 25,964
  Marketable securities                                    38,414        38,299
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,328 at June 30,
   1998 and $2,286 at September 30, 1997, respectively     29,325        24,021
  Prepaid expenses                                          3,252         1,877
  Other assets                                              1,045         1,244
  Deferred income taxes                                     1,596         1,806
                                                         --------      --------
    Total current assets                                   94,434        93,211
                                                         --------      --------

Property and equipment, net                                 9,373         7,322
Computer software costs, net                                  383            --
Goodwill, net                                               1,175         1,447
Deferred income taxes                                         333           214
Other assets                                                   56            45
                                                         --------      --------
    Total assets                                         $105,754      $102,239
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  9,718      $  9,809
  Accrued compensation                                      3,725         4,494
  Income taxes payable                                      3,228         3,678
  Deferred revenue                                         12,315         9,750
  Deferred income taxes                                       155           394
                                                         --------      --------
    Total current liabilities                              29,141        28,125
                                                         --------      --------

Deferred income taxes                                         451            12
Deferred rent                                                 103            12
Deferred revenue                                               84           120

Commitments and contingencies

                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;1,000,000 authorized,
  none issued and outstanding                                  --            --
Common stock, $.01 par value;15,350,000 authorized;
  issued and outstanding 9,995,621 and 9,856,474 for
  June 30, 1998 and September 30, 1997, respectively          100            99
Additional paid-in capital                                 49,603        48,163
Retained earnings                                          27,313        26,108
Cumulative translation adjustment                            (649)         (629)
Net unrealized (loss)/gain on marketable securities          (392)          229
                                                         --------      --------
    Total stockholders' equity                             75,975        73,970
                                                         --------      --------

    Total liabilities and stockholders' equity           $105,754      $102,239
                                                         ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

                                       PROJECT SOFTWARE & DEVELOPMENT, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)



                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                               -----------------------------      ------------------------------
                                                   1998             1997              1998              1997
(IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA)
  Revenues:
    Software                                   $     13,754      $    11,277      $     38,150      $     36,165
    Support and services                             17,496           12,375            46,450            33,052
                                               ------------      -----------      ------------      ------------
       Total revenues                                31,250           23,652            84,600            69,217
                                               ------------      -----------      ------------      ------------

  Cost of revenues:
    Software                                          1,147              747             2,976             1,998
    Support and services                              9,038            6,293            23,658            17,475
                                               ------------      -----------      ------------      ------------
       Total cost of revenues                        10,185            7,040            26,634            19,473
                                               ------------      -----------      ------------      ------------
  Gross margin                                       21,065           16,612            57,966            49,744

  Operating expenses:
    Sales and marketing                               9,856            8,337            27,027            23,908
    Product development                               3,622            2,873             9,391             8,247
    General and administrative                        2,411            2,129             7,106             7,088
    Charge for purchased in-process
       product development                              ---              ---             9,172               ---
                                               ------------      -----------      ------------      ------------
       Total operating expenses                      15,889           13,339            52,696            39,243
                                               ------------      -----------      ------------      ------------

  Income from operations                              5,176            3,273             5,270            10,501
    Interest income (expense), net                      659              752             2,055             1,698
    Other income (expense), net                        (100)            (122)             (331)             (263)
                                               ------------      -----------      ------------      ------------
  Income before income taxes                          5,735            3,903             6,994            11,936
  Provision for income taxes                          2,052            1,413             5,789             4,381
                                               ------------      -----------      ------------      ------------
  Net income                                   $      3,683      $     2,490      $      1,205      $      7,555
                                               ============      ===========      ============      ============

  Net income per share, basic                  $       0.37      $       0.2      $       0.12      $       0.77
                                               ------------      -----------      ------------      ------------
  Net income per share, diluted                $       0.36      $       0.2      $       0.12      $       0.75
                                               ------------      -----------      ------------      ------------

  Shares used to calculate net
    income per share
    Basic                                         9,971,370        9,826,396         9,915,800         9,767,357
    Diluted                                      10,121,729        9,971,731        10,077,254        10,077,804

  Supplemental Data: (1)
    Adjusted operating income                  $      5,176      $     3,273      $     14,442      $     10,501
    Adjusted net income applicable to          $      3,683      $     2,490      $     10,377      $      7,555
       shareholders
    Shares used to calculate net income          10,121,729        9,971,731        10,077,254        10,077,804
       per share, diluted
    Adjusted net income per share, diluted     $       0.36      $      0.25      $       1.03      $       0.75


    (1) Excludes charge for purchased in-process product development.


              The accompanying notes are an integral part of the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                JUNE 30,           JUNE 30,
                                                                  1998                1997
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income                                                    $  1,205           $   7,555
  Adjustments to reconcile net income to net
    cash provided by operating activities:

    Depreciation and amortization                                  3,087               2,521
    Loss on sale and disposal of property
      and equipment                                                  ---                  37
    Amortization of discount on marketable securities                 84                 315
    Deferred rent                                                     91                 (51)
    Deferred taxes                                                   287                  54
    Charge for purchased in-process product development            9,184                 ---
    Changes in operating assets and liabilities, net
      of effect of acquisitions:
      Accounts receivable                                         (5,230)              4,306
      Prepaid expenses                                            (1,360)                (55)
      Other assets                                                   183                (548)
      Accounts payable                                            (1,515)               (716)
      Accrued compensation                                          (723)             (1,901)
      Income taxes payable                                          (437)                813
      Deferred revenue                                             2,626               1,018
                                                                --------           ---------
Net cash provided by operating activities                          7,482              13,348
                                                                --------           ---------

Cash flows from investing activities:
    Acquisitions of business, net of cash                         (7,466)                ---
    Acquisitions of property and equipment                        (3,571)             (3,049)
    Additions to computer software costs                          (1,081)                (88)
    Purchase of marketable securities                            (66,605)           (102,525)
    Sale of marketable securities                                 65,785             101,874
                                                                --------           ---------
Net cash used in investing activities                            (12,938)             (3,788)
                                                                --------           ---------

Cash flows from financing activities:
    Payments on bank loans                                          (467)                ---
    Payments of debenture                                         (1,050)                ---
    Proceeds from exercise of stock options
     including related tax benefit                                 1,442               2,580
                                                                --------           ---------
Net cash (used in)/provided by financing activities                  (75)              2,580
                                                                --------           ---------

Effect of exchange rate changes on cash                              369                (451)
                                                                --------           ---------

Net (decrease) increase in cash and cash equivalents              (5,162)             11,689

Cash and cash equivalents, beginning of period                    25,964               9,097
                                                                --------           ---------

Cash and cash equivalents, end of period                        $ 20,802           $  20,786
                                                                ========           =========


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



A.   BASIS OF  PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the "Company"), as of June 30, 1998 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 1998, or for any other future period.

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

Basic and diluted earnings per share are calculated as follows:

                                                    THREE MONTHS ENDED
BASIC EPS                                        06/30/98        06/30/97
---------------------------------------------------------------------------

Net income                                     $ 3,682,532     $ 2,490,478
Weighted average common shares outstanding       9,971,370       9,826,396
Basic income per share                         $      0.37     $      0.25


DILUTED EPS
---------------------------------------------------------------------------
Net income                                     $ 3,682,532     $ 2,490,478
Weighted average common shares outstanding       9,971,370       9,826,396
Common stock equivalents                           150,359         145,335
                                              -----------------------------
  Total diluted shares                          10,121,729       9,971,731

Diluted income per share                       $      0.36     $      0.25



                                                    NINE MONTHS ENDED
BASIC EPS                                        06/30/98        06/30/97
---------------------------------------------------------------------------

Net income                                     $ 1,204,524     $ 7,555,034
Weighted average common shares outstanding       9,915,800       9,767,357
Basic income per share                         $      0.12     $      0.77


DILUTED EPS
---------------------------------------------------------------------------

Net income                                     $ 1,204,524     $ 7,555,034
Weighted average common shares outstanding       9,915,800       9,767,357
Common stock equivalents                           161,454         310,447
                                              -----------------------------
  Total diluted shares                          10,077,254      10,077,804

Diluted income per share                       $      0.12     $      0.75

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

Statement of Financial Accounting Standards No. 133 on accounting for derivative instruments and hedging activities was adopted in June 1998. It becomes effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will adopt SFAS 133 in the fiscal year ended September 30, 2000.

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

D.   COMPUTER SOFTWARE COSTS

Internally developed software costs capitalized were $0 and $675,000 for the three and nine months ended June 30, 1998. There were no software costs capitalized in the three and nine months ended June 30, 1997. Amortization expense was $135,000 and $106,000 for the three months ended June 30, 1998 and 1997, respectively, and $293,000 and $360,000 for the nine months ended June 30, 1998 and 1997, respectively. Software costs are amortized on a straight-line basis over the estimated useful or market life of the software (generally, fifteen months).

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

F.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash paid for interest and taxes were as follows:

                                                         Nine Months Ended
                                                        ------------------
     (in thousands)                                       1998       1997
                                                        -------     ------

     Interest.........................................  $    11     $    4
     Income taxes.....................................    4,753      2,423

     Acquisitions of businesses were as follows:

                                                         Nine Months Ended
                                                        ------------------
     (in thousands)                                       1998       1997
                                                        -------     ------

     Fair value of assets acquired....................  $10,280     $  ---
     Fair value of liabilities assumed................    2,751        ---
     Net cash payments................................    6,400        ---

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

OVERVIEW

The Company develops, markets and supports enterprise asset maintenance software used by businesses, government and other organizations to improve the productivity of facilities, plants and production equipment. The Company's revenues are derived primarily from two sources: software licenses and fees for services, including support contracts, training and consulting services and connect fees for on-line charges to engage in electronic commerce for Maintenance Repair Operations ("MRO") supplies.

The Company's principal products are its client/server versions of MAXIMO. Client/server MAXIMO runs on Oracle 7 and 8, SQLServer, SQLBase and SYBASE platforms. The product acquired as a result of the acquisition of Maintenance Automation Corporation ("MAC") on March 1, 1996, MAXIMO ADvantage, is intended for the lower-end maintenance market. MAXIMO ADvantage supports Microsoft Access for the single user, PC LAN segment.

The Company made the English language version of MAXIMO 4.0 generally available in March 1998 for new clients. The release of MAXIMO 4.0 combines an open architecture with self-service Java components and enhanced safety work management and materials management features, which helps organizations better manage maintenance operations and prevent equipment disruptions and down time. MAXIMO 4.0 includes safety and compliance features so that companies can implement in-depth tracking and reporting processes that adhere to mandated regulatory guidelines.

Over the next two quarters of calendar year ended 1998, the Company will be offering pre-configured applications with industry specific MAXIMO modules packaged into the base product. The new offerings will be priced competitively and will be supported by standard implementation packages tailored specifically for facilities, mid-tier manufacturing and companies with sophisticated fleet management needs. MAXIMO for Facilities, MAXIMO for Industry, and MAXIMO Enterprise for Transportation was made generally available in July 1998 and MAXIMO Enterprise for Utilities, MAXIMO Enterprise for Energy, MAXIMO Enterprise for Process, and MAXIMO Enterprise for Telecommunications will be available in the fall of 1998. (1)

The Company's other client/server product, P/X, is no longer actively sold or marketed. The Company also no longer actively markets its mainframe and other project management software products. However, the Company does provide technical support and other services to the P/X and mainframe installed customer base.

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









-----------------------------
(1) Forward looking statement

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUES

                                       Three        CHANGE %         Three
                                      Months                         Months
                                       Ended                         Ended
(in thousands)                       06/30/98                      06/30/97
----------------------------------------------------------------------------
Software licenses                     $13,754         22.0%         $11,277
Percentage of total revenues             44.0%                         47.7%

Support and services                  $17,496         41.4%         $12,375
Percentage of total revenues             56.0%                         52.3%

Total revenues                        $31,250         32.1%         $23,652


The growth in total revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues from sales outside the United States increased 38.7% to $13.9 million or 44.5% of total revenues for the three months ended June 30, 1998, compared to $10.0 million or 42.4% of total revenues for the three months ended June 30, 1997.

Revenues from the client/server versions of MAXIMO increased 36.4% to $29.2 million or 93.3% of total revenues for the three months ended June 30, 1998 compared to $21.4 million or 90.5% of total revenues for the three months ended June 30, 1997. The increase in MAXIMO client/server revenues for the quarter is attributable to an increase in support and services and the average selling price due to an increase in the average number of users licensed and the general availability of MAXIMO Release 4.0 in English. Also, during the current quarter, the Company concluded a multimillion dollar agreement which contributed $2.8 million in license revenues for this quarter. This agreement will provide additional software, services and support revenues to the Company over a three year period.(1)

Revenues from MAXIMO ADvantage decreased 19.9% to 3.8% of total revenues for the three months ended June 30, 1998 compared to 6.2% of total revenues for the three months ended June 30, 1997. The Company has reduced the sales force size to improve the profitability of this business unit.



-----------------------------
(1) Forward looking statement

Revenues from licenses of P/X and from related support and services decreased 32.2% to 1.2% of total revenues for the three months ended June 30, 1998 compared to 2.3% of total revenues for the three months ended June 30, 1997. The Company no longer focuses on selling and marketing this product.

The Company recognized revenues of $438 thousand for the quarter for its new electronic commerce product, M|Net, acquired as a result of the A.R.M. Group Inc. acquisition on February 6, 1998.

The increase in support and services revenues is attributable to increases in both MAXIMO support contracts and consulting services. Consulting services continue to be a larger percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO client/server product. Currently, approximately 90% of all MAXIMO client/server customers renew their maintenance contracts.

COST OF REVENUES
                                       Three        CHANGE %         Three
                                      Months                         Months
                                       Ended                         Ended
(in thousands)                       06/30/98                      06/30/97
----------------------------------------------------------------------------
Software licenses                      $1,147         53.5%           $747
Percentage of software licenses           8.3%                         6.6%
Support and services                   $9,038         43.6%         $6,293
Percentage of support and services       51.7%                        50.9%

Total cost of revenues                $10,185         44.7%         $7,040
Percentage of total revenues             32.6%                        29.8%


Cost of software revenues consists of royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The increase in the cost of software revenues is due primarily to royalties paid to third party vendors for software and costs for third party software products. Also contributing to the increase is a one time write off of $140 thousand for a prepaid software royalty. The Company determined that the third party licensed software would not operate in an integrated enterprise environment.

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

The cost of the services component as a percentage of services revenues increased to 68.4% from 68.1% for the three months ended June 30, 1998 and 1997, respectively.

OPERATING EXPENSES
                                       Three        CHANGE %         Three
                                      Months                         Months
                                       Ended                         Ended
(in thousands)                       06/30/98                      06/30/97
----------------------------------------------------------------------------
Sales and marketing                   $9,856          18.2%          $8,337
Percentage of total revenues            31.5%                          35.2%

Product development                   $3,622          26.1%          $2,873
Percentage of total revenues            11.6%                          12.1%

General and administrative            $2,411          13.2%          $2,129
Percentage of total revenues             7.7%                           9.0%


The increase in sales and marketing expenses in the three months ended June 30, 1998 is primarily due to increases in sales support and marketing personnel, sales commissions and travel and lodging expenses due partially to price increases imposed by the airline and travel industries. The comparative quarter's expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved.

The increase in product development expenses in the three months ended June 30, 1998 is primarily due to the engagement of additional employees, third party consultants and product translation services costs. There were no internal software costs capitalized in the three months ended June 30, 1998 and 1997. The comparative quarter's expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved. The Company will continue to make investments in a new MAXIMO Java-based component architecture including a mobile application suite of products.(1) The Company will also expend development dollars on its M|Net electronic commerce product for MRO supply chain management.(1) The Company will continue to invest in client/server MAXIMO including application programming interfaces to enterprise resource planning application software products developed by Oracle, Peoplesoft and SAP.(1) Additionally, a new version of client/server MAXIMO will be made available later in the year that will support the European Monetary Policy.(1)

The increase in general and administrative expenses for the three months ended June 30, 1998 is primarily due to an increase in growth in operations and legal fees for proxy statement review



-----------------------------
(1) Forward looking statement
and preparation, partially offset by a smaller bad debt reserve over the prior quarter as adequate reserves have been established. The comparative quarter's expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved.


NON-OPERATING EXPENSES
                                       Three        CHANGE %         Three
                                      Months                         Months
                                       Ended                         Ended
(in thousands)                       06/30/98                      06/30/97
----------------------------------------------------------------------------
Interest income(expense),net            $ 659        (12.4%)         $ 752
Other income (expense),net              $(100)       (18.0%)         $(122)


Interest income for the three months ended June 30, 1998 is attributable to interest earned on cash equivalents from cash flow generated from operations including accounts receivable collections. The days sales outstanding improved to 84 days at June 30, 1998 compared to 87 days at June 30, 1997. The Company has established a target of 90 to 95 days for its days sales outstanding.(1) Other expense is primarily attributable to accrued translation losses on certain Asian receivables. Given the nature of the Asian economies, further losses may be realized in the future if the currencies do not stabilize in relation to the dollar. (1)

PROVISION FOR INCOME TAXES

The Company's effective tax rates were 35.8% and 36.2% for the three months ended June 30, 1998 and 1997, respectively. The Company anticipates that its 1998 effective quarterly tax rates will not exceed 36%. (1)

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE, 30, 1997

REVENUES
                                       Nine         CHANGE %          Nine
                                      Months                         Months
                                       Ended                         Ended
(in thousands)                       06/30/98                      06/30/97
----------------------------------------------------------------------------
Software licenses                     $38,150          5.5%         $36,165
Percentage of total revenues             45.1%                         52.2%

Support and services                  $46,450         40.5%         $33,052
Percentage of total revenues             54.9%                         47.8%

Total revenues                        $84,600         22.2%         $69,217



-----------------------------
(1) Forward looking statement

The growth in total revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's total revenues are derived from operations outside the United States. Revenues from sales outside the United States increased 31.5% to $38.8 million or 45.8% of total revenues for the nine months ended June 30, 1998, compared to $29.5 million or 42.6% of total revenues for the nine months ended June 30, 1997.

Revenues from the client/server versions of MAXIMO increased 25.5% to $78.7 million or 93.0% of total revenues for the nine months ended June 30, 1998 compared to $62.7 million or 90.6% of total revenues for the nine months ended June 30, 1997. The increase in MAXIMO client/server revenues for the nine months ended June 30, 1998 is attributable to an increase in support and services and the average selling price due to an increase in the average number of users licensed and the general availability of MAXIMO Release 4.0 in English.

Revenues from MAXIMO Advantage decreased 8.3% to 4.3% of total revenues for the nine months ended June 30, 1998 compared to 5.7% of total revenues for the nine months ended June 30, 1997. The Company has reduced the sales force size to improve the profitability of this business unit.

Revenues from licenses of P/X and from related support and services decreased 32.5% to 1.5% of total revenues for the nine months ended June 30, 1998 compared to 2.7% of total revenues for the nine months ended June 30, 1997. The Company no longer focuses on selling and marketing this product.

The increase in support and services revenues is attributable to increases in both MAXIMO support contracts and consulting services. Consulting services continue to be a larger percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO client/server product.

COST OF REVENUES
                                       Nine         CHANGE %          Nine
                                      Months                         Months
                                       Ended                         Ended
(in thousands)                       06/30/98                      06/30/97
----------------------------------------------------------------------------
Software licenses                      $2,976         48.9%          $1,998
Percentage of software licenses           7.8%                          5.5%

Support and services                  $23,658         35.4%         $17,475
Percentage of support and services       50.9%                         52.9%

Total cost of revenues                $26,634         36.8%         $19,473
Percentage of total revenues             31.5%                         28.1%

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

OPERATING EXPENSES
                                       Nine         CHANGE %          Nine
                                      Months                         Months
                                       Ended                         Ended
(in thousands)                       06/30/98                      06/30/97
----------------------------------------------------------------------------
Sales and marketing                   $27,027         13.0%         $23,908
Percentage of total revenues             31.9%                         34.5%

Product development                    $9,391         13.9%          $8,247
Percentage of total revenues             11.1%                         11.9%

General and administrative             $7,106          .25%          $7,088
Percentage of total revenues              8.4%                         10.2%

In-Process Product Development         $9,172           N/A             N/A
Percentage of total revenues             10.8%          N/A             N/A


The increase in sales and marketing expenses in the nine months ended June 30, 1998 is primarily due to increases in the number of sales support and marketing personnel, sales commissions and price increases imposed by the airline and travel industries. The comparative quarter's expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved.

The increase in product development expenses in the nine months ended June 30, 1998 is primarily due to the engagement of additional employees, third party consultants and product translation services. Software costs capitalized in the nine months ended June 30, 1998 and 1997 were $675,000 and $0, respectively. The comparative quarter's expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved. The Company will continue to make investments in a new MAXIMO Java-based component architecture including a mobile application suite of products.(1)



-----------------------------
(1) Forward looking statement

The Company will also expend development dollars on its M|Net electronic commerce product for MRO supply chain management.(1) The Company will continue to invest in client/server MAXIMO including application programming interfaces to enterprise resource planning application software products developed by Oracle, Peoplesoft and SAP.(1) Additionally, a new version of client/server MAXIMO will be made available later in the year that will support the European Monetary Policy.(1)

In connection with the A.R.M. Group Inc. acquisition, the Company acquired in-process product development of $9.2 million. The Company determined that certain aspects of the acquired technology had not reached technological feasibility and had no alternative future use. The Company reached this conclusion based on information prepared by a third party. The Company expensed the portion of the purchase price allocable to in-process product development at the date of acquisition.

NON-OPERATING EXPENSES
                                       Nine         CHANGE %          Nine
                                      Months                         Months
                                       Ended                         Ended
(in thousands)                       06/30/98                      06/30/97
----------------------------------------------------------------------------
Interest income (expense),net          $2,055         21.0%         $1,698
Other income (expense),net             $ (331)        25.9%         $ (263)


The increase in interest income for the nine months ended June 30, 1998 is attributable to interest earned on increased cash equivalents from cash flow generated from operations including accounts receivable collections. Other expense is primarily attributable to accrued translation losses on certain Asian receivables. Given the nature of the Asian economies, further losses may be realized in the future if the currencies do not stabilize in relation to the dollar. (1)

PROVISION FOR INCOME TAXES

The Company's effective tax rate before a one time non-deductible charge for purchased in-process product development was 35.8% for the nine months ended June 30, 1998. The Company's effective tax rate for the nine months ended June 30, 1997 was 36.7%. The income tax expense provided during 1998 reflects the nondeductible nature of certain charges related to the acquisition of the A.R.M. Group Inc. The Company anticipates that its 1998 effective annual tax rates will not exceed 36%. (1)



-----------------------------
(1) Forward looking statement

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash and cash equivalents and marketable securities of approximately $59.2 million and working capital of $65.3 million. Cash generated by operations for the nine months ended June 30, 1998 was $7.5 million, primarily attributable to the purchase of in-process product development in connection with the A.R.M. Group acquisition and depreciation.

Contributing to the use of cash by operations was an increase in receivables as a result of the increase in revenues, bonuses paid to employees, income taxes paid, payments made to trade vendors, and prepaid royalties paid to third party software vendors. Cash used in investing activities totaled $12.9 million, primarily for improvements related to the relocation of the Company's corporate headquarters in December 1997 and the purchase of marketable securities and the purchase of property and equipment. Cash used in financing activities was $75 thousand, primarily for payment of debentures and bank loans assumed from the acquisition of the A.R.M. Group Inc., offset by proceeds received from exercises of employee stock options.

As of June 30, 1998, the Company's principal commitments consisted primarily of an office lease for its headquarters. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through November 2003. The Company relocated its corporate headquarters in December 1997. Under the terms of the lease agreement, upon termination of the lease the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company's expenditures for construction and leasehold improvements in connection with the relocation were $2.2 million.

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






-----------------------------
(1) Forward looking statement

Management has initiated a program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The Company will also assess the readiness of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company utilizes other third party software products, network equipment and telecommunications products. Failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. There can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company currently estimates that the costs associated with preparing internal systems for the Year 2000 should not exceed $100,000.(1) There can be no assurances that as the Company continues its program of reviewing internal systems that the costs will not exceed $100,000. The Company will develop a contingency plan based on the final results gathered from its suppliers and third parties.(1)

The Company warrants to its customers that its current versions of MAXIMO and P/X client/server products and MAXIMO ADvantage are year 2000 enabled. The Company's other product Project 2 is no longer sold but the Company does offer support for this product. The Company will release an upgrade of this product that is year 2000 enabled. The Company estimates that the cost to upgrade this product and any other older versions of its products will not have a material adverse effect on its results of operations or financial condition.(1)

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states will adopt the euro as their common national currency. Thereafter, until January 1, 2002, (the transition period), either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located in participating European Union countries. As a result, the computer systems or software used by many companies may need to be upgraded to comply with euro requirements. The Company is currently expending development dollars on a new client/server version of MAXIMO that will support the European Monetary Policy. The amount of development



-----------------------------
(1) Forward looking statement
dollars spent on the euro release will not have a material adverse effect on the Company's results of operations or financial condition. The Company has initiated a program to determine what, if any, internal systems need to be replaced to comply with the European Monetary Policy.(1)

FACTORS AFFECTING FUTURE PERFORMANCE

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

RAPID TECHNOLOGICAL CHANGE

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements. The Company's success depends upon its ability to continue to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. In particular, the Company believes that it must continue to respond quickly to users' needs for broad functionality and to advances in hardware and operating systems. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenues. There can be no assurance that the




-----------------------------
(1) Forward looking statement

Company will be successful in developing and marketing new products or product enhancements, or that the Company will not experience significant delays in developing such new products or product enhancements. Such delays could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products and product enhancements developed by the Company will achieve market acceptance.

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

The Company made the English language version of MAXIMO Release 4.0 generally available in March 1998 for new clients. The failure of MAXIMO 4.0 to achieve market acceptance would have a material adverse effect on the Company's business and financial results.

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

The Company generally ships its products upon receipt of orders and maintains no significant product backlog. As a result, revenues from license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. A delay in or loss of orders can cause significant variations in operating results. A significant portion of the Company's operating expenses are fixed in the short term, and planned expenditures are based primarily on sales forecasts. Accordingly, if revenues do not meet the Company's expectations in any given quarter, operating results may be materially adversely affected.

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

The market for asset maintenance software is fragmented by geography, by hardware platform and by industry orientation, and is characterized by a large number of competitors. Currently, the Company's client/server versions of MAXIMO, MAXIMO Enterprise and MAXIMO Workgroup, compete with products of a number of large vendors some of which have traditionally provided maintenance software running on mainframes and minicomputers and are now offering systems for use in the client/server environment. MAXIMO Enterprise also competes with integrated enterprise resource planning systems which are provided by several large vendors and which include maintenance modules. MAXIMO Workgroup encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality to enter the client/server market.

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

A significant portion of the Company's total revenue is derived from international operations which are conducted in foreign currencies. Changes in the values of these foreign currencies relative to the United States dollar have in the past adversely affected, and may in the future affect, the Company's results of operations and financial position. Gains and losses on translation to United States dollars and settlement of receivables from international subsidiaries may contribute to fluctuations in the Company's results of operations. To date, the Company has not engaged in currency hedging transactions. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations. The Company experienced lower than anticipated revenue growth rates in the Asia Pacific region during the first three quarters of fiscal 1998 in part due to the economic difficulties that have occurred throughout this region. There can be no assurances that the economy of this region will recover in the near future or that the Company's growth rates in this geographic region will return to the previous levels if the recovery occurs.

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

The Company has entered into nonexclusive license agreements with Centura Software Corporation, Scribe Technologies, Incorporated, Cognos Corporation, Netronic Software GmbH, HSB Reliability Technologies Corporation, Intelligent Labeling Technologies, Incorporated, WebLogic, Incorporated, Connect
Software, Inc., Marimba, Inc., and Intermat, Inc. pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses, or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

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

LIMITED INTELLECTUAL PROPERTY PROTECTION

The Company's success is dependent upon proprietary technology. The Company currently has no patents and protects its technology primarily through copyrights, trademarks, trade secrets and employee and third party nondisclosure agreements. The Company's software products are sometimes licensed to customers under"shrink wrap" licenses included as part of the product packaging. Although, in larger sales, the Company's shrink wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases its shrink wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or development by others of similar technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future.

GENERAL ECONOMIC RISK FACTORS

To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation will not adversely affect the Company's financial results in the future.

DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on certain key executive officers and technical employees, the loss of one or more of whom could have an adverse impact on the future operations of the Company. The Company continues to hire a significant number of additional sales, services and technical personnel. Competition for hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with the appropriate qualifications within the desired geographic locations, or with certain industry specific domain expertise. It is widely believed that the technology industry is at or beyond a condition of full employment. The Company does not have employment contracts with, and does not maintain key person life insurance policies on, any personnel. In addition, the Company may need to hire additional skilled personnel to support the continued growth of its business. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees.

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

Management has initiated a program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The Company will also assess the readiness of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company utilizes other third party software products, network equipment and telecommunications products. Failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. There can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company currently estimates that the costs associated with preparing internal systems for the Year 2000 should not exceed $100,000. There can be no assurances that as the Company continues its program of reviewing internal systems that the costs will not exceed $100,000. The Company will develop a contingency plan based on the final results gathered from its supplier and third parties.

The Company warrants to its customers that its current versions of MAXIMO and P/X client/server products and MAXIMO ADvantage are year 2000 enabled. The Company's other product Project 2 is no longer sold but the Company does offer support for this product. The Company will release an upgrade of this product that is year 2000 enabled. The Company estimates that the cost to upgrade this product and any other older versions of its products will not have a material adverse effect on its results of operations or financial condition.

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states will adopt the euro as their national currency. Thereafter, until January 1, 2002, (the transition period), either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located in participating European Union countries. As a result, the computer systems or software used by many companies may need to be upgraded to comply with euro requirements. The Company is currently expending development dollars on a new client/server version of MAXIMO that will support the European Monetary Policy. The amount of development dollars spent on the euro release will not have a material adverse effect on the Company's results of operations of financial condition. The Company has initiated a program to determine what, if any, internal systems need to be replaced to comply with the European Monetary Policy.

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

Statement of Financial Accounting Standards No. 133 on accounting for derivative instruments and hedging activities was adopted in June 1998. It becomes effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will adopt SFAS 133 in the fiscal year ended September 30, 2000.

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

                                  Part II. OTHER INFORMATION



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Stockholders was held on May 28, 1998. At the Annual Meeting the stockholders of the Company voted to approve the following actions by the following votes:

     1. To elect Alan L. Stanzler as a Class II Director of the Company for a term of three years.

                                                    No. of Shares
                                                    -------------
           For                                        8,961,831
           Against                                      273,552
           Abstain                                            0
           No Vote                                      719,594

     2. To approve the proposal to ratify the selection by the Board of Directors of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the current fiscal year.

                                                    No. of Shares
                                                    -------------
           For                                        9,230,118
           Against                                        3,908
           Abstain                                        1,357
           No Vote                                      719,594


ITEM 5.    OTHER INFORMATION

           On May 18, 1998, David M. Sample resigned as Chairman of the Board of Directors, President and Chief Executive Officer. In addition, Robert L.Daniels was elected executive Chairman of the Board, Norman E. Drapeau, Jr. was elected President and Chief Executive Officer and Paul D. Birch was elected to the Board of Directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

     3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, File No. 0-23852, and incorporated herein by reference)

     3.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement and included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

     4.    Instruments Defining the Rights of Security-Holders

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

     (b)   Reports filed on Form 8-K

           The Company filed a current report on Form 8-K on June 16, 1998 with respect to a reorganization of the board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PROJECT SOFTWARE & DEVELOPMENT, INC.

Date: August 14, 1998                   By: /s/ Paul D. Birch
                                            ----------------------------------
                                            Paul D. Birch
                                            Authorized Officer
                                            Executive Vice President Finance &
                                            Administration, Chief Financial
                                            Officer and Treasurer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.        DESCRIPTION                                                      PAGE
-------    --------------------------------------------------------------   ----

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration
           No. 33-76420, and incorporated herein by reference)

3.2 Restated By-Laws of the Company, as amended(included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, commission File No. 0-23852) and incorporated herein by reference)

3.4        Form of Certificate of Designation of Series A Junior
           Participating Preferred Stock of Project Software &
           Development, Inc. (included as Exhibit 4(b)to the Company's Current Report on Form 8-K dated February 2, 1998, File
           No. 0-23852,and incorporated herein by reference)

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

27.        Financial Data Schedule