Form 10-K
period 1998-09-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1998-12-29
CIK 920354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
(mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)
                                ----------------

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

As of December 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $207,959,815 based on the last sale price of such stock on such date.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 10,023,508 shares of common stock, $.01 par value per share, as of December 15, 1998.

                       DOCUMENT INCORPORATED BY REFERENCE

         Certain portions of the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Total number of pages:

Exhibit index is located on page:

                                     PART I

ITEM 1. BUSINESS

GENERAL

Project Software & Development, Inc. ("PSDI" or the "Company") develops, markets and supports enterprise asset maintenance software used by businesses, government agencies and other organizations to assist them in maintaining high-value capital assets such as facilities, plants and production equipment. The Company complements its asset maintenance software with a computer communications network that enables businesses to engage in electronic commerce. The Company's products are designed to enable customers to reduce down-time, control maintenance expenses, cut spare parts inventories and costs, improve purchasing efficiency and more effectively deploy productive assets, personnel and other resources.

The Company's principal software product, an enterprise-wide client/server asset maintenance management application is MAXIMO(R). The client/server version of MAXIMO was first released in February 1991 and has been employed in production applications for more than seven years. Revenues from licenses of client/server MAXIMO have grown from $1,406,000 in fiscal year 1991 to $51,633,000 in fiscal year 1998. In fiscal 1996, the Company introduced a new suite of MAXIMO client/server products: MAXIMO Enterprise and MAXIMO Workgroup. MAXIMO Enterprise is intended for the high function, high usage segment of the maintenance management market. MAXIMO Workgroup is intended for the mid-range segment of the maintenance management market. On March 1, 1996 the Company acquired Maintenance Automation Corporation ("MAC"). The product acquired as a result of the acquisition of MAC, Chief Advantage, was renamed MAXIMO ADvantage. MAXIMO ADvantage is intended for the low end maintenance market.

In fiscal 1998, the Company enhanced its previous product offerings with industry specific focused applications. The new product offerings include MAXIMO for Industry, MAXIMO for Facilities, and MAXIMO Enterprise for Transportation. Additional Enterprise modules for Utilities, Energy, and Process will be released in the first quarter of fiscal 1999.

On February 6, 1998, the Company acquired the stock of A.R.M. Group Inc., Ontario, Canada. A.R.M. Group Inc. was a privately-held organization that helped businesses solve maintenance and indirect materials management problems. A.R.M. launched the M|net solution and emerged as a leader in shared inventory networks over which distributors, manufacturers and purchasers of Maintenance Repair Parts and Operating ("MRO") supplies conduct their business.

PRODUCTS

MAXIMO

The MAXIMO maintenance management software product is used to plan and manage ongoing maintenance and repair operations and to track related labor, parts and costs. Using MAXIMO, customers can prioritize tasks, assign work based on the availability of necessary parts and labor and analyze equipment failures in order to implement appropriate preventative maintenance measures. MAXIMO permits work orders to be generated and tracked electronically, and also to be linked to related information, such as labor and equipment records, job procedures, parts inventories and purchasing systems. Failure analysis using MAXIMO can assist in identifying root causes of equipment problems and aids in designing preventive maintenance procedures to reduce future equipment failure rates and downtime.

MAXIMO incorporates an intuitive graphical user interface based on Microsoft Windows, operates on a variety of commonly used server hardware platforms and network operating systems, and uses leading commercial SQL database management systems, including Oracle and Microsoft SQL Server. MAXIMO also offers the capability of fine tuning applications to suit specific work processes and mobile applications for gathering and downloading data. MAXIMO's open architecture supports connectivity to financial and other applications.

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

In March 1998, the Company made the English language version of MAXIMO 4.0 generally available for new clients. The release of MAXIMO 4.0 combines an open architecture with self-service Java components and enhanced safety work management and materials management features, that helps organizations better manage maintenance operations and prevent equipment disruptions and down time. MAXIMO 4.0 includes safety and compliance features so that companies can implement in-depth tracking and reporting processes that adhere to mandated regulatory guidelines. In the fourth quarter of fiscal year ended 1998, the Company released primary language versions of MAXIMO 4.0 in Brazilian Portuguese, Dutch, French, German, Japanese, Latin American Spanish, and Swedish.

In fiscal 1998, the Company introduced an industry specific focused applications strategy for MAXIMO and made generally available MAXIMO for Facilities, MAXIMO for Industry, and MAXIMO Enterprise for Transportation. These products are pre-configured applications with industry specific MAXIMO modules that are packaged into the base MAXIMO product. The new offerings will be priced competitively and will be supported by standard implementation packages tailored specifically for facilities, mid-tier manufacturing and companies with sophisticated fleet management needs. MAXIMO Enterprise for Utilities, MAXIMO Enterprise for Energy, and MAXIMO Enterprise for Process will be available in the first quarter of fiscal 1999. MAXIMO ADvantage is no longer an integral product offering of the Company.

MAXIMO FEATURES

MAXIMO is composed of a series of integrated modules, each of which is linked to the others and to a relational database management system. Each module includes one or more applications functions, including the following:

The Equipment Module tracks equipment, associated costs, histories, and failures of a serialized piece of equipment as it moves throughout a plant or facility.

Work Orders Module provides the ability to view detailed planning information, enter day to day maintenance requests, schedule work orders based on real-time criticality and compare budgets or estimates against actuals and historical work orders.

Preventative Maintenance Module generates preventative maintenance work orders individually, batched or automatically.

Resources Module maintains detailed company, service contract, and tool records for use in other modules to plan and analyze maintenance work.

Labor Module stores information by employee, craft or contractor. It maintains personnel files and reports labor on work orders in timecard format.

Calendars Module provides the ability to view calendars by month or day and associates calendars with labor and craft records to plan work based on equipment and labor availability.

Jobs Plans Module tracks multiple quantities and costs by operation or job plan.

Purchasing Module creates requests for proposal, blanket purchase orders and purchase agreements, purchase requisitions and purchase orders, records receipt of parts, analyzes vendor performance and integrates with accounting applications, including invoice matching and multiple currency functionality.

Inventory Module contains over 2,000 material classification templates, tracks items, costs and balances by bin, lot or storeroom, reorders automatically, forecasts materials, accesses up to date cost information and issues parts directly to work orders.

Safety Module offers users safety features such as identification of hazardous materials, lock out, tag out capabilities, identification of affected equipment and locations and tracking of permits.

MAXIMO OPTIONS

MAXIMO offers users a variety of integrated options, including, but not limited to, the following:

MAXIMO Integration Gateway's - MAXIMO integrates with multiple financial systems including package integration to Oracle(R), PeopleSoft(R), and SAP(R) financials.

Internet - MAXIMO allows the "Self Service" creation of new work requests and review of existing requests through any Java-enabled Internet browser, electronic commerce capabilities for the transfer of purchase orders to vendors and MRO-Online ability to download job plans and PM schedules.

MAXIMO Analyzer - MAXIMO Analyzer provides detailed information allowing users to rapidly pose multiple questions and assess responding data to make critical business decisions. The product converts significant transaction data into a functional analysis instrument utilizing PowerPlay(R) from Cognos, a leading supplier of business intelligence tools. MAXIMO Analyzer delivers true distributed Online Analytical Processing (OLAP) capabilities for MAXIMO users.

MAXIMO Rounds & MAXIMO Procedure Builder - MAXIMO Rounds & MAXIMO Procedure Builder are mobile and paperless work management systems, that integrate with other MAXIMO modules and install directly onto hand-held computers and utilize bar coding technology to ensure compliance with procedures and automation of routine and preventive practices for maintenance engineers.

MAXIMO ARCHITECTURE

MAXIMO's client/server versions are provided by a direct link to today's leading commercial SQL databases including the ORACLE and Microsoft SQL Server database products. MAXIMO accommodates database servers operating under Novell NLM, Windows NT and UNIX operating systems, and supports a variety of network operating systems, including Novell NetWare, Banyan VINES and IBM LAN Server for OS/2, and standard network communications protocols including TCP/IP and IPX/SPX. MAXIMO's use of a standard SQL database and support for a broad range of server platforms, network operating systems and communications protocols provides customers with the flexibility to match their computing resources to their needs, and facilitates the integration of data from other applications such as accounting and human resources.

MAXIMO client/server versions were built using a commercially available application development tool set, Centura Developer from Centura Corporation. As a result, MAXIMO's "front-end" user interface, including screens, menus and help messages, can readily be modified by the customer, using standard tools. In addition, tables, data structures and other elements of the "back-end" database can be modified by the customer using utilities provided by the Company. Therefore, the customer is neither constrained by a proprietary system design, nor does the customer need to rely on outside consultants with special expertise or knowledge of programming languages in order to customize the system to fit their needs.

The MAXIMO "Self Service" applications are the initial applications developed in a Java based, object oriented, component architecture designed to replace, in an evolutionary manner, the existing MAXIMO client/server architecture. This framework is initially being used to develop Java based self service applications and wireless applications running on hand held devices.

MAXIMO ADvantage runs on the Microsoft Access database and runs on stand-MAXIMO ADvantage was built using a commercially available application development tool set, Visual Basic from Microsoft Corporation. The core of the software constituting MAXIMO ADvantage was acquired by the Company through its acquisition of MAC. MAC's product, Chief Advantage, has been renamed MAXIMO ADvantage and enhanced since the acquisition.

M|NET

M|net is the electronic commerce product acquired as a result of the purchase of the A.R.M. Group Inc. in February 1998. M|net is an integrated maintenance supply network used by manufacturers and distributors that offers a solution for end users to improve processes by taking cost and redundancy out of the purchase of MRO products. It provides the electronic communication link between the manufacturer, distributor and end users. The Company has developed an M|net electronic commerce link to the MAXIMO purchasing module, that will enable customers to connect their MRO supply partners to their purchasing system.

M|net allows end users to locate, price, purchase and confirm order status of MRO supplies. By enabling MAXIMO users to procure their spare parts inventories electronically, M|net increases the efficiency of the maintenance supply chain, simplifies procurement, reduces machine downtimes and lowers acquisition costs.

M|net allows participating distributors and other service providers who subscribe to improve their service and scope of coverage with manufacturers. Manufacturers and distributors can reduce their transactions costs, improve delivery performance and customer service, and better manage their inventories. It also allows non-competing distributors to partner and compete against large distributors.

PRODUCT PRICING

The current U.S. list price for a single-user configuration of MAXIMO for Facilities or Industry is approximately $1,500, with an added fee for each additional user. The current U.S. list price for the minimum ten-user configuration of MAXIMO Enterprise for the vertical industry specific modules is $74,500 with an added fee for each additional user. The current U.S. list price for a single configuration of MAXIMO ADvantage is a minimum $2,995 for use with Microsoft Corporation's Access database. A number of optional modules are available for all products and the pricing varies by module. Discounts from the Company's list prices may be made available for volume purchasers or for competitive or strategic reasons. Original equipment manufacturers ("OEMs") customers who purchase the Company's products in significant quantities receive discounts of 35% to 60%, depending upon the level of initial purchases and commitments. The Company also offers site-license arrangements to major accounts.

International pricing for the Company's products varies by territory, depending on the cost of localizing, marketing, selling and supporting the product. Generally, list prices outside North America exceed the comparable U.S. list prices by 15% or more. The Company's international distributors and agents receive discounts ranging from 35% to 50% of U.S. list price.

The license fee for MAXIMO generally includes 90 days of technical support. At the time of initial licensing, customers typically purchase a support contract providing for an additional year of technical support. The current U.S. list price for support contracts is approximately 15% to 20% of the applicable license fee. In most circumstances, customers also purchase installation, customization, integration and training services, and in many instances customers subsequently license additional seats, platform upgrades or options. The total first-year revenues to the Company from a typical MAXIMO implementation, including paid-up license fees and revenues from support contracts and installation, customization and training services, can range from $5,000 to more than $500,000. A large multi-site implementation can result in significantly larger first-year revenues.

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

In October 1998, the Company signed a collaborative services agreement with Grainger Consulting Services, the consulting division of W.W. Grainger, Inc. The alliance with Grainger Consulting Services is intended to provide MAXIMO users with a complete solution for reducing costs associated with indirect materials and inventory management.

Customer Support Programs. As of September 30, 1998, the Company employed a technical hot-line support staff of 59 employees operating out of the Company's headquarters in Massachusetts and three international technical response centers located in the United Kingdom, Australia, and Canada. Telephone support calls are handled by applications and system software specialists, supported by a computerized call tracking and problem reporting system. The Company has a MAXIMO support on-line service that offers down-loadable documents, upgrade support, a searchable knowledge base, and a user to user discussion area. This on-line support is available five days a week, twenty-four hours a day. The Company's field based solution analysts also provide additional technical support, as needed, within their territories. The Company's network of international distributors also provide first-level technical support within their geographical territories.

Subscribers to the Company's annual support contracts are entitled to receive
(i) customer service and technical support by telephone, fax, support on line via the Internet and electronic bulletin board, (ii) a newsletter and periodic technical bulletins, (iii) an invitation to attend the Company's annual user group meeting and (iv) any periodic software updates. The

Company believes that support contracts are a stable source of recurring revenue.

Implementation, Consulting and Training. As of September 30, 1998, the Company employed a consulting and training staff of 176 employees. The Company's network of international distributors also provides services within their geographic territories.

The Company provides consulting services, on a fee basis, to assist customers in planning and carrying out the implementation of the Company's solutions. In some cases, customers install and implement MAXIMO systems and perform any necessary customization themselves with only limited assistance from the Company. In other cases, particularly where a complex, integrated solution or extensive customization is required, the Company provides comprehensive implementation planning, project management, network communications, system integration and custom modification services. The Company's professional services group has expert knowledge of the Company's products and tools and the concepts and theories of maintenance and planning. They can also draw upon experience in implementing systems addressing diverse applications on a number of different platforms in a wide range of industries worldwide. The Company also contracts with third party consultants, as needed, in order to meet any services backlog.

The Company maintains a network services group which provides technical support to assist customers in implementing MAXIMO in distributed computing environments involving one or more complex networks. These specialists in server and client hardware platforms, network operating systems and communications protocols supplement the applications and systems expertise of the Company's technical support staff. The network services group helps customers plan complex network installations, troubleshoot and resolve conflicts arising from heterogeneous hardware configurations, communications protocols and network operating systems, and optimize network performance.

The Company conducts comprehensive training programs covering Company applications and concepts for its end users. Training is offered at the Company's headquarters in Massachusetts and at regional centers located in California, Colorado, Georgia, Texas, Virginia, Australia, France, Germany, Sweden, the United Kingdom and the Netherlands. The Company also offers on-site training classes at customer sites upon request. The Company has found that most clients desire initial user training classes in connection with the license of a system and often attend subsequent advanced schools or send additional users to schools.

CUSTOMERS

The Company's customers include electric, water and other utilities, educational, research and health care institutions, government agencies, hotels, casinos, airlines and railroads, as well as large, well-known corporations in the manufacturing, oil and gas, construction, mining, aerospace, defense, ship building, telecommunications, ground fleet transportation, data processing, semiconductor, financial, computer, entertainment, banking, insurance, pharmaceutical and other industries. The Company's products have been installed and are supported in major markets worldwide. Local language support is provided in many of these markets. MAXIMO has been installed at more than 5,000 sites by more than 1,000 companies, government agencies and other organizations.

SALES AND MARKETING

The Company markets its products in the United States through a direct sales force of 97 persons operating out of its Massachusetts headquarters and sales offices located in California, Colorado, Florida, Georgia, Illinois, Michigan, New Hampshire, New Jersey, New York, Oregon, Texas, Virginia, and Washington. The Company markets its products outside the United States through a sales force of 107 persons from a network of sales offices in Argentina, Australia, Belgium, Canada, China, France, Germany, Hong Kong, India, Mexico, the Netherlands, Sweden, Thailand and the United Kingdom and through distributors in parts of Africa, Asia, Europe, the Middle East and South America. Approximately 46% of the Company's total revenues in fiscal 1998 were derived from sales outside the United States.

The Company markets its products through advertising campaigns in national trade periodicals, direct mail, seminars and its Web site (http://www.MAXIMO.com). These efforts are supplemented by listings in relevant trade directories, exhibitions at trade shows and conference appearances. Initial leads are qualified by the tele-marketing operation before being turned over to either the direct sales force or tele-sales.

The Company's direct and tele-sales personnel are compensated through salaries plus commissions based on annual quotas and may also receive quarterly bonuses. Sales management personnel receive salaries plus bonuses based on monthly, quarterly and annual revenue and contribution targets.

The sales cycle for MAXIMO products, from the initial sales presentation to the issuance of a purchase order, typically ranges from thirty to one-hundred twenty days for ADvantage,and six to eighteen months for the different MAXIMO vertical modules. The Company believes that customers generally choose MAXIMO based on the features it provides and upon a preference for the product architecture, implementation time, domain expertise and ease of use. The Company experienced a longer sales cycle for MAXIMO in the first six months of the year as its procurement was tightly linked to the selection of a backbone enterprise resource planning system and until the release of MAXIMO 4.0 there were fewer significant competitive features of MAXIMO compared to the other market leading enterprise systems.

Since the release of MAXIMO 4.0, product sales cycles for the second six months of the year have remained stable.

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

An important part of the Company's sales and marketing strategy is to build and maintain marketing relationships with companies that can assist in penetrating new markets. The Company has established a Strategic Alliances Group to help meet this challenge. Through its Strategic Alliances Group the Company creates alliances with other enterprise application providers to leverage opportunities as part of an integrated best of breed solution.

The Company has alliances with Oracle and PeopleSoft. The Company also offers a solution to SAP through an alliance with IBM Global Services (an affiliate of IBM). The Company develops reseller channels that supplement the direct sales force. The Company has agreements with outsourcing vendors such as Johnson Controls, Inc. and ABB Service Worldwide (an affiliate of Asea Brown Boveri). The Company works closely with major systems integrators such as IBM Global Services (an affiliate of IBM), Innolog, Inc., and Cordant Inc. (an affiliate of Tracor, Inc.). The Company has OEM arrangements with companies such as Honeywell Incorporated, The Foxboro Company, and Elsag-Bailey.

The Company also seeks out alliances with niche solution providers who provide a complementary solution to MAXIMO. The Company has established the MAXIMO Connect Program to develop integrated solutions with niche applications to enhance the overall MAXIMO enterprise asset management solution.

COMPETITION

The market for applications software is intensely competitive and rapidly changing. In general, the Company competes on the basis of (i) product architecture, which includes distributed computing capability, access to commercial SQL databases, and ease of customization and integration with other applications; (ii) functionality, which includes the breadth and depth of features and functions, and ease of use; (iii) support and service, which includes the range and quality of technical support, training and consulting services, as well as the capability to provide these on a global basis; (iv) product pricing in relation to performance; (v) rapid implementation to achieve benefits and (vi) domain expertise.

The market for asset maintenance software is fragmented by geography, hardware platform and industry orientation, and is characterized by a large number of competitors, including both independent software vendors and certain enterprise resource planning vendors including SAP and JD Edwards, who offer a module incorporating limited asset maintenance functionality. Over the past few years, there has been a consolidation within the asset maintenance software market:
Datastream Inc. acquired SQL Systems Group BV and three small geopraphically dispersed vendors, Indus Group acquired TSW International Inc. and Walker Interactive acquired Revere. Currently, MAXIMO sometimes competes with products of a number of large vendors which have traditionally provided maintenance software running on mainframes and minicomputers, and are now offering systems for use in the client/server environment. The Company expects that in the future MAXIMO may encounter competition from vendors of low cost maintenance systems designed initially for use by a single user or limited number of users, as vendors of these products upgrade their functionality in an attempt to enter the client/server market. MAXIMO for Industry, for Facilities, and ADvantage compete with a number of competitors, one of which is a public company, but most of which are small regional companies.

The MRO supply chain management business using electronic commerce has many diverse competitors offering a wide range of differing products, services and technologies. This market will be rapidly developing and changing.

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

PRODUCT DEVELOPMENT

The Company has made substantial investments in research and software product development. The Company's total product development expenses in 1998, 1997 and 1996 were $13,247,000, $11,387,000, and $7,653,000, respectively. The Company's research and development staff consisted of 113 employees and a number of consultants as of September 30, 1998. The Company's development organization is comprised of relatively small teams of senior level developers and engineers, who focus on different areas of development.

The Company will continue its MAXIMO client/server product development and work closely with customers to define specific product enhancements. The Company will continue its efforts to integrate MAXIMO with other major Enterprise Resource Planning ("ERP") systems, such as PeopleSoft, Oracle, and SAP to offer its clients a complete and flexible financial application. The Company's product development efforts are also currently focused on a component architecture fully based on the Java programming language and utilizing Java. Moving beyond traditional client/server and three-tier architectures, an open JavaBeans component-based application can operate on multiple application servers and connect to multiple database servers.

Some of the other projects that the development group will be focused on will be writing business objects to support mobile applications, self service applications and M|net electronic commerce applications, as well as, researching and investigating new technologies that should complement the Company's product strategies in the future. In addition, the technology research group is currently researching, developing and incorporating into the MAXIMO product technologies that are emerging in conjunction with the Internet.

The Company's products consist primarily of internally developed software and the products acquired from MAC and The A.R.M. Group Inc. In addition, the Company has incorporated in its products graphical user interfaces, report writers, application development tools and database management systems developed by other vendors.

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

LICENSED TECHNOLOGY

The Company licenses certain software programs from third-party developers and incorporates them into the Company's products. These licenses are non-exclusive worldwide licenses that terminate on varying dates. The Company believes that it will be able to renew these licenses or that it will be able to obtain substitute products if needed.

The Company has entered into a non-exclusive license agreement with Centura Corporation that permits the Company to include certain Centura proprietary software products collectively called the "SQL System" in the Company's products. Under the terms of the agreement, the Company is required to pay fixed royalty fees to Centura. Centura may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company. The Company has entered into a non-exclusive license agreement with Scribe Technologies ("Scribe") that grants to the Company's end-users the rights to a single-user, application specific SQR3 license to modify the standard reports delivered with MAXIMO, as well as run-time licenses. Under the terms of the agreement, the Company is currently required to pay fixed royalties to Scribe. The Company may terminate the agreement at any time. Scribe may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company. Currently, these products are included in MAXIMO Enterprise and Workgroup. The Company has entered into a non-exclusive license agreement with Cognos Corporation ("Cognos") that permits the Company to incorporate Cognos' Powerplay product in MAXIMO Analyzer. Under the term of the Agreement, the Company is required to pay royalties to Cognos based on every MAXIMO Analyzer module licensed. The Company has entered into a non-exclusive license agreement with Netronic Software GmbH ("Netronic") that permits the Company to incorporate certain graphic software programs into the Company's products. Under the terms of the agreement, the Company is currently required to pay fixed royalties to Netronic. The Company may terminate the agreement at any time. Netronic may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company. The Company has also entered into non-exclusive license agreements with HSB Reliability Technologies Corporation,

Intelligent Labeling Technologies, Incorporated, WebLogic, Incorporated, Marimba, Inc., and Intermat, Inc. These agreements permit the Company to incorporate certain software programs or data into the Company's products. Either the Company or the licensor may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company.

PROPRIETARY RIGHTS AND LICENSES

The Company has registered its MAXIMO and P/X trademarks with the United States Patent and Trademark Office. Registrations with equivalent offices in many foreign countries in which the Company or its distributors do business have been obtained or are in process. The M|net trademark is pending final approval in the United States Patent and Trademark office. A patent has been filed for M|net inventory sharing as it relates to electronic commerce. There has been no objection in the U.S., which will allow for filing for a global patent.

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

MAXIMO(R) and P/X(R) are registered trademarks of the Company. Microsoft(R) is a registered trademark of Microsoft Corporation. Windows (TM) is a trademark of Microsoft Corporation. This Annual

Report on Form 10-K also includes other trademarks of the Company and trademarks of companies other than the Company.

PRODUCTION

The principal materials and components used in the Company's software products include computer media, user materials and training guides. The Company currently uses third-party vendors to print its user manuals, packaging and related materials, but duplicates program CD-Roms and diskettes in its manufacturing and distribution facility located at its corporate headquarters. The Company then assembles the third party produced documentation with CD-Roms and diskettes and ships these directly from its manufacturing and distribution facility. To date, the Company has been able to obtain adequate supplies of all components and materials and has not experienced any material difficulties or delays in manufacture and assembly of its products or materials due to product defects.

EMPLOYEES

As of September 30, 1998, the Company had 619 full-time employees including 204 in sales, marketing and related services, 113 in product research and development, 59 in customer support, 171 in training and consulting services, and 72 in finance, administration, information technology, human resources, manufacturing and office services. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

ITEM 2.  PROPERTY

The Company relocated both its corporate headquarters and its manufacturing and distribution facilities in December 1997 to a leased facility consisting of approximately 110,000 square feet, at an average annual base cost of $1,300,000, under a 6 year net lease with a renewal option through December 31, 2009. Additionally, the Company estimates that its annual operating expenses under the new lease will be approximately $1,000,000, based on information currently available. The actual costs will depend on such factors as actual electricity usage, real estate taxes and operating costs. Under the terms of its lease, the Company has the ability to sublease the space and may elect to do so in the future should business conditions dictate. The Company leases additional sales offices in California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Kentucky, Michigan, Missouri, New Hampshire, New Jersey, New York, Ohio, Tennessee, Texas, Virginia, Washington, and Oregon. The Company also leases offices for its international operations in Argentina, Australia, Belgium, Canada, China, France, Germany,

Hong Kong, Japan, Mexico, the Netherlands, Sweden, Thailand and the United Kingdom.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

STOCK INFORMATION

Price Range of Common Stock

The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation National Market System ("The NASDAQ Stock Market") under the symbol PSDI. As of December 15, 1998, there were approximately 47 holders of record of the Company's Common Stock. This reflects the fact that most of the Company's stock is held in street names through one or more nominees.

The following table sets forth the high and low per share sales prices of the Company's Common Stock, as reported on the NASDAQ Stock Market consolidated reporting system for each quarterly period within the two year period ended September 30, 1998.

       FISCAL 1998             HIGH            LOW
      First Quarter           $27.87         $16.00
     Second Quarter           $24.44         $18.75
      Third Quarter           $28.50         $18.75
     Fourth Quarter           $23.75         $12.25

       FISCAL 1997             HIGH            LOW
      First Quarter           $44.25         $30.50
     Second Quarter           $47.00         $27.75
      Third Quarter           $31.87         $11.12
     Fourth Quarter           $29.50         $14.25

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

Certain provisions of the Company's Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving the Company more difficult, even if such events would be beneficial to the interests of the stockholders. In addition, the Company has 1,000,000 shares of authorized Preferred Stock. The Company may issue shares of such Preferred Stock in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority or the outstanding voting stock of the Company. In addition, the staggered terms of the Company's Board of Directors could have the effect of delaying or deferring a change in control of the Company.

In January 1998, the Board of Directors of the Company adopted a stockholder rights plan by declaring a dividend distribution of one preferred stock purchase right (one "Right") on each share of the Company's Common Stock outstanding on January 27, 1998 or, in certain circumstances, issued thereafter. Initially, the Rights are not exercisable, not represented by separate Right certificates and do not trade separately from the Company's Common Stock. Ten days after a tender offer or acquisition of 15% or more of the Company's common stock, each right may be exercised for $140 ("Exercise Price") to purchase one one-thousand of one share of the Company's Series A Junior Participating Preferred Stock. Each one one-thousandth of each share of Series A Junior Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. In addition after such rights are triggered, each Right entitles the holder to purchase common stock of the Company with a fair value of twice the Exercise Price or, in certain circumstances, securities of the acquiring company for the Exercise price. Each Right expires in January 2008 and, during specified periods, the Company may redeem or exchange each Right for $.01 or one share of common stock, respectively. The Rights Agreement has been filed by the Company with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A dated February 2, 1998. Stockholders are urged to review the Rights Agreement for a complete understanding of the Rights Plan. The Rights Plan, while providing the Board of Directors with flexibility in connection with possible acquisitions and deterring unfair or coercive takeover tactics, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, beneficial ownership of 15% or more of the outstanding shares of the Company's Common Stock.

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

                                           YEAR ENDED SEPTEMBER 30,
                            ---------------------------------------------------
                              1998       1997        1996       1995      1994
                            --------   --------    -------    -------   -------
(in thousands, except
share and per share data)
Revenues                    $120,016   $ 96,700    $73,329    $50,372   $36,753

Income from operations        12,902     16,271     14,606      8,438     4,702

Historical net income          6,222     11,570     10,046      5,629     2,315

Historical income per
share, basic                    0.63       1.18       1.05       0.66      0.34

Historical income per
share, diluted                  0.62       1.15       1.00       0.64      0.33

Pro forma data

(unaudited):

Pro forma net income (1)          --         --         --         --     2,601

Pro forma income per
share, diluted (1)                --         --         --         --      0.37

Weighted number of common
and common equivalent
shares                        10,078     10,064     10,052      8,846     6,942

                            ---------------------------------------------------

Total Assets                 114,520    102,239     83,476     64,960    28,713

Long-Term Obligations            906        144        628        962     1,333

Dividends Per Share               --         --         --         --        --

The consolidated financial statements of the Company for all periods presented include the results and balances of an acquisition accounted for as a pooling-of-interests.

(1) For the three-month period ended December 31, 1993, the provision for income tax is adjusted to exclude the expense of the cumulative deferred tax provision required on termination of S corporation status. Proforma net income for the fiscal year ended September 30, 1994 was $2,601,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information this Annual Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Performance". Readers should carefully review the risk factors described in other documents of the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1998.

OVERVIEW

The Company develops, markets and supports enterprise asset maintenance software used by businesses, governments and other organizations to improve the productivity of facilities, plants and production equipment. The Company complements its asset maintenance software with a computer communications network that enables businesses to engage in electronic commerce. The Company's revenues are derived primarily from two sources: software licenses and fees for services, including support contracts, training and consulting services and connect fees for on-line charges to engage in electronic commerce for Maintenance Repair Operations ("MRO") supplies.

ACQUISITIONS

On February 6, 1998, the Company acquired the stock of A.R.M. Group Inc., Ontario, Canada for the sum of $10.3 million in cash, stock and assumed liabilities. A.R.M. Group Inc. was a privately-held organization that helped businesses solve maintenance and materials management problems. A.R.M. launched the M|net solution and emerged as a leader in shared inventory networks over which distributors, manufacturers and purchasers of MRO supplies conduct their business. The Company recorded the acquisition using the purchase method of accounting with $9.2 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1998, $452 thousand allocated to purchased technology, and $657 thousand allocated to tangible assets.

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                    Year Ended September 30,
                                                --------------------------------
                                                 1998         1997       1996(1)
                                                ------       ------      -------
Revenues:
   Software                                      45.0%        52.1%        59.2%
   Support and services                          55.0         47.9         40.8
                                                -----        -----        -----
     Total revenues:                            100.0        100.0        100.0
Total cost of revenues                           31.2         27.5         24.9
                                                -----        -----        -----
Gross margin                                     68.8         72.5         75.1
                                                -----        -----        -----
Operating expenses:
   Sales and marketing                           31.2         34.1         33.3
   Product development                           11.0         11.8         10.4
   General and administrative                     8.2          9.8         10.2
   Purchased in-process product development       7.6           --           --
   Merger expenses                                 --           --          1.3
                                                -----        -----        -----
Total operating expenses:                        58.0         55.7         55.2
                                                -----        -----        -----
Income from operations                           10.8         16.8         19.9
Other income(expense), net                        1.3          1.9          2.6
                                                -----        -----        -----
Income before income taxes                       12.1         18.7         22.5
Income taxes                                      6.9          6.8          8.8
                                                -----        -----        -----
Net income                                        5.2%        11.9%        13.7%
                                                -----        -----        -----

(1) Fiscal year ended September 30, 1996 has been restated to include the results and balances of an acquisition accounted for as a pooling-of-interests.

FISCAL 1998 COMPARED TO FISCAL 1997
REVENUES

(in thousands)                                 1998       CHANGE %     1997
-----------------------------------------------------------------------------
Software licenses                           $ 54,007        7.2%      $50,393
Percentage of total revenues                    45.0%                    52.1%

Support and services                        $ 66,009       42.5%      $46,307
Percentage of total revenues                    55.0%                    47.9%

Total revenues                              $120,016       24.1%      $96,700

The growth in total revenues is generated from the Company's MAXIMO client/server software and related support and services. A significant portion of the Company's total revenues are derived from operations outside of the United States. Revenues from sales outside the United States for 1998 increased 29.2% to $54.8 million or 45.7% of total revenues, compared to $42.4 million or 43.8% of total revenues in 1997. The increases in the percentage of total revenues generated outside the U.S. in 1998 can be attributed to the expansion of the Company's international sales organization.

The Company experienced an increase in the average selling price of its MAXIMO client/server software licenses during fiscal 1998. These client/server versions of MAXIMO have a higher entry price and are typically implemented in configurations involving a larger number of users, for whom additional license fees are paid. Larger software license contracts, if any, may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. (1)

Software sales for 1998 increased 7.2% to $54.0 million from $50.4 million. This growth is attributable to licenses of MAXIMO client/server software, which grew 8.6% primarily attributable to a large multi-million dollar software license and the general availability of MAXIMO Release 4.0 in English. Software licenses as a percentage of revenues have decreased to 45.0% in 1998 from 52.1% in 1997 due to the increase in services support to implement the Company's MAXIMO client/server product in connection with customers large scale enterprise-wide financial installations. The Company anticipates that services growth will continue to be a larger portion of revenues due to customers requiring customization and integration to ERP systems. (1)

The increase in support and services revenues is attributable to increases in both MAXIMO support contracts and consulting services. Consulting services have grown 49.5% in 1998 and continue to be a large percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO client/server product. Support services have grown 30.2% in 1998. Currently, approximately 90% of all domestic MAXIMO client/server customers renew their maintenance contracts.

COST OF REVENUES

(in thousands)                                1998      CHANGE %       1997
-----------------------------------------------------------------------------
Software licenses                           $ 4,537      78.1%       $ 2,547
Percentage of software licenses                 8.4%                     5.1%

Support and services                        $32,936      37.1%       $24,025
Percentage of support and services             49.9%                    51.9%

Total cost of revenues                      $37,473      41.0%       $26,572
Percentage of total revenues                   31.2%                    27.5%

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


-----------------------------
(1) Forward looking statement

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services is attributable to the hiring of employees and the extensive use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third-party consultants in order to meet the services backlog. The cost of support and services as a percentage of support and services revenues decreased to 49.9% from 51.9% in 1998 and 1997, respectively. The decrease as a percentage of revenues is attributable to economies of scale realized in connection with the establishment of four support centers which provide round the clock support rather than providing support in all countries, combined with improved margins on third party consulting expenses.

OPERATING EXPENSES

(in thousands)                            1998     CHANGE %      1997
-----------------------------------------------------------------------
Sales and marketing                     $37,418     13.4%      $32,985
Percentage of total revenues               31.2%                  34.1%

Product development                     $13,247     16.3%      $11,387
Percentage of total revenues               11.0%                  11.8%

General and administrative              $ 9,804      3.4%      $ 9,485
Percentage of total revenues                8.2%                   9.8%

In-Process Product Development          $ 9,172      100%          N/A
Percentage of total revenues                7.6%                   N/A

The increase in sales and marketing expenses in 1998 is primarily due to increases in sales support and marketing personnel and sales commissions. Also, contributing to this increase is higher costs for travel and lodging due partially to price increases imposed by the airline and travel industries. The comparative year's expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved.

The increase in product development expenses in 1998 is primarily due to the engagement of additional employees, third-party consultants and product translation services costs. Capitalization of software costs were $675 thousand and $0 in 1998 and 1997, respectively.

The Company will continue to make investments in a new MAXIMO Java-based component architecture including a mobile application suite of products. (1) The Company will also expend development dollars on its M|net electronic commerce product for MRO supply chain management. (1) The Company will continue to invest in

-----------------------------
(1) Forward looking statement
client/server MAXIMO including application programming interfaces to enterprise resource planning application software products developed by Oracle, PeopleSoft and SAP. (1) Additionally, a new version of client/server MAXIMO will be made available in the first quarter of fiscal 1999 that will support the European Monetary Policy. (1)

The increase in general and administrative expenses in 1998 is primarily due to professional legal, audit and tax services to support the increase in growth in global operations and an increase in bad debt reserves. The comparative year's expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved.

In February 1998, the Company acquired The A.R.M. Group Inc. The acquisition was accounted for as a purchase. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair value. The fair value assigned to intangible assets acquired consisted of purchased in-process product development and completed technology. In the opinion of management, the purchased in-process product development had not yet reached technological feasibility and had no alternative future use. Accordingly, the Company recorded a non-recurring charge of $9.2 million during the second quarter of fiscal 1998. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows back to their present values. If these projects are not successfully developed, future revenues and profitability may be adversely affected.

NON-OPERATING EXPENSES

(in thousands)                        1998      CHANGE %     1997
-------------------------------------------------------------------
Interest income                      $2,411         .1%     $2,409
Interest (expense)                   $ (389)    1520.8%     $  (24)
Other income (expense)               $ (376)     (28.9%)    $ (529)
Loss on minority interest            $  (44)                   N/A

Interest income in 1998 is attributable to interest earned on cash equivalents from cash flow generated from operations including accounts receivable collections offset by premiums amortized for purchased marketable securities. The days sales outstanding improved to 78 days for the quarter ended September 1998 compared to 79 days for the quarter ended September 1997. If the Company had not financed a receivable due from the U.S. Government, the days sales outstanding for the quarter ended September 30, 1998 would have been 93 days. The Company has established a target of 90 to 95 days for its quarterly days sales outstanding.(1)


-----------------------------
(1) Forward looking statement

The increase in interest expense is attributable to the discount paid on a U.S. Government receivable financed by a third party.

The decrease in other income (expense) is attributable to income derived from the MAXIMO Users Group Conference, offset by foreign translation losses.

PROVISION FOR INCOME TAXES

The Company's effective tax rate before a one time non-deductible charge for purchased in-process product development was 35.0% in 1998. The Company's effective tax rate in 1997 was 36.2%. The income tax expense provided during 1998 reflects the non-deductible nature of certain charges that are described in the preceding page related to the acquisition of the A.R.M. Group Inc. The Company anticipates that its fiscal 1999 effective tax rate will not exceed 36%.(1)

FISCAL 1997 COMPARED TO FISCAL 1996
REVENUES

(in thousands)                         1997    CHANGE %       1996
--------------------------------------------------------------------
Software licenses                    $50,393    16.2%       $43,382
Percentage of total revenues            52.1%                  59.2%

Support and services                 $46,307    54.6%       $29,947
Percentage of total revenues            47.9%                  40.8%

Total revenues                       $96,700    31.9%       $73,329

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

Revenues from licenses of P/X and from related support and services decreased 44.9% to $2.7 million or 2.8% of total

-----------------------------
(1) Forward looking statement
revenues in 1997 compared to $4.9 million or 6.7% of total revenues in 1996. The decline in P/X revenues occurred most significantly in P/X software license revenues and can be attributed to product performance issues, diminished demand for high-end planning and cost solutions, increased competition, and the Company's declining focus on selling and marketing this product.

The increase in support and services revenues is attributable to increased sales of MAXIMO support contracts and consulting and training services as a direct result of the increase in MAXIMO software licenses sold and services sold in connection with large scale software implementations.

COST OF REVENUES

(in thousands)                                  1997      CHANGE %      1996
------------------------------------------------------------------------------
Software licenses                             $ 2,547     (18.0%)     $ 3,106
Percentage of software licenses                   5.1%                    7.2%

Support and services                          $24,025      58.8%      $15,132
Percentage of support and services              51.09%                   50.5%

Total cost of revenues                        $26,572      45.7%      $18,238
Percentage of total revenues                     27.5%                   24.9%


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

OPERATING EXPENSES

(in thousands)                         1997    CHANGE %       1996
--------------------------------------------------------------------
Sales and marketing                  $32,985    35.1%       $24,422
Percentage of total revenues            34.1%                  33.3%

Product development                  $11,387    48.8%       $ 7,653
Percentage of total revenues            11.8%                  10.4%

General and administrative           $ 9,485    27.4%       $ 7,445
Percentage of total revenues             9.8%                  10.2%

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

The increase in product development expenses in 1997 is primarily due to the engagement of additional employees and third-party consultants who worked on the new client/server releases of MAXIMO. Capitalization of software costs were $0 and $634,000 in 1997 and 1996, respectively. During fiscal 1997 and 1996, the Company spent its development expenditures on MAXIMO. The increase as a percentage of revenues in 1997 is attributable to the investment in both new releases of the current version of MAXIMO and the research for a new MAXIMO-architected application, as well as the absence of any capitalization of expenses in 1997.

The increase in general and administrative expenses in 1997 is primarily due to goodwill amortization for the purchase of its Swedish and German distributors and expenses related to professional fees in connection with growth of the Company. Also contributing to the increase is an increase in personnel to support the increase in the revenue base. The decrease as a percentage of revenues in 1997 is primarily attributable to the Company's ability to manage a larger revenue base without a commensurate increase in general and administrative expenses.

NON OPERATING EXPENSES

(in thousands)                        1997      CHANGE %     1996
-------------------------------------------------------------------
Interest income                      $2,409       22.2%     $1,971
Interest (expense)                   $  (24)     (36.8%)    $  (38)
Other income (expense),net           $ (529)   1,159.5%     $  (42)

The increase in interest income in 1997 is attributable to interest earned on increased cash equivalents from cash flow generated from operations.

The increase in other income (expense), net, is attributable to an increase in foreign currency translation losses.

PROVISION FOR INCOME TAXES

The Company's effective tax rates were 36.2% and 39.1% in 1997 and 1996, respectively. The decrease in the effective tax rate for fiscal 1997 can be attributed to research and development tax credits, use of a foreign sales corporation and tax exempt interest income.

                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash and cash equivalents and marketable securities of approximately $67.4 million and working capital of $72.7 million. Cash generated by operations for fiscal year 1998 was $14.1 million, primarily attributable to net income and an increase in deferred revenues, offset by an increase in receivables as a result of the increase in revenues, payments made to trade vendors, and prepaid royalties paid to third party software vendors.

Cash used in investing activities totaled $12.6 million, primarily for the acquisition of the A.R.M. Group Inc., improvements related to the relocation of the Company's corporate headquarters in December 1997, the purchase of marketable securities and the purchase of property and equipment. Cash provided by financing activities was $299 thousand, primarily from proceeds received from exercises of employee stock options, offset by payment of debentures and bank loans assumed from the acquisition of the A.R.M. Group Inc.

As of September 30, 1998, the Company's principal commitments consisted primarily of an office lease for its headquarters. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through November 2003. The Company relocated its corporate headquarters in December 1997. Under the terms of the lease agreement, upon termination of the lease the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost.

The Company may use a portion of its cash to acquire businesses, products and technologies complementary to its business. (1)


-----------------------------
(1) Forward looking statement

The Company believes that its current cash balances combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 1999. (1)

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have date sensitive software and use two digits only may recognize a date using "00" as the year 1900 rather than the year 2000. Management has initiated a program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most cost efficient and effective manner and implement and monitor that plan. The Company will also assess the readiness of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company utilizes other third party software products, network equipment and telecommunications products. Failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. There can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company currently estimates that the costs associated with preparing internal systems for the Year 2000 should not exceed $100,000. (1) There can be no assurances that as the Company continues its program of reviewing internal systems that the costs will not exceed $100,000.

The Company warrants to its customers that its current versions of MAXIMO Release 4.0.0 and 4.0.1 are compliant. MAXIMO Release 3.0.3 is intended to be compliant, with the year 2000 version to be released by the end of December 1998. Earlier versions of MAXIMO need to be upgraded to be compliant. The Company's other product PROJECT/2 is no longer sold but the Company does offer support for this product. The Company will release an upgrade of this product that will enable this product to recognize date data. The Company's other products, MAXIMO Scheduler 4.0 and 3.0 and P/X are currently being tested for compliancy. The Company estimates that the cost to upgrade these products and any other older versions of its products will be approximately $500,000.(1) (For further discussion on the Year 2000, please see Year 2000 under Factors Affecting Future Performance.)

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states will adopt the euro as their common national currency. Thereafter, until January 1, 2002, (the transition period), either the euro or a participating country's present currency will be accepted as

-----------------------------
(1) Forward looking statement
 legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company will release a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that will accept, store, calculate, convert and report euro currency. Other primary languages will be made generally available in the second fiscal quarter of 1999. The amount of development dollars spent on the euro release will not have a material adverse effect on the Company's results of operations or financial condition. (1) The Company has initiated a program to determine what, if any, internal systems need to be replaced to comply with the requirements for the adoption of the euro.

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

-----------------------------
(1) Forward looking statement

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

DEPENDENCE ON MAXIMO

The Company's revenues are primarily attributable to the licensing of its MAXIMO client/server product, introduced in 1991, and to related services and support. Revenues from licenses of MAXIMO and related services and support accounted for approximately 93.8% of the Company's total revenues in fiscal 1998. The Company's financial performance in fiscal 1999 will depend on continued market acceptance of MAXIMO. The Company believes that continued market acceptance of MAXIMO will largely depend on its ability to enhance and broaden the capabilities of MAXIMO, by, among other things, developing additional application modules for MAXIMO, versions of MAXIMO and by developing and incorporating into the MAXIMO product technologies that are emerging in connection with the Internet. Any factor adversely affecting sales of MAXIMO, such as delays in development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition or negative evaluations of the products, would have a material adverse effect on the Company's business and financial results.

The Company made the English language version of MAXIMO Release 4.0 generally available in March 1998 for new clients. In the fourth quarter of the fiscal year ended 1998, the Company released primary language versions of MAXIMO 4.0 in Brazilian Portuguese, Dutch, French, German, Japanese, Latin American Spanish, and Swedish. The failure of MAXIMO 4.0 to achieve market acceptance would have a material adverse effect on the Company's business and financial results.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

The Company has experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results. The Company's revenues and income from operations typically grow at a lower rate or decline in the first quarter of each fiscal year, compared to the fourth quarter of the preceding fiscal year. In addition, revenues are typically higher in the fourth quarter than in other quarters of the year. The Company believes that these quarterly patterns are partly attributable to the Company's sales commission policies, which compensate members of the Company's direct sales force for meeting or exceeding annual quotas. In addition, the Company's quarterly revenues and operating results have fluctuated historically, due to the number and timing of product introductions and enhancements, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. The Company typically realizes a significant portion of its revenue from sales of software licenses in the last two weeks of a quarter, frequently even in the last days of a quarter. Large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

COMPETITION

The market for applications software is intensely competitive and rapidly changing. While the Company believes that it has competed effectively to date, competition in its industry is likely to intensify as current competitors expand their product lines and new companies enter the market. To remain successful in the future, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continually enhancing its own product, services and support offerings, as well as its marketing programs. There can be no assurance that the Company will continue to be able to compete successfully in the future. The market for asset maintenance software is fragmented by geography, by hardware platform and by industry orientation, and is characterized by a large number of competitors. Currently, the Company's client/server versions of MAXIMO compete with products of a number of large vendors some of which have traditionally provided maintenance software running on mainframes and minicomputers and are now offering systems for use in the client/server environment. MAXIMO also competes with integrated enterprise resource planning systems which are provided by several large vendors and which include maintenance modules. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality to enter the client/server market.

The MRO supply chain management business using electronic commerce has many diverse competitors offering a wide range of differing products, services and technologies. While the Company believes that electronic commerce products and technologies complement the Company's existing products, there can be no assurance that the Company will be able to compete successfully in this market.

Certain of the Company's competitors have greater financial, marketing, service and support and technological resources than the Company. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, the Company could be at a competitive disadvantage.

INTERNATIONAL OPERATIONS

A significant portion of the Company's total revenues are derived from operations outside the United States. The Company derived 45.7%, 43.8%, and 40.5% of its total revenue from sales outside the United States in fiscal years 1998, 1997, and 1996, respectively. The Company expects that international revenues will continue to be a significant percentage of total revenues. The Company expects international revenues to continue to grow in absolute dollars during 1999, and accordingly, continues to invest heavily in international infrastructure, global product functionality and translated versions of financial and other software products. In the event international expansion and/or product globalization efforts are not successful, the Company's business operating results and financial condition may be adversely affected. This international business is subject to various risks common to international activities, including exposure to currency fluctuations, greater difficulty in collecting accounts receivable, political and economic instability, the greater difficulty of administering business abroad and the need to comply with a wide variety of foreign import and United States export laws and regulatory requirements. A significant portion of the Company's total revenue is derived from international operations that are conducted in foreign currencies. Changes in the values of these foreign currencies relative to the United States dollar have in the past adversely affected, and may in the future affect, the Company's results of operations and financial position. Gains and losses on translation to United States dollars and settlement of receivables from international subsidiaries may contribute to fluctuations in the Company's results of operations. To date, the Company has not engaged in currency hedging transactions. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations. The Company experienced lower than anticipated revenue growth rates in the Asia Pacific region during 1998 in part due to the economic difficulties that have occurred throughout this region. There can be no assurances that the economy of this region will recover in the near future or that the Company's growth rates in this geographic region will return to the previous levels if the recovery occurs.

DEPENDENCE ON THIRD PARTIES

The client/server of MAXIMO operate with the Oracle, SQLServer, and SQLBase database management systems. MAXIMO ADvantage runs on the Microsoft Access database. Introduction and increased market acceptance of database management systems with which the Company's products do not operate, or failure of Oracle, or SQLServer could adversely affect the market for the Company's products.

The Company has entered into nonexclusive license agreements with Centura Software Corporation, Scribe Technologies, Incorporated, Cognos Corporation, Netronic Software GmbH, HSB Reliability Technologies Corporation, Intelligent Labeling Technologies, Incorporated, WebLogic, Incorporated, Marimba, Inc., and Intermat, Inc. pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses, or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

PRODUCT DEVELOPMENT:  INTERNET

The Company is currently developing a Java-based component architect software application to incorporate into the MAXIMO product technologies emerging in conjunction with the Internet. Internet technologies and applications generally are developing and gaining acceptance rapidly in the market. MRO supply chain management using electronic commerce is a nascent market with many standards and technologies remaining to be developed. Accordingly, developing technologies pose risks to the Company. The Company believes that electronic commerce products and technologies complement the Company's existing products. There can be no assurance that the Company will successfully anticipate trends in this market, that the Company will be successful in Internet technology development or acquisition efforts or that the Company's Internet applications, if developed, will achieve market acceptance.

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

DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on certain key executive officers and technical employees, the loss of one or more of who could have an adverse impact on the future operations of the Company. The Company continues to hire a significant number of additional sales, services and technical personnel. Competition for hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with the appropriate qualifications within the desired geographic locations, or with certain industry specific domain expertise. It is widely believed that the technology industry is at or beyond a condition of full employment. The Company does not have employment contracts with, and does not maintain key person life insurance policies on, any personnel. In addition, the Company may need to hire additional skilled personnel to support the continued growth of its business. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees.

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

POSSIBLE CONTINUED VOLATILITY OF STOCK PRICE

Fiscal 1998 was marked by significant fluctuations in the market price of the common stock, par value $.01 per share, of the Company (the "Common Stock"). Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as quarterly variations in the Company's results of operations and market conditions in the industry, may cause the market price of the Common Stock to continue to fluctuate significantly. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations also may adversely affect the market price of the Common Stock.

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

Management has initiated a program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The Company has begun to assess the readiness of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company utilizes other third party software products, network equipment and telecommunications products. Failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. There can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company currently estimates that the costs associated with preparing internal systems for the Year 2000 should not exceed $100,000. There can be no assurances that as the Company continues its program of reviewing internal systems that the costs will not exceed $100,000. The Company has begun to develop a contingency plan based on the final results gathered from its suppliers and third parties. The Company plans to finalize this plan by end of September 1999.

The Company warrants to its customers that its current versions of MAXIMO Release 4.0.0 and 4.0.1 are compliant. MAXIMO Release 3.0.3 is intended to be compliant, with the year 2000 version to be released by the end of December 1998. MAXIMO version 3.0.2 is not fully compliant. Customers must upgrade to Release 3.0.3 or Release 4.0.1 and allow adequate time for conversion of data. MAXIMO releases prior to MAXIMO Release 3.0.2 must be upgraded from the user's existing version to MAXIMO 3.0.3 in order to be year 2000 compliant. Upgrades will be provided free of charge.

MAXIMO ADvantage 4.0 is intended to be year 2000 compliant. The production release for ADvantage 4.0 is scheduled for the end of March 1999. Customers using prior versions of ADvantage must be upgraded to ADvantage 4.0 to be year 2000 compliant. Upgrades will be provided free of charge. The Company's electronic commerce product, M|net, is currently being tested for year 2000 compliance. Testing is scheduled to be completed by the end of June 1999. The Company's other product PROJECT/2 is no longer sold but the Company does offer support for this product. The Company will release an upgrade of this product targeted for the fourth quarter of fiscal 1999 that will enable this product to recognize date data after January 1, 2000 and handle leap year calculations. MAXIMO Scheduler 4.0 and 3.0 and P/X are currently being tested for compliancy. The Company estimates that the cost to upgrade all of its products to be year 2000 enabled will be approximately $500,000.

The Company does not believe that the advent of the Millennium has caused any positive or negative impact on revenues from the Company's software products. While the Company has experienced customer requests to replace non-compliant Year 2000 applications, it also believes that certain market segments have deferred procuring asset maintenance systems while they complete the implementation of ERP systems. The Company will continue to monitor the potential impact of the arrival of the Millennium on its software revenues.

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states will adopt the euro as their common national currency. Thereafter, until January 1, 2002, (the transition period), either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company will release a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that will accept, store, calculate, convert and report euro currency. Other primary languages will be made generally available in the second fiscal quarter of 1999. The amount of development dollars spent on the euro release will not have a material adverse effect on the Company's results of operations or financial condition. (1) The Company has initiated a program to determine what, if any, internal systems need to be replaced to comply with the requirements for the adoption of the euro.

EFFECT OF ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 in fiscal year ended September 30, 1999.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for financial statements for periods beginning after December 15, 1997. This statement will change the way companies report annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company will adopt SFAS 131 for the current fiscal year ended September 30, 1999.

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

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will adopt SFAS 133 in the fiscal year ended September 30, 2000.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(in thousands, except per share amounts)
1998 Quarter                                                                Year
------------            Dec. 31,   Mar. 31,    June 30,    Sep. 30,        Ended
Ended:                      1997       1998        1998        1998         1998
------                  --------   --------    --------    --------     --------
Total revenues           $25,110   $ 28,239     $31,250     $35,417     $120,016

Gross margin              17,920     18,980      21,065      24,578       82,543
Income from
operations                 4,815     (4,722)      5,176       7,633       12,902
Income before income
taxes                      5,564     (4,305)      5,735       7,511       14,504
Provision for income
taxes                      2,059      1,678       2,052       2,493        8,282
Net income                 3,505     (5,983)      3,683       5,018        6,222

Net income per
share, diluted           $  0.35   $  (0.60)    $  0.36     $  0.50     $   0.62


1997 Quarter
------------            Dec. 31,   Mar. 31,    June 30,    Sep. 30,   Year Ended
Ended:                      1996       1997        1997        1997         1997
------                  --------   --------    --------    --------   ----------
Total revenues           $23,379    $22,186     $23,652     $27,483      $96,700

Gross margin              17,458     15,674      16,612      20,384       70,128
Income from
operations                 5,106      2,122       3,273       5,770       16,271
Income before income
taxes                      5,623      2,410       3,903       6,191       18,127
Provision for income
taxes                      2,094        874       1,413       2,176        6,557
Net income                 3,528      1,535       2,490       4,015       11,570

Net income per
share, diluted           $  0.35    $  0.15     $  0.25     $  0.40      $  1.15


Included in net income for the quarter ended March 1998 is a one-time charge for purchased in-process product technology of $9,172,000 related to the purchase of the A.R.M. Group Inc on February 6, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company as of September 30, 1998 are as follows. Messrs. Drapeau and Nelson are Class III Directors,
whose terms expire in 1999.   Messrs. Birch and Daniels are Class I
Directors, whose terms expire in 2000. Messrs. Sayre and Stanzler are Class II Directors, whose terms expire in 2001.


NAME                       AGE                     POSITION
----                       ---                     --------

Norman E. Drapeau, Jr.     38       President and Chief Executive Officer and
                                    Director - Class III

Robert L. Daniels          56       Executive Chairman of the Board - Class I

Paul D. Birch              40       Executive Vice President - Finance and
                                    Administration, Chief Financial Officer and
                                    Treasurer and Director - Class I

John W. Young              46       Executive Vice President - Research and
                                    Development

William G. Nelson          64       Director - Class III

Stephen B. Sayre           47       Director - Class II

Alan L. Stanzler           55       Director - Class II


      NORMAN E. DRAPEAU, JR. joined the Company in 1982 as an applications analyst. Since that time, he has held various positions with the Company, including, from 1984 to 1987, that of Manager of Customer Support and from 1989 through 1991, that of Director, Product Marketing. In 1991, Mr. Drapeau was appointed Vice President, Corporate Marketing, in 1992 was appointed Vice President - Americas and in July 1996 was appointed Executive Vice President - Worldwide Sales and Marketing, serving in that capacity until January 1998. In January 1998, Mr. Drapeau was appointed Executive Vice President and Chief Operating Officer and was also elected a director of the Company. In May 1998, Mr. Drapeau was elected President and Chief Executive Officer.

      PAUL D. BIRCH joined the Company in 1991 as Vice President, Finance, was appointed Vice President, Finance and Administration in 1992 and Executive Vice President - Finance and Administration in 1996. Since 1992 he has been the Chief Financial Officer of the Company, and since 1993 has held the additional office of Treasurer. In May 1998, Mr. Birch was elected a director of the Company.

      JOHN W. YOUNG originally joined the Company in 1985 and served until 1988 as MAXIMO Product Manager. From 1988 to 1992, Mr. Young was Vice President of Sales of Comac Systems Corporation, a software application company. In 1992 he rejoined the Company as Director of MAXIMO Product Design, was appointed Vice President - Research and Development of the Company in 1995 and was appointed Executive Vice President - Research and Development of the Company in 1998.

      ROBERT L. DANIELS founded the Company in 1968 and has been a director since that time. Mr. Daniels served as Chairman of the Board and Chief Executive Officer from 1968 to 1996 and as President from 1968 to 1995. In May 1998, Mr. Daniels was elected executive Chairman of the Board.

      WILLIAM G. NELSON has been a director of the Company since 1994. Since 1996, Mr. Nelson has been Chairman of the Board and Chief Executive Officer of GEAC Computer Corporation Limited. From 1995 until 1996, Mr. Nelson was Chairman and Chief Executive Officer of HarrisData, a developer and licensor of application software. Mr. Nelson served as President and Chief Executive Officer of Pilot Software, Inc. from 1991 to 1994. Mr. Nelson also is a director of Manugistics, Inc. and serves as a director of a number of privately-held companies.

      ALAN L. STANZLER was elected as a director in May 1998. Mr. Stanzler served as a director of the Company from 1992 to 1994, and as Clerk of the Company from 1990 to 1996. Mr. Stanzler is a member of the law firm of Maselan Jones & Stanzler, P.C. From 1995 to 1998, Mr. Stanzler was a member of the law firm of Davis, Malm & D'Agostine, P.C. and from 1978 to 1995 he was a partner in the law firm of Finnegan & Stanzler, P.C.

      STEPHEN B. SAYRE was elected as a director in September 1998. Mr. Sayre is currently the Senior Vice President of marketing at Lotus Development Corporation, a subsidiary of IBM Corporation. Prior to joining Lotus in 1994, Mr. Sayre was

President of Boston Treasury Systems and has held other senior executive level positions with Cullinet Software and Easel Corporation.

      All directors hold office until the expiration of their respective terms as described above and until their respective successors are duly elected and qualified. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

The information concerning the compliance by the Company's officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 1998.

(ITEMS 11,12,13)

      In accordance with general instruction G(3) to Form 10-K, information required by Part III is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 1998.

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

(a)      The following documents are filed as a part of this Report:

         1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are filed as part of this report:

                                                                  PAGE
                                                                  ----
         Report of Independent Accountants......................   50
         Consolidated Balance Sheets -
          September 30, 1998 and 1997...........................   51
         Consolidated Statements of Operations -
          Years Ended September 30, 1998,1997 and 1996..........   52
         Consolidated Statements of Cash Flows -
          Years Ended September 30, 1998, 1997 and 1996.........   53
         Consolidated Statements of Stockholders' Equity -
          Years Ended September 30, 1998, 1997 and 1996.........   54
         Notes to Consolidated Financial Statements.............   55

         2. Financial Statement Schedules. The following financial statement schedule of Project Software & Development, Inc. for the Years Ended September 30, 1998, 1997 and 1996 will be filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

         SCHEDULE                                                 PAGE
         --------                                                 ----
         II       Valuation and Qualifying Accounts............    72

         Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

         3. Exhibits.

         Exhibits 10.1 through 10.2 comprise the Company's management contracts, compensatory plans or compensatory arrangements required to be identified pursuant to Item 14(a) of Form 10-K.

                  3.       Instruments Defining the Rights of Security-Holders

                  3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's

                  Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

                  3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, File No. 0-23852 and incorporated herein by reference)

                  3.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

                  4. Instruments defining the Rights of Security Holders, Including Indentures

                  4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

                  4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

                  4.3 Rights Agreement dated as of January 27, 1998, between Project Software & Development, Inc. and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

                  4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

                  4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

                  9.       Voting Trust Agreements

                           9.1 1996 Daniels Voting Trust Agreement dated August 19, 1996 among Susan H. Daniels, Robert L. Daniels and Robert L. Daniels, as Trustee (included as Exhibit 9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference)

                  10.      Material Contracts

                           10.1 Stock Purchase Agreement dated as of February 6, 1998 among Project Software & Development, Inc., PSDI Canada Limited, Inc., A.R.M. Group Inc. and the Stockholders of A.R.M. Group Inc. (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-23852 and incorporated herein by reference)

                           10.2     1998 Executive Bonus Plan (included as
                           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-23852 and incorporated herein by reference)

                  21.      Subsidiaries of the registrant

                           21.1     Subsidiaries of the Company

                  23.      Consents of experts and counsel

                           23.1     Consent of PricewaterhouseCoopers LLP

                  27.      Financial Data Schedule

                           27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         During the three months ended September 30, 1998, the Company did not file a current report on Form 8-K.

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

Dated: December 29, 1998
       -----------------

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                      By: /s/ Norman E. Drapeau, Jr.
                          -----------------------------
                          Norman E. Drapeau, Jr.
                          President and Chief Executive
                          Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Norman E. Drapeau,Jr.     President and Chief Executive    December 29, 1998
-------------------------     Officer (Principal Executive
Norman E. Drapeau, Jr.        Officer)

/s/ Robert L. Daniels         Executive Chairman of the        December 29, 1998
-------------------------     Board
Robert L. Daniels

/s/ Paul D. Birch             Executive Vice President,        December 29, 1998
-------------------------     Chief Financial Officer
Paul D. Birch                 and Treasurer (Principal
                              Financial and Accounting
                              Officer), Director

/s/ William G. Nelson         Director                         December 29, 1998
-------------------------
William G. Nelson

/s/ Alan L. Stanzler          Director                         December 29, 1998
-------------------------
Alan L. Stanzler

/s/ Stephen B. Sayre          Director                         December 29, 1998
-------------------------
Stephen B. Sayre

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Project Software & Development,
Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Project Software & Development, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PricewaterhouseCoopers LLP
Boston, Massachusetts
November 4, 1998

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  ASSETS              SEPTEMBER 30,      SEPTEMBER 30,
                                                                      -------------      -------------
                                                                           1998               1997
                                                                      -------------      -------------
                                                                      (IN THOUSANDS,EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents                                             $  28,454          $  25,964
  Marketable securities                                                    38,922             38,299
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,614 at September 30,
   1998 and $2,286 at September 30, 1997                                   30,658             24,021
  Prepaid expenses                                                          2,799              1,877
  Other assets                                                              1,128              1,244
  Deferred income taxes                                                     1,697              1,806
                                                                        ---------          ---------
    Total current assets                                                  103,658             93,211
                                                                        ---------          ---------

Property and equipment, net                                                 8,823              7,322
Computer software costs, net                                                  248                 --
Goodwill, net                                                               1,082              1,447
Deferred income taxes                                                         671                214
Other assets                                                                   38                 45
                                                                        ---------          ---------
    Total assets                                                        $ 114,520          $ 102,239
                                                                        =========          =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                       $   8,189          $   9,809
 Accrued compensation                                                       5,800              4,494
 Income taxes payable                                                       4,063              3,678
 Deferred revenue                                                          12,651              9,750
 Deferred income taxes                                                        287                394
                                                                        ---------          ---------
   Total current liabilities                                               30,990             28,125
                                                                        ---------          ---------

Deferred income taxes                                                         103                 12
Deferred rent                                                                 144                 12
Deferred revenue                                                              615                120
Minority interest                                                              44                 --

Commitments and contingencies

Stockholders' Equity

Preferred stock, $.01 par value;1,000,000 authorized,
 none issued and outstanding                                                   --                 --
Common stock, $.01 par value;15,350,000 authorized;
 9,982,230 and 9,856,474 issued for September 30,
 1998 and September 30, 1997, respectively                                    100                 99
Additional paid-in capital                                                 50,410             48,163
Retained earnings                                                          32,330             26,108
Cumulative translation adjustment                                            (306)              (629)
Net unrealized gain on marketable securities                                   90                229
                                                                        ---------          ---------
    Total stockholders' equity                                             82,624             73,970
                                                                        ---------          ---------

    Total liabilities and stockholders' equity                          $ 114,520          $ 102,239
                                                                        =========          =========


   The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED SEPTEMBER 30,
                                               ---------------------------------------
                                                   1998          1997          1996
                                               -----------   -----------   -----------
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Software                                     $    54,007   $    50,393   $    43,382
  Support and services                              66,009        46,307        29,947
                                               -----------   -----------   -----------
      Total revenues                               120,016        96,700        73,329
                                               -----------   -----------   -----------

Cost of revenues:
  Software                                           4,537         2,547         3,106
  Support and services                              32,936        24,025        15,132
                                               -----------   -----------   -----------
      Total cost of revenues                        37,473        26,572        18,238
                                               -----------   -----------   -----------

Gross margin                                        82,543        70,128        55,091

Operating expenses:
  Sales and marketing                               37,418        32,985        24,422
  Product development                               13,247        11,387         7,653
  General and administrative                         9,804         9,485         7,445
  Merger expenses                                       --            --           965
  Charge for purchased in-process
     product development                             9,172            --            --
                                               -----------   -----------   -----------
      Total operating expenses                      69,641        53,857        40,485
                                               -----------   -----------   -----------

Income from operations                              12,902        16,271        14,606
  Interest income                                    2,411         2,409         1,971
  Interest expense                                    (389)          (24)          (38)
  Other income (expense), net                         (376)         (529)          (42)
  Loss on minority interest                            (44)           --            --
                                               -----------   -----------   -----------

Income before income taxes                          14,504        18,127        16,497

Provision for income taxes                           8,282         6,557         6,451
                                               -----------   -----------   -----------

Net income                                     $     6,222   $    11,570   $    10,046
                                               ===========   ===========   ===========

Net income per share, basic                    $      0.63   $      1.18   $      1.05
                                               -----------   -----------   -----------
Net income per share, diluted                  $      0.62   $      1.15   $      1.00
                                               -----------   -----------   -----------

Shares used to calculate net income per share
  Basic                                          9,932,262     9,787,144     9,602,710
  Diluted                                       10,078,123    10,064,268    10,051,908



   The accompanying notes are an integral part of the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                           1998               1997               1996
                                                                         --------          ---------          ---------
                                                                                         (IN THOUSANDS)
 Cash flows from operating activities:
    Net income                                                           $  6,222          $  11,570          $  10,046
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                          4,392              3,358              2,662
     Loss on sale and disposal of property
       and equipment                                                          151                131                 17
     Amortization of discount on marketable securities                       (563)               409                331
     Deferred rent                                                            132                (73)               (73)
     Deferred taxes                                                          (355)              (238)              (908)
     Charge for purchased in-process product development                    9,036                 --                 --
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                 (6,300)             2,824            (12,935)
       Prepaid expenses                                                      (891)              (480)               (90)
       Other assets                                                           134             (1,164)               144
       Accounts payable                                                    (2,970)             1,805              2,209
       Accrued compensation                                                 1,354               (532)             1,361
       Income taxes payable                                                   325              3,477               (347)
       Deferred revenue                                                     3,403                627              2,374
                                                                         --------          ---------          ---------
 Net cash provided by operating activities                                 14,070             21,714              4,791
                                                                         --------          ---------          ---------

 Cash flows from investing activities:
     Acquisitions of businesses, net of cash                               (7,009)                --             (1,837)
     Acquisitions of property and equipment                                (4,172)            (5,390)            (3,204)
     Proceeds from sale of property and equipment                              --                 --                  6
     Additions to computer software costs                                  (1,284)                --             (1,084)
     Investment in minority interest                                           47                 --                 --
     Purchases of marketable securities                                   (90,433)          (151,375)          (191,574)
     Sales of marketable securities                                        90,234            149,540            190,552
                                                                         --------          ---------          ---------
 Net cash used in investing activities                                    (12,617)            (7,225)            (7,141)
                                                                         --------          ---------          ---------

 Cash flows from financing activities:
     Payments on leased equipment                                              --                 --                (29)
     Payments on bank loans                                                  (460)                --               (325)
     Payments of debenture                                                 (1,032)                --               (124)
     Proceeds from exercise of stock options
       including related tax benefit                                        1,791              2,841              2,600
                                                                         --------          ---------          ---------
 Net cash  provided by financing activities                                   299              2,841              2,122
                                                                         --------          ---------          ---------

 Effect of exchange rate changes on cash                                      738               (463)               (21)
                                                                         --------          ---------          ---------


 Net increase/(decrease) in cash and cash equivalents                       2,490             16,867               (249)

 Cash and cash equivalents, beginning of year                              25,964              9,097              9,346
                                                                         --------          ---------          ---------

 Cash and cash equivalents, end of year                                  $ 28,454          $  25,964          $   9,097
                                                                         ========          =========          =========


   The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                                                     Net Unrealized
                                                                                                       Gain(Loss)
                                           Common Stock     Additional                  Cumulative         on            Total
                                         Shares              Paid-in     Accumulated   Translation     Marketable     Stockholders'
(in thousands, except share data)        Issued    Amount    Capital       Earnings     Adjustment     Securities        Equity
===================================================================================================================================
Balance at September 30, 1995 .......   9,566,712   $ 96     $42,725       $ 4,492        $ 159           $  72         $47,544
  Stock options exercised
      and related tax benefit,
      employee stock purchases ......     135,837      1       2,599                                                      2,600
  Net income ........................                                       10,046                                       10,046
  Translation adjustment ............                                                      (110)                           (110)
  Net unrealized gain on
      marketable securities .........                                                                        82              82
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996 .......   9,702,549     97      45,324        14,538           49             154          60,162
  Stock options exercised
      and related tax benefit,
      employee stock purchases ......     153,925      2       2,839                                                      2,841
  Net income ........................                                       11,570                                       11,570
  Translation adjustment ............                                                      (678)                           (678)
  Net unrealized gain on
      marketable securities .........                                                                        75              75
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997........   9,856,474     99      48,163        26,108         (629)            229          73,970
  Stock options exercised
      and related tax benefit,
      employee stock purchases ......      98,298      1       1,790                                                      1,791
  Acquisition, net of
      merger expenses ...............      27,458                457                                                        457
  Net income ........................                                        6,222                                        6,222
  Translation adjustment ............                                                       323                             323
  Net unrealized loss on
      marketable securities .........                                                                      (139)           (139)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998 .......   9,982,230   $100     $50,410       $32,330        $(306)          $  90         $82,624
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

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Nature of Business
     The Company's primary business is the development, marketing, sales and support of enterprise asset maintenance software used by businesses, government agencies, and other organizations to improve the productivity of facilities, plants, and production equipment. The Company also provides computer communications network and services that enable businesses to engage in electronic commerce.

   Basis of Presentation
     The consolidated financial statements include the accounts of Project Software & Development, Inc. ("PSDI") and its majority-owned subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated. Minority ownership interests between 20% - 50% are accounted for by the Equity method.

   Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents
     The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds, which are stated at cost, which approximates market.

   Concentration of Credit Risk
     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. Credit risk on accounts receivable is minimized as a result of the diverse nature of the Company's customer base. The Company has not experienced significant losses related to accounts receivable from individual customers or groups of customers in a particular industry or geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable.

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

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

Unrealized gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity.

Computer Software Costs
     Computer software costs consist of internally developed software. Development costs incurred in the research and development of new software products, and enhancements to existing products, are expensed in the period incurred unless they qualify for capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." These costs are amortized on a straight-line basis over the estimated useful or market life of the software (generally, one to two years). Amortization expense for 1998, 1997, and 1996 was $879,000, $359,000 and $948,000, respectively.

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

Income per Share
     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) replaces APB Opinion No. 15, Earnings Per Share. SFAS 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS 128 per the effective date for the periods ended after December 15, 1997. All prior period net income (loss) data presented in these financial statements has been restated to conform to the provisions of SFAS 128.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

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

Basic and diluted earnings per share are calculated as follows:

                                                THREE YEARS ENDED
  BASIC EPS                          09/30/98        09/30/97          09/30/96
  ------------------------------------------------------------------------------

  Net income                       $ 6,222,327     $11,570,383       $10,046,361
  Weighted average common
  shares outstanding                 9,932,262       9,787,144         9,602,710

  Basic income per share                $ 0.63          $ 1.18            $ 1.05


  DILUTED EPS
  ------------------------------------------------------------------------------

  Net income                       $ 6,222,327     $11,570,383       $10,046,361
  Weighted average common
  shares outstanding                 9,932,262       9,787,144         9,602,710

  Common stock equivalents             145,861         277,124           449,198

                                   ---------------------------------------------
    Total diluted Shares            10,078,123      10,064,268        10,051,908


  Diluted income per share         $      0.62     $      1.15       $      1.00


   Income Taxes
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach for accounting and reporting for income taxes. SFAS 109 also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     The Company has not provided for the U.S. income tax on earnings of its foreign subsidiaries as it considers certain of these earnings are intended to be permanently reinvested. At September 30, 1998, the undistributed earnings of foreign subsidiaries were $3,100,000.

   Revenue Recognition
     The Company licenses its software products upon contract execution and shipment, provided that no significant vendor obligations remain outstanding and collection of the resulting receivable is deemed probable. Insignificant vendor obligations, if any, remaining after contract execution and shipment are accounted for either by deferring a pro rata portion of revenue for the remaining tasks or by accruing the costs related to the remaining obligation.

     The revenue from maintenance contracts is recognized ratably over the term of the agreement, generally one year. Revenues from services include implementation fees, consulting and training fees, and subscription fees for the Company's electronic commerce product. Subscription fees are recognized as transactions are processed. Implementation, consulting and training fees are recognized under both time and materials or when services are performed.

  Deferred Revenue
     Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Deferred revenue includes revenues from fixed fee license agreements with payment terms greater than one year and maintenance contracts billed in advance.

   Foreign Currency
     Assets and liabilities are translated at current exchange rates at the balance sheet dates. The translation adjustments made on translation of the balance sheet are recorded as a separate component of stockholders' equity. Revenues and expenses are translated into U.S. dollars at average exchange rates. Foreign currency transaction gains and losses are included in determining net income. The Company recorded losses of $604,000, $476,000 and $142,000 for 1998, 1997, and 1996, respectively.

   Accounting Standards
     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning in the first quarter of the fiscal year ended September 30, 1999.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for fiscal years beginning after December 15, 1997. This statement will change the way companies report annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company will adopt SFAS 131 in the fiscal year ended September 30, 1999.

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

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will adopt SFAS 133 in the fiscal year ended September 30, 2000.

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

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

B. INCOME TAXES:

     The components of income before income taxes consist of the following:

                                                  Year Ended September 30,
                                             ----------------------------------
(in thousands)                                 1996          1997         1998
                                             -------       -------      -------

Income before income taxes:
     United States .......................   $21,935       $16,098      $15,484
     Foreign .............................    (7,431)        2,029        1,013
                                             -------       -------      -------
                                             $14,504       $18,127      $16,497
                                             =======       =======      =======

Current taxes:
     Federal .............................     6,354         4,970        5,291
     State ...............................       897           843        1,075
     Foreign .............................     1,129           887          757
     Foreign withholding taxes ...........       266            77          233
                                             -------       -------      -------
                                             $ 8,646       $ 6,777      $ 7,356
                                             =======       =======      =======

Deferred taxes:
     Federal .............................      (124)         (235)        (382)
     State ...............................       (41)          (26)         (63)
     Foreign .............................      (199)           41         (460)
                                             -------       -------      -------
                                                (364)         (220)        (905)
                                             -------       -------      -------
           Total .........................   $ 8,282       $ 6,557      $ 6,451
                                             =======       =======      =======

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     The reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                                     Year Ended September 30,
                                                   ----------------------------

                                                   1998         1997       1996
                                                   ----         ----       ----

     Statutory federal tax rate..................  35.0%        35.0%      35.0%
     FSC benefit.................................  (2.5)        (1.3)      (1.5)
     State taxes, net of federal tax benefit.....   2.9          3.0        4.3
     Foreign withholding taxes...................   1.1          0.4        1.4
     R&D credit..................................  (1.3)        (0.7)        --
     Exempt interest.............................  (1.3)        (1.4)      (1.0)
     Other.......................................   1.1          1.2        0.9
                                                   ----         ----       ----
     Effective tax rate before purchased
       in-process development....................  35.0%        36.2%      39.1%
                                                   ----         ----       ----
     Non-deductible charge for purchased
       in-process product development............  22.1           --         --
                                                   ----         ----       ----
     Effective tax rate..........................  57.1%        36.2%      39.1%
                                                   ====         ====       ====


     The components of the deferred tax provision are:

                                                     Year Ended September 30,
                                                   ----------------------------

(in thousands)                                      1998        1997       1996
                                                   -----        ----       ----

     Depreciation...............................      82       $(340)    $   47
     Allowance for Doubtful Accounts............     (87)        (45)      (283)
     Software Capitalization....................      96        (141)      (121)
     Deferred Revenue...........................     (96)       (135)        45
     Deferred Rent..............................     (52)         29         23
     Deferred Merchandise.......................      --          36        (49)
     Package Design.............................      (5)         (4)         3
     Accrued Vacation...........................     (44)         35        (40)
     Net Operating Losses.......................      --         585       (564)
     Goodwill...................................     (85)         --         --
     Translation Loss...........................    (116)       (191)        --
     Other......................................     (57)        (49)        34
                                                   -----       -----      -----
                                                   $(364)      $(220)     $(905)
                                                   =====       =====      =====

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

The components of the deferred tax assets and liabilities are as follows:

                                                   Year Ended September 30,
                                                   ------------------------

(in thousands)                                       1998            1997
                                                    ------          ------
Deferred Tax Assets:
     Deferred Revenue .........................     $  392          $  296
     Deferred Rent ............................         56               4
     Allowance for Doubtful Accounts ..........        765             678
     Accrued Vacation .........................        110              66
     Depreciation .............................        257             340
     Package Design ...........................         64              59
     Amortized Software .......................         22              --
     Other Reserves ...........................        155              80
     Goodwill .................................        203             118
     Sec. 481 Cash to Accrual Adjustment ......         94             188
     Translation Loss .........................        307             191
     Net Operating Loss Carryforwards .........        881              --
     Valuation Allowance ......................       (938)             --
                                                    ------          ------
                                                    $2,368          $2,020
                                                    ======          ======

Deferred Tax Liabilities:

     Software Capitalization ..................     $   96          $   --
     Sec. 475 Account Receivable Adjustment ...     $  281          $  359
     Other Liabilities ........................         13              47
                                                    ------          ------
                                                    $  390          $  406
                                                    ------          ------
Net Deferred Tax Asset ........................     $1,978          $1,614
                                                    ======          ======

     At September 30, 1998, the Company had foreign tax credit carryforwards of approximately $74,000 which expire in fiscal year 2003. At September 30, 1998, the Company had foreign net operating loss carryforwards of approximately $1,857,000, which will generally expire as follows: $29,000 in fiscal year 2001, $328,000 in fiscal year 2002, $660,000 in fiscal year 2003, $549,000 in fiscal year 2004, and $291,000 in fiscal year 2005. The valuation allowance represents foreign net operating loss carryforwards which are not expected to be realized.

C. ACQUISITIONS:

     On February 6, 1998, the Company acquired the stock of A.R.M. Group Inc., Ontario, Canada for the sum of $10,281,000 in cash, stock and assumed liabilities. A.R.M. Group Inc. was a privately held organization that helped businesses solve maintenance and materials management problems. The Company recorded the acquisition using the purchase method of accounting with $9,172,000 of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1998, $452,000 allocated to purchased

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

technology, and $657,000 allocated to tangible assets. The Company determined that certain aspects of the acquired technology had not reached technological feasibility and had no alternative future use. The Company expensed the portion of the purchase price allocable to such in-process product development at the date of acquisition. The operating results of this acquired business have been included in the consolidated statement of operations from the date of acquisition.

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

D.   MARKETABLE SECURITIES:

     Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. The contractual maturity dates of securities range from one to two years, however, it is the Company's intention that all securities held at the balance sheet date will be sold within one year based upon historical experience to date. Dividend and interest income, including amortization of premium and discount arising at acquisition, are included in other income. The unrealized holding gains and (losses) for the year ended September 30, 1998 were $104,000 and $(14,000), respectively. The unrealized holding gains and (losses) for the year ended September 30, 1998 were $575,000 and $(500,000), respectively.

                                                   Amortized      Fair Market
1998 (in thousands)                                   Cost           Value
----                                               ---------      -----------
U.S. Government securities                          $20,612         $20,688
Tax exempt municipal securities                      18,220          18,234
                                                    -------         -------
                                                    $38,832         $38,922
                                                    =======         =======

                                                   Amortized      Fair Market
1997 (in thousands)                                   Cost           Value
----                                               ---------      -----------
U.S. Government securities                          $17,017         $17,591
Tax exempt municipal securities                      20,794          20,708
                                                    -------         -------
                                                    $37,811         $38,299
                                                    =======         =======

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

E.    PROPERTY AND EQUIPMENT:

         Property and equipment are stated at cost and consist of the following:

                                                      Year Ended September 30,
                                                      ------------------------
(in thousands)                                          1998            1997
                                                      --------        --------

Computer equipment and software ..................    $ 10,560        $ 10,972
Vehicles .........................................         143             367
Furniture and fixtures ...........................       5,305           4,899
Leasehold improvements ...........................       2,866           3,415
                                                      --------        --------
                                                        18,874          19,653
Less accumulated depreciation and amortization ...     (10,051)        (12,331)
                                                      --------        --------
                                                      $  8,823        $  7,322
                                                      ========        ========

     Depreciation and amortization expense was $3,300,000, $2,577,000, and $1,588,000 for 1998, 1997 and 1996, respectively.

F.   GOODWILL

     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is evaluated at each balance sheet date to determine whether any potential impairment exists. The Company believes that no material impairment exists at September 30, 1998.

     Goodwill is being amortized on the straight-line method over a period of five years. Amortization expense was $365,000, $421,000 and $268,000 for 1998, 1997, and 1996, respectively.

G.   ACCRUED COMPENSATION:

      A summary of accrued compensation consists of the following:

                                                      Year Ended September 30,
                                                      ------------------------
(in thousands)                                          1998            1997
                                                      --------        --------

Accrued bonus ...................................      $  244          $  683
Accrued 401(k) Company contribution .............         217             224
Accrued payroll .................................         700             396
Accrued sales commissions .......................       4,012           2,687
Accrued vacation pay ............................         627             504
                                                       ------          ------
                                                       $5,800          $4,494
                                                       ======          ======

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

H.   COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facilities under operating lease agreements which expire at various dates through September 30, 2006. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense under these leases was $4,272,000, $3,780,000, and $3,033,000 for 1998, 1997 and 1996,
respectively. The Company relocated its corporate headquarters in December 1997.

         The operating leases provide for minimum aggregate future rentals as of September 30, 1998 as follows:

         (in thousands)
           1999...................................................     2,541
           2000...................................................     2,353
           2001...................................................     2,016
           2002...................................................     1,727
           2003 and thereafter....................................     2,781
                                                                     -------
                                                                     $11,418

     At September 30, 1998, the Company is also obligated to pay $763,000 in 1999 under guaranteed royalty arrangements.

     The Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

     The Company sold a U.S. government receivable, with certain recourse provisions, in the amount of $6,740,000, to a third party financing company for proceeds of $6,370,000 which was recorded as a reduction in accounts receivable. Interest expense of $370,000 was recorded in connection with this financing arrangement.

I.  EMPLOYEE BENEFITS:

   Cash or Deferred Plan
     The PSDI Cash or Deferred Plan (the "Plan") is a defined contribution plan available to substantially all of PSDI's domestic employees. The Plan was established in 1988 under Section 401(a) of the Internal Revenue Code. Under the Plan, employees may make voluntary contributions based on a percentage of their pretax earnings.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     Effective January 1, 1993, the Plan was amended to provide for both a guaranteed and a discretionary contribution made by PSDI. Amounts charged to expense for this Plan in 1998, 1997, and 1996 were $329,000, $268,000, and
$40,000, respectively.

   Incentive and Nonqualified Stock Option Plan
     On March 10, 1994, the Board of Directors of the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan (the "Option Plan") that provided for the grant of nonqualified and incentive stock options to directors and employees. On January 25, 1996, the Board of Directors of the Company voted to increase the number of shares of Common Stock that may be issued from 900,000 to 1,800,000. The exercise price of Incentive Options must be at least equal to the fair market value on the date of grant. The exercise price of Nonqualified Options must not be less than 85% of the fair market value on the date of grant. These options vest in equal annual installments over four years, commencing on December 31, 1994.

     During the last quarter of 1997, the Company's Board of Directors approved a stock option repricing program for all stock options granted during the grant period from August 1, 1996 through March 31, 1997 ("Grant Period"). Each group of stock options covering two shares of the Company's Common Stock granted during this period was replaced with an option covering one share of the Company's Common Stock. Each employee had to elect to cancel all or none of the shares granted to each during the Grant Period. The price of these stock options was determined as of the closing of the stock market on July 31, 1997.

Stock option activity is summarized as follows:

                                              No. of shares   Price per share
                                              -------------   ---------------
Outstanding shares at September 30, 1995         744,130      $ 5.67 - $18.00

1996
----
Granted                                          310,850      $23.75 - $31.00
Canceled                                         (10,868)     $ 5.67 - $31.00
Exercised                                       (126,708)     $ 5.67 - $18.00
Outstanding at September 30, 1996                917,404      $ 5.67 - $31.00
Exercisable at September 30, 1996                167,812      $ 5.67 - $18.00


1997
----
Granted                                          548,098      $21.125 - $41.13
Canceled                                        (565,998)     $ 5.667 - $42.63
Exercised                                       (145,535)     $ 5.667 - $23.75
Outstanding at September 30, 1997                753,969      $ 5.667 - $41.13
Exercisable at September 30, 1997                259,788      $ 5.667 - $31.00

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

1998                                          No. of shares    Price per share
----                                          -------------    ---------------
Granted                                         350,200       $13.625 - $26.50
Canceled                                       (238,681)      $ 5.667 - $31.00
Exercised                                      (110,754)      $ 5.667 - $23.75
Outstanding at September 30, 1998               754,734       $ 5.667 - $42.63
Exercisable at September 30, 1998               295,535       $ 5.667 - $42.63
Available for grant at September 30, 1998       587,069

The following table summarizes information about stock options outstanding at September 30, 1998:

----------------------------------------------------------------------------------------------------------------
                           Options Outstanding                                       Options Exercisable
----------------------------------------------------------------------------------------------------------------
                      Number            Weighted-Avg
                      Outstanding       Remaining                               Number
Range of              As of             Contractual         Weighted-Avg        Exercisable       Weighted-Avg
Exercise Prices       of 9/30/98        Life (years)        Exercise Price      As of 9/30/98     Exercise Price
---------------       -----------       ------------        --------------      -------------     --------------

$ 5.67 - $ 6.33        125,020              5.2                $ 5.75              125,020           $  5.75
$13.63 - $19.63        137,177              6.5                $17.71               69,706            $17.83
$21.13 - $31.00        468,037              8.7                $24.77               76,684            $23.41
$33.50 - $42.63         24,500              3.0                $37.42               24,125            $37.34
---------------        -------              ---                ------              -------            ------
$ 5.67 - $42.63        754,734              7.5                $20.75              295,535            $15.76
===============        =======              ===                ======              =======            ======


     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages, but does not require, recognition of compensation expense based on the fair value of employee stock-based compensation instruments. The Company did not adopt the fair value method of accounting for employee stock-based compensation but instead complies with the pro forma disclosure requirements. The fair value method of the Company's stock options was estimated using the Black-Scholes option pricing model. This model was developed for use in estimated fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                                       Year Ended September 30,
                                                       ------------------------
                                                       1998       1997     1996
                                                       ----       ----     ----

Expected life (in years)                               3.25       3.78     3.00
Volatility                                               70%        75%      75%
Risk-free interest rate                                5.63%      6.10%    6.24%
Dividend yield                                            0%         0%       0%


     For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company's pro forma information is as follows:

                                                       Year Ended September 30,
                                                      -------------------------
(in thousands, except per share amounts)              1998       1997      1996
                                                      ----       ----      ----

Net income
     As reported. .................................  $6,222    $11,570   $10,046
     Pro forma                                        5,252     10,443     9,706
Net income per share, diluted
     As reported ..................................  $ 0.62    $  1.15   $  1.00
     Pro forma                                       $ 0.52       1.04      0.97


     Because SFAS 123 is applicable only to options granted subsequent to September 30, 1995, its pro forma effect will not be fully reflected until approximately the year 2000. There are 223,197 options outstanding related to shares granted prior to the effective date of SFAS 123. Under SFAS 123, the weighted-average estimated fair value of purchase rights granted during fiscal 1998 and 1997 were $6.57 and $7.76 per share, respectively.

     Employee Stock Purchase Plan

     On March 10, 1994, the Board of Directors of the Company adopted the 1994 Employee Stock Purchase Plan that provides for a maximum issuance of 225,000 shares of Common Stock for purchase by eligible employees at 85% of the lower of the fair market value of the Company's Common Stock on either the first or last day of the semi-annual offering period. No compensation expense is recorded in connection with the plan. During fiscal year ended 1998, employees purchased 24,327 shares at a price of $16.47 and $16.89 for the offering periods ended November 30, 1997 and May 31, 1998, respectively. Approximately 124 employees participated in the plan during the fiscal year ended 1998. Total shares purchased in 1997 and 1996 were 8,390 and 9,129, respectively.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

J.  STOCKHOLDERS' EQUITY:

     Preferred Stock
     On March 11,1994, the issuance of up to 1,000,000 shares of preferred stock, $0.01 par value was authorized. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series and the designation of such series.

     In January 1998, the Board of Directors of the Company adopted a stockholder rights plan by declaring a dividend distribution of one preferred stock purchase right (one "Right") on each share of the Company's Common Stock outstanding on January 27, 1998 or, in certain circumstances, issued thereafter. Initially, the Rights are not exercisable, not represented by separate Right certificates and do not trade separately from the Company's Common Stock. Ten days after a tender offer or acquisition of 15% or more of the Company's common stock, each right may be exercised for $140 ("Exercise Price") to purchase one one-thousand of one share of the Company's Series A Junior Participating Preferred Stock. Each one one-thousandth of each share of Series A Junior Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. In addition after such rights are triggered, each Right entitles the holder to purchase common stock of the Company with a fair value of twice the Exercise Price or, in certain circumstances, securities of the acquiring company for the Exercise price. Each Right expires in January 2008 and, during specified periods, the Company may redeem or exchange each Right for $.01 or one share of common stock, respectively. The Rights Agreement has been filed by the Company with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A dated February 2, 1998. Stockholders are urged to review the Rights Agreement for a complete understanding of the Rights Plan. The Rights Plan, while providing the Board of Directors with flexibility in connection with possible acquisitions and deterring unfair or coercive takeover tactics, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, beneficial ownership of 15% or more of the outstanding shares of the Company's Common Stock.

K.  SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Cash paid for interest and taxes were as follows:


                                                       Year Ended September 30,
                                                      --------------------------
                                                      1998       1997       1996
                                                      ----       ----       ----

        (in thousands)

        Interest...................................  $  389     $   24    $   38
        Income taxes...............................   7,382      2,856     6,175

     Acquisitions of businesses were as follows:


                                                       Year Ended September 30,
                                                      --------------------------
                                                      1998       1997       1996
                                                      ----       ----       ----
        (in thousands)

        Fair value of assets acquired..............  $10,280     $ --     $2,729
        Fair value of liabilities assumed..........    2,751       --        892
                                                     -------     ----     ------
        Net cash payments..........................    6,400       --      1,837
                                                     -------     ----     ------


                      PROJECT SOFTWARE & DEVELOPMENT, INC.

L.  GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

     A summary of the Company's operations by geographical area was as follows:



                                                             Year Ended September 30,
                                                    ---------------------------------------
                                                      1998            1997           1996
                                                    --------        -------         -------

(in thousands)
Revenues:
     The Americas
         US....................................     $ 65,210        $54,348         $43,595
         Canada................................        5,436          5,121           2,089
         Export sales..........................        5,074          3,906           3,091
         Intercompany revenues.................       14,944          8,291           8,676
                                                    --------        -------         -------
                                                    $ 90,664        $71,666         $57,451


         Europe................................       36,956         28,063          20,224
         Asia/Pacific..........................        7,340          5,262           4,330
         Consolidating eliminations............      (14,944)        (8,291)         (8,676)
                                                    --------        -------         -------
                                                    $120,016        $96,700         $73,329
                                                    --------        -------         -------

Income from operations:
     US  ......................................     $ 21,281        $15,030         $13,671
     Canada....................................       (9,716)            65              56
     Europe....................................          879            998             756
     Asia/Pacific..............................          458            178             147
     Consolidating eliminations................           --             --             (24)
                                                    --------        -------         -------
                                                    $ 12,902        $16,271         $14,606
                                                    --------        -------         -------


Cash and cash equivalents:
     US  ......................................     $ 21,449        $17,579         $ 3,657
     Canada....................................          279            641             151
     Europe....................................        6,154          6,929           4,846
     Asia/Pacific..............................          572            815             443
                                                    --------        -------         -------
                                                    $ 28,454        $25,964         $ 9,097
                                                    --------        -------         -------

Accounts receivable, net:
     US  ......................................     $ 16,050        $14,755         $13,940
     Canada....................................          952            111             498
     Europe....................................        9,796          6,945          10,207
     Asia/Pacific..............................        3,860          2,210           2,385
                                                    --------        -------         -------
                                                    $ 30,658        $24,021         $27,030
                                                    --------        -------         -------



                      PROJECT SOFTWARE & DEVELOPMENT, INC.


Identifiable assets:
     US  ......................................      $88,220       $ 79,733         $60,979
     Canada....................................        1,512            782             662
     Europe....................................       19,536         17,606          18,828
     Asia/Pacific..............................        5,252          4,118           3,005
     Consolidated eliminations.................           --             --               2
                                                    --------       --------         -------
                                                    $114,520       $102,239         $83,476
                                                    --------       --------         -------


     The Company operates in one business segment: the development, marketing, sales and support, of software products. The Company has subsidiaries in foreign countries which sell the Company's products and services in their respective geographic areas from which the sales are made. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues. Income (loss) from operations excludes interest income, interest expense, provision for income taxes and transaction gains and losses.

In 1998, 11% of the Company's operating revenues were derived from U.S. Government agencies and affiliates.

M.  RELATED PARTY TRANSACTIONS:

     The Company leased its former corporate headquarters pursuant to a 13 year lease which expired on December 31, 1997, from a partnership in which the Executive Chairman of the Board, Founder and Director of the Company has a 1.69% limited partnership interest. Rent payments to the partnership for 1998, 1997, and 1996 totaled $285,000, $1,510,000 and $1,650,000, respectively.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



Col. A                                    Col. B         Col. C                    Col. D          Col. E
------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                       -------------------------

                                         Balance at     Charged to    Charged to                  Balance at
                                         Beginning      Costs and       Other                      End of
                                         of Period       Expenses      Accounts   Deductions       Period
                                         -------------------------------------------------------------------


YEAR ENDED SEP.30, 1998                  $2,286,574     $1,916,189                $1,588,626     $2,614,137
  Allowance for doubtful accounts

YEAR ENDED SEP.30, 1997                  $1,954,000     $4,383,185                $4,050,719     $2,286,574
  Allowance for doubtful accounts

YEAR ENDED SEP.30, 1996                  $1,346,000     $1,040,000                $  432,000     $1,954,000
  Allowance for doubtful accounts



                           EXHIBIT INDEX

EXHIBIT
  NO.                       DESCRIPTION                                    PAGE
-------                     -----------                                    ----


3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 File No.
         0-23852 and incorporated herein by reference)

3.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

4.1      Specimen certificate for the Common Stock of the Company
         (included as Exhibit 4.1 to the Company's Registration
         Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

4.3 Rights Agreement dated as of January 27, 1998, between Project Sotware & Development, Inc. and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

9.1 1996 Daniels Voting Trust Agreement dated August 19, 1996 among Susan H. Daniels, Robert L. Daniels and Robert L. Daniels, as Trustee (included as Exhibit 9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference)

10.1 Stock Purchase Agreement dated as of February 6, 1998 among Project Software & Development, Inc., PSDI Canada Limited, Inc., A.R.M. Group Inc. and the Stockholders of A.R.M. Group Inc. (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-23552 and incorporated herein by reference)

10.2     Executive Bonus Plan (included as Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-23852 and incorporated herein by reference)

21.1     Subsidiaries of the Company

23.1     Consent of PricewaterhouseCoopers LLP

27.1     Financial Data Schedule