Form 10-K/A
period 1998-09-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1999-01-28
CIK 920354

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
  (State or other jurisdiction                               (I.R.S. employer
of incorporation or organization)                         identification number)


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

         Total number of pages: 12

       Part III of the Registrant's Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:


                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company as of September 30, 1998 were as follows. Mr. Drapeau is a Class III Director, whose term expires in 1999. Messrs. Birch and Daniels are Class I Directors, whose terms expire in 2000. Messrs. Sayre and Stanzler are Class II Directors, whose terms expire in 2001. Mr. Nelson was a Class III Director until his resignation from the Board on January 4, 1999. Mr. Stanzler consented to be named as a nominee of Robert L. Daniels and Susan H. Daniels for election as director of the Company at its Special Meeting in Lieu of Annual Meeting held on May 28, 1998 and was elected as a director at that meeting.


NAME                          AGE                      POSITION
----                          ---                      --------

Norman E. Drapeau, Jr.        38              President and Chief Executive
                                              Officer and Director - Class III

Robert L. Daniels             56              Executive Chairman of the
                                              Board - Class I

Paul D. Birch                 40              Executive Vice President -
                                              Finance and Administration,
                                              Chief Financial Officer and
                                              Treasurer and Director - Class I

John W. Young                 46              Executive Vice President -
                                              Research and Development

William G. Nelson             64              Director - Class III

Stephen B. Sayre              46              Director - Class II

Alan L. Stanzler              55              Director - Class II



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

         ROBERT L. DANIELS founded the Company in 1968 and has been a director since that time. Mr. Daniels served as Chairman of the Board and Chief Executive Officer from 1968 to 1996 and as President from 1968 to 1995. Mr. Daniels resigned as an employee of the Company in December 1996. Mr. Daniels acted as an executive consultant to the Company from this time until August 1997. In May 1998, Mr. Daniels rejoined the Company and was elected executive Chairman of the Board.

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

         WILLIAM G. NELSON was a director of the Company from 1994 through January 4, 1999. Since 1996, Mr. Nelson has been Chairman of the Board and Chief Executive Officer of GEAC Computer Corporation Limited. From 1995 until 1996, Mr. Nelson was Chairman and Chief Executive Officer of HarrisData, a developer and licensor of application software. Mr. Nelson served as President and Chief Executive Officer of Pilot Software, Inc. from 1991 to 1994. Mr. Nelson also is a director of Manugistics, Inc. and serves as a director of a number of privately- held companies.

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

         Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 1998 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 1998, or written representations that Form 5 was not required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% stockholders were fulfilled in a timely manner, with the exception of one late Form 5 by Mr. Daniels in his individual capacity (relating to a gift of shares and a withdrawal from the 1996 Daniels Voting Trust); and one late Form 4 (relating to one transaction involving the sale of shares) and one late Form 5 (relating to a gift of shares and a withdrawal from the 1996 Daniels Voting Trust) by Mrs. Daniels. After investigating these matters, the Company has concluded that any omissions were inadvertent, and that none of the transactions gave rise to liability under Section 16(b) of the Exchange Act for recapture of short-swing profits.

         ITEM 11. EXECUTIVE COMPENSATION.

         Summary Compensation Table. The following table sets forth certain information concerning the compensation earned by the Company's Chief Executive Officers and the four other most highly paid executive officers of the Company (collectively, the "named executive officers") for services rendered in all capacities to the Company during fiscal 1998.


                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                                                   Compensation
                                                                                   ------------
                                                                                      Awards
                                    Annual Compensation                               ------
                              --------------------------------                      Securities        All Other
                              Fiscal                              Other Annual      Underlying      Compensation
Name and Principal Position    Year     Salary($)     Bonus($)    Compensation     Options(#)(1)       ($)(2)
---------------------------    ----     ---------     --------    ------------     -------------       ------

Norman E. Drapeau, Jr.         1998     $224,375          --      $ 30,241(3)         30,000           $2,375
President and                  1997      152,500          --        95,885(3)         24,999            2,250
Chief Executive Officer        1996      120,833          --       184,517(3)         50,000(4)         2,250


David M. Sample(9)             1998     $277,059          --      $118,900(5)             --           $2,375
Former Chairman of the Board,  1997      167,146     $96,250(6)    101,778(7)        350,000(8)            --
Chief Executive Officer,       1996           --          --            --                --               --




and President

Robert L. Daniels(12)             1998     $110,625          --            --           --           --
Executive Chairman of the         1997       64,773          --            --           --      $29,167(13)
Board and Former Chief            1996      293,750   $ 459,443(10)        --           --        1,188
Executive Officer and President

Paul D. Birch                     1998     $188,250         --             --       20,000      $ 2,375
Executive Vice-President          1997      166,500   $ 13,655(11)         --       20,000        2,250
Chief Financial Officer,          1996      146,500    140,802(10)         --       40,000(4)     2,250
and Treasurer

John W. Young                     1998     $160,000         --             --       20,000      $ 2,375
Executive Vice-President          1997      135,000   $  7,686(11)         --        9,999        2,250
Research and Development          1996      115,000     40,000(10)         --       20,000(4)     2,250


----------

(1) Represents shares of Common Stock issuable upon exercise of stock options granted under the Company's 1994 Stock Option Plan.

(2) Except with respect to Mr. Daniels in 1997 (see footnote 13), the amounts reported represent contributions made by the Company pursuant to the Company's 401(k) Plan and Trust for fiscal 1998 and for the fiscal years ended September 30, 1997 and 1996 ("fiscal 1997 and "fiscal 1996," respectively).

(3) Represents commissions paid under Mr. Drapeau's individual incentive compensation plan as Executive Vice President Worldwide Sales designed to reward him for achievement of quarterly and annual revenue and contribution targets.

(4)  These options were cancelled in exchange for options issued in 1997.

(5) Includes $112,500 representing partial forgiveness by the Company of an interest-free loan to Mr. Sample. Also includes $6,400 representing a car allowance.

(6) Bonus paid pursuant to Mr. Sample's offer letter from the Company dated January 30, 1997.

(7) Includes $75,000 representing partial forgiveness by the Company of an interest-free loan to Mr. Sample. Also includes $22,778 representing reimbursement of moving costs and $4,000 representing a car allowance.

(8) Includes a grant of a nonqualified option to purchase 200,000 shares of Common Stock which was cancelled at Mr. Sample's election on July 31, 1997.

(9)  Mr. Sample resigned from his employment by the Company in May 1998.

(10) Represents bonuses paid under the Company's 1996 Executive Bonus Plan.

(11) Represents bonuses paid under the Company's 1997 Executive Bonus Plan.

(12) Mr. Daniels resigned from his employment by the Company in December 1996. Mr. Daniels rejoined the Company as Executive Chairman of the Board in May 1998.

(13) Represents fees related to an executive consulting agreement.

         Option Grants in Last Fiscal Year. The following table sets forth certain information regarding stock options granted during fiscal 1998 by the Company to the named executive officers.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              Potential Realizable
                                                                                                Value at Assumed
                                  Number of                                                   Annual Rate of Stock
                                 Securities    Percent of Total                               Price Appreciation for
                                 Underlying     Options Granted     Exercise                      Option Term(4)
                                   Options      to Employees in       Price      Expiration   ----------------------
            Name               Granted (#)(1)  Fiscal Year(%)(2)    ($/Sh)(3)       Date      5%($)           10%($)
            ----               --------------  -----------------    ---------    ----------   ----------------------

Norman E. Drapeau, Jr ......     30,000(5)           8.6%            $25.875      10/08/07    $488,100   $1,237,200

David M. Sample (6).........         --               --                  --            --          --           --

Robert L. Daniels ..........         --               --                  --            --          --           --

Paul D. Birch...............     20,000(5)           5.7%             25.875      10/08/07     325,400      824,800

John W. Young...............     20,000(5)           5.7%             25.875      10/08/07     325,400      824,800


----------

(1) Represents shares of Common Stock issuable upon exercise of incentive stock options granted under the Company's 1994 Stock Option Plan.

(2) The Company granted to employees options for the purchase of an aggregate of 350,200 shares of Common Stock in fiscal 1998 pursuant to the 1994 Stock Option Plan.

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

(5) All such options expire ten years after the date of grant, and first become exercisable as to 25% of the shares covered on the first anniversary of the date of grant and as to a further 25% annually thereafter.

(6)  Mr. Sample resigned from his employment by the Company in May 1998.

         Option Exercises and Fiscal Year-End Values. The following table sets forth certain information concerning stock options exercised during fiscal 1998 and stock options held as of September 30, 1998 by each of the named executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                          Number of Unexercised          Value of Unexercised
                              Shares                        Options in the                   Money Options
                             Acquired     Value             Fiscal Year-End              at Fiscal Year End($)(2)
                                On       Realized   --------------------------------  -------------------------------
         Name              Exercise(#)    ($)(1)    Exercisable(#)  Unexercisable(#)  Exercisable($) Unexercisable($)
         ----              -----------    ------    --------------  ----------------  -------------- ----------------

Norman E. Drapeau, Jr. ...     --           --          33,874          45,875          $  501,944        $269,453

David M. Sample(3) .......     --           --              --              --                  --              --

Robert L. Daniels ........     --           --              --              --                  --              --

Paul D. Birch.............     --           --          60,000          37,500          $1,082,082        $256,563

John W. Young.............     --           --          14,749          27,250          $  196,522        $150,469


----------

(1) Value is based on the last sale price of the Common Stock on the exercise date, as reported by the Nasdaq Stock Market, or the price at which shares acquired upon exercise of the option were actually sold (in the event of a concurrent exercise and sale), less the applicable option exercise price.

(2) Value is based on the last sale price of the Common Stock on September 30, 1998, as reported by the Nasdaq Stock Market ($29.875 per share), less the applicable option exercise price. These values have not been and may never be realized. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of the sale of the shares.

(3)  Mr. Sample resigned from his employment by the Company in May 1998.


         Employment Contracts. In connection with the employment of Mr. Sample as President and Chief Executive Officer of the Company, the Company entered into an offer letter with Mr. Sample dated January 30, 1997 (the "Offer Letter"). The Offer Letter provided, among other things, that Mr. Sample would be paid a base salary of $22,917 per month, subject to annual review after September 30, 1997, and would generally be entitled to receive up to one hundred percent (100%) of his base salary as a bonus under the Company's Executive Bonus Plan depending upon the Company's performance. For fiscal 1997 any such bonus was to be pro-rated, but was guaranteed to be at least sixty percent (60%) of the maximum payable after such pro-ration. Mr. Sample's actual bonus for fiscal 1997 was $96,250. Pursuant to the terms of the Offer Letter, the Company granted to Mr. Sample a non-qualified stock option to acquire 200,000 shares of Common Stock, which would have vested in four equal annual installments. However, that option was cancelled at Mr. Sample's election, and a new option to acquire 100,000 shares was granted to Mr. Sample in its place, pursuant to an offer extended to all employees of the Company who received option grants between August 1, 1996 and July 31, 1997. The replacement option also vested in four equal annual installments. The Offer Letter also provided that the Company would pay one year's severance pay in the event of the termination of Mr. Sample's employment under certain circumstances and that the Company would reimburse certain moving costs and extend to Mr. Sample an interest-free loan of up to $300,000 for use solely to acquire a new residence, which loan was to be forgiven with respect to one eighth of the amount thereof at the close of business on the last business day of each calendar quarter if Mr. Sample was still employed by the Company. The Company forgave $75,000 of such loan during fiscal 1997 and $112,500 during fiscal 1998. Mr. Sample resigned from his employment with the Company in May 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        William G. Nelson, Michael D. Marvin, Alan L. Stanzler and Stephen B. Sayre served on the Compensation Committee during fiscal 1998. Neither such Compensation Committee members, nor any executive officer of the Company, has any relationship requiring disclosure by the Company pursuant to item 402(j) of Regulation S-K promulgated by the SEC.


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

        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 15, 1998 by
(i) each person known by the Company to own beneficially more than five percent of the Common Stock as of such date, (ii) each director of the Company, (iii) each named executive officer and (iv) all executive officers and directors of the Company as a group:



                                                           Shares Beneficially
                                                                 Owned(1)
                                                          ----------------------
      Name                                                Number         Percent
      ----                                                ------         -------

Robert L. Daniels(2)(3)
  100 Crosby Drive
  Bedford, MA 01730.................................      2,823,760        28.2%

Susan H. Daniels(2)(3)..............................        849,129         8.5%

Kopp Investment Advisors, Inc.(4)
  6600 France Avenue South
  Edina, MN 55435...................................        924,829         9.2%

Paul D. Birch(5)....................................         74,233           *

Norman E. Drapeau, Jr.(6)...........................         44,749           *

William G. Nelson(7)................................         27,000           *

David M. Sample.....................................              0           *

John W. Young(8)....................................         21,999           *

Stephen B. Sayre....................................              0           *

Alan L. Stanzler(9).................................        143,000         1.4%

All directors and executive officers as a group
  (8 persons) (2)(3)(5)(6)(7)(8)(9).... ............      3,134,741        31.3%




----------

* Less than one percent.

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

(3) Includes shares held by Robert L. Daniels as Trustee of the 1996 Daniels Voting Trust (the "Voting Trust"). Of the 1,636,758 shares subject to the Voting Trust, 822,629 are owned beneficially by Mr. Daniels and 814,129 are owned beneficially by Susan H. Daniels. Mr. Daniels, as Trustee, has sole voting power with respect to the shares subject to the Voting Trust. Mr. Daniels also owns 1,187,002 shares free of the Voting Trust, and Susan Daniels also owns 35,000 shares free of the Voting Trust. Each of Mr. Daniels and Susan Daniels disclaims beneficial ownership of the shares beneficially owned by the other. Robert and Susan Daniels are divorced. Excludes 30,000 shares held by Anya Daniels, Mr. Daniels' wife. Mr.
     Daniels disclaims beneficial ownership of these shares.

(4)  This information is as of September 30, 1997, and is based upon a report on
     Schedule 13F filed by Kopp Investment Advisors, Inc. with the SEC, pursuant to Section 13(f) of the Securities Exchange Act indicating it had investment discretion with respect to such shares as of such date.

(5) Includes 72,500 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(6) Represents shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(7) Includes 12,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(8) Represents shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(9) Includes 120,000 shares held in three trusts for the benefit of Mr.
     Daniels' children. Mr. Stanzler has sole voting power with respect to the shares held by these trusts. Also includes 9,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table. Also includes 14,000 shares underlying Stock Appreciation Rights granted to Mr. Stanzler by Mr. Daniels, exercisable for five years from December 8, 1997.


         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Daniels is a 1.69% limited partner in the Charles Square Limited Partnership, a real estate partnership which operates the hotel, retail and office complex in Cambridge, Massachusetts in which the Company occupied its corporate headquarters pursuant to a 13 year lease which expired on December 31, 1997. The Company incurred base rent, real estate taxes, operating expenses and parking of approximately $300,000 to the partnership in fiscal 1998. Although the total expenses paid under this lease during fiscal 1998 were in excess of market rates, the Company believes that the total expenses payable under this lease represented a market rate at the time the lease was entered into.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 27 , 1999

                                   PROJECT SOFTWARE & DEVELOPMENT, INC.


                                   By: /s/  Norman E. Drapeau, Jr.
                                       -----------------------------------------
                                       Norman E. Drapeau, Jr.
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Norman E. Drapeau, Jr.                January 27, 1999
---------------------------------
Norman E. Drapeau, Jr.
President and Chief Executive
Officer  and Director (Principal
Executive Officer)


/s/ Paul D. Birch                         January 27, 1999
---------------------------------
Paul D. Birch
Executive Vice President, Chief
Financial Officer and Treasurer
and Director (Principal
Financial and Accounting Officer)



---------------------------------
Alan L. Stanzler
Director


/s/ Robert L. Daniels                     January 27, 1999
---------------------------------
Robert L. Daniels
Director


---------------------------------
Stephen B. Sayre
Director