Form 10-Q
period 1998-12-31
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1999-02-12
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

(mark one)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND --- EXCHANGE ACT OF 1934

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

                100 CROSBY DRIVE, BEDFORD, MASSACHUSETTS 01730
         (Address of principal executive offices, including zip code)
                         (formerly at 20 University Road
                              Cambridge, MA. 02138)

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

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 10,025,823 shares of common stock, $.01 par value per share, as of January 31, 1999.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX




                                                                            PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets (unaudited) as                           3
         of December 31, 1998 and September 30, 1998.

         Consolidated Statements of Operations (unaudited)                    4
         for the three months ended December 31, 1998 and 1997.


         Consolidated Statements of Cash Flows (unaudited)                    5
         for the three months ended December 31, 1998 and 1997.


         Notes to Consolidated Financial Statements (unaudited).              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                   11
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSES ABOUT MARKET RISK            28

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    29

         SIGNATURE                                                           31

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                        DECEMBER 31,   SEPTEMBER 30,
                                                            1998            1998
                                                        ------------   -------------
(IN THOUSANDS,EXCEPT SHARE DATA)
                                    ASSETS
Current assets:
 Cash and cash equivalents                                $ 28,876       $ 28,454
 Marketable securities                                      39,412         38,922
 Accounts receivable, trade, less allowance
  for doubtful accounts of $2,769 at December 31,
  1998 and $2,614 at September 30, 1998, respectively       34,712         30,658
 Prepaid expenses                                            3,174          2,799
 Other assets                                                1,483          1,128
 Deferred income taxes                                       1,596          1,697
                                                          --------       --------
    Total current assets                                   109,253        103,658
                                                          --------       --------

Property and equipment, net                                  9,912          8,823
Computer software costs, net                                   119            248
Goodwill, net                                                1,398          1,082
Deferred income taxes                                          699            671
Other assets                                                    38             38
                                                          --------       --------
    Total assets                                          $121,419       $114,520
                                                          ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                         $ 10,309       $  8,189
 Accrued compensation                                        4,690          5,800
 Income taxes payable                                        5,449          4,063
 Deferred revenue                                           12,289         12,651
 Deferred income taxes                                         187            287
                                                          --------       --------
    Total current liabilities                               32,924         30,990
                                                          --------       --------

Deferred income taxes                                           97            103
Deferred rent                                                  169            144
Deferred revenue                                               525            615
Equity in minority interest                                     44             44

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value;
 1,000,000 authorized, none issued and outstanding
Common stock, $.01 par value;15,350,000 authorized;
 10,024,998 and 9,982,230 issued for December 31,
 1998 and September 30, 1998, respectively                     100            100
Additional paid-in capital                                  51,100         50,410
Retained earnings                                           36,616         32,330
Accumulated other comprehensive income                        (156)          (216)
                                                          --------       --------
    Total stockholders' equity                              87,660         82,624
                                                          --------       --------
    Total liabilities and stockholders' equity            $121,419       $114,520
                                                          ========       ========



The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                   -----------      ------------
                                                       1998             1997
                                                   -----------      ------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
 Revenues:
     Software                                      $    14,406      $    11,143
     Support and services                               19,511           13,967
                                                   -----------      -----------
              Total revenues                            33,917           25,110
                                                   -----------      -----------

 Cost of revenues:
     Software                                            1,144              604
     Support and services                                9,583            6,586
                                                   -----------      -----------
              Total cost of revenues                    10,727            7,190
                                                   -----------      -----------

 Gross margin                                           23,190           17,920

 Operating expenses:
     Sales and marketing                                10,955            8,081
     Product development                                 3,476            2,684
     General and administrative                          2,867            2,340
                                                   -----------      -----------
              Total operating expenses                  17,298           13,105
                                                   -----------      -----------

 Income from operations                                  5,892            4,815
     Interest income                                       648              736
     Interest expense                                      (17)              (2)
     Other income (expense), net                            72               15
                                                   -----------      -----------

 Income before income taxes                              6,595            5,564

 Provision for income taxes                              2,309            2,059
                                                   -----------      -----------

 Net income                                        $     4,286      $     3,505
                                                   ===========      ===========

 Net income per share, basic                       $      0.43      $      0.36
                                                   -----------      -----------
 Net income per share, diluted                     $      0.42      $      0.35
                                                   -----------      -----------

 Shares used to calculate net income per share
      Basic                                         10,002,183        9,864,535
      Diluted                                       10,202,463       10,042,325




The accompanying notes are an integral part of the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                                           DECEMBER 31,         DECEMBER  31,
                                                               1998                 1997
                                                        ------------------   ------------------
(IN THOUSANDS)
 Cash flows from operating activities:
    Net income                                               $  4,286             $  3,505
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                              1,097                  849
     Loss on sale and disposal of property
      and equipment                                                12                   29
     Amortization of discount on marketable securities             51                   --
     Deferred rent                                                 25                    9
     Deferred taxes                                               (37)                 190
     Changes in operating assets and liabilities,
      net of effect of acquisitions:
      Accounts receivable                                      (3,635)                 299
      Prepaid expenses                                           (381)              (1,182)
      Other assets                                               (771)                (211)
      Accounts payable                                          1,485               (1,256)
      Accrued compensation                                     (1,103)              (1,349)
      Income taxes payable                                      1,466                1,245
      Deferred revenue                                           (441)                (246)
                                                             --------             --------
 Net cash provided by operating activities                      2,054                1,882
                                                             --------             --------

 Cash flows from investing activities:
   Acquisitions of business, net of cash                          141                   --
   Acquisitions of property and equipment                      (1,856)              (2,381)
   Additions to computer software costs                            --                 (679)
   Purchase of marketable securities                          (12,604)             (36,164)
   Sale of marketable securities                               12,087               35,673
                                                             --------             --------
Net cash used in investing activities                          (2,232)              (3,551)
                                                             --------             --------

 Cash flows from financing activities:
   Proceeds from exercise of stock options
    including related tax benefit                                 690                  370
                                                             --------             --------
 Net cash provided by financing activities                        690                  370
                                                             --------             --------

 Effect of exchange rate changes on cash                          (90)                 111
                                                             --------             --------

 Net increase/(decrease) in cash and cash equivalents             422               (1,188)

 Cash and cash equivalents, beginning of period                28,454               25,964
                                                             --------             --------

 Cash and cash equivalents, end of period                    $ 28,876             $ 24,776
                                                             ========             ========


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the "Company"), as of December 31, 1998 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 1999, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 1998.

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

Basic and diluted earnings per share are calculated as follows:

                                                    THREE MONTHS ENDED
BASIC EPS                                        12/30/98        12/30/97
---------------------------------------------------------------------------

Net income                                     $ 4,286,249     $ 3,504,810
Weighted average common shares outstanding      10,002,183       9,864,535
Basic income per share                         $      0.43     $      0.36


DILUTED EPS
---------------------------------------------------------------------------
Net income                                     $ 4,286,249     $ 3,504,810
Weighted average common shares outstanding      10,002,183       9,864,535
Common stock equivalents                           200,280         177,790
                                              -----------------------------
  Total diluted shares                          10,202,463      10,042,325

Diluted income per share                       $      0.42     $      0.35


C. ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for financial statements for periods beginning after December 15, 1997. This statement will change the way companies report annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company will adopt SFAS 131 for the current fiscal year ended September 30, 1999. The Company has not yet completed its analysis of the operating segments it will report on.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS 132) is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS 132 in the fiscal year ended September 30, 1999. The Company believes that the provisions of SFAS 132 will not, when adopted, have a material impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 133 on accounting for derivative instruments and hedging activities was issued in

June 1998. It is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will adopt SFAS 133 in the fiscal year ended September 30, 2000. The Company believes that the provisions of SFAS 133 will not, when adopted, have a material impact on the Company's consolidated financial statements.

Statement of Position 98-9 ("SOP 98-9") was issued in December 1998. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the residual method when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Effective December 15, 1998, SOP 98-9 amends SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999.

All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier adoption is permitted as of the beginning of fiscal years or interim periods for which financial statements or information have not been issued. Retroactive application of the provisions of SOP 98-9 is prohibited. Based upon its reading and interpretations of SOP 98-9, the Company believes its current revenue recognition policies and procedures are materially consistent with SOP 98-9.

D. COMPUTER SOFTWARE COSTS

Internally developed software costs capitalized were $0 and $675,000 for the three months ended December 31, 1998 and 1997,respectively. Amortization expense was $129,000 and $22,000 for the three months ended December 31, 1998 and 1997, respectively. Software costs are amortized on a straight-line basis over the estimated useful or market life of the software (generally, one to two years).

E. ACQUISITIONS

On December 10, 1998, the Company acquired the shares and assumed net liabilities of its Italian distributor, Work Management Consulting, s.r.l, for the sum of $411,000. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over five years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

F. SUPPLEMENTAL CASH FLOW DISCLOSURES

   Cash paid for interest and taxes were as follows:

                                                 Three Months Ended
                                                 ------------------
                                                 1999          1998
                                                 ----          ----
                                                   (in thousands)

     Interest ...........................        $ 17          $  3
     Income taxes .......................         721           553


   Acquisitions of businesses were as follows:

                                                 Three Months Ended
                                                 ------------------
                                                 1999          1998
                                                 ----          ----
                                                   (in thousands)


     Fair value of assets acquired ......        $592          $---
     Fair value of liabilities assumed ..         729           ---
     Net cash payments ..................         180           ---

G. COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following is presented in accordance with this statement:

(in thousands)

-----------------------------------------------------------------------
                              THREE MONTHS ENDED    THREE MONTHS ENDED
                              DECEMBER 31, 1998     DECEMBER 31, 1997
-----------------------------------------------------------------------
 Net Income                         $4,286                $3,505
-----------------------------------------------------------------------
 Other comprehensive
 income, net of tax:
-----------------------------------------------------------------------
 Unrealized holding
 gain (loss) on                         24                  (210)
 securities arising
 during period
-----------------------------------------------------------------------
 Foreign currency
 translation                            36                   (56)
 adjustments
-----------------------------------------------------------------------
 Comprehensive income               $4,346                $3,239
-----------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Performance". Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K filed by the Company on December 29, 1998.

OVERVIEW

The Company develops, markets and supports enterprise asset maintenance software used by businesses, governments and other organizations to improve the productivity of facilities, plants and production equipment. The Company complements its asset maintenance software with an Internet-based business-to-business e-commerce network. The Company's revenues are derived primarily from two sources: (i) software licenses and (ii) fees for services, including support contracts, training and consulting services and connect fees for on-line charges to engage in electronic commerce for Maintenance Repair Operations ("MRO") supplies.

ACQUISITIONS

On December 10, 1998, the Company acquired the shares and assumed net liabilities of its Italian distributor, Work Management Consulting, s.r.l, for the sum of $411,000. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over five years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

REVENUES

                                    Three                      Three
                                    Months                     Months
                                    Ended                      Ended
(in thousands)                     12/31/98       CHANGE %    12/31/97
-----------------------------------------------------------------------

Software licenses                  $14,406          29.3%     $11,143
Percentage of total revenues          42.5%                      44.4%

Support and services               $19,511          39.7%     $13,967
Percentage of total revenues          57.5%                      55.6%

Total revenues                     $33,917          35.1%     $25,110

The growth in revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's revenues are derived from operations outside of the United States. Revenues from sales outside the United States increased 51.8% to $16.7 million or 49.2% of revenues for the three months ended December 31, 1998, compared to $11.0 million or 43.8% of revenues for the three months ended December 31, 1997. The increase in the percentage of revenues generated outside the U.S. for the three months ended December 31, 1998 can be attributed to the Company's continued global expansion, which for the first quarter of fiscal 1999 included the acquisition of its Italian distributor, the incorporation of a wholly-owned subsidiary in the People's Republic of China and the opening of a regional headquarters in Hong Kong.

Software licenses for the three months ended December 31, 1998 increased 29.3% to $14.4 million from $11.1 million. Contributing to this increase was a significant e-commerce software license of approximately $2.5 million. There can be no assurance of recurring licenses of this size in e-commerce owing to the emerging nature of this market. (1) Also, contributing to the growth is the recognition of MAXIMO software licenses, which grew 8.4% primarily attributable to the release of the Company's pre-configured industry applications, MAXIMO for Facilities and











-----------------------------
(1) Forward looking statement

MAXIMO for Industry, released in fiscal 1998. Software licenses as a percentage of revenues have decreased to 42.5% in the three months ended December 31, 1998 from 44.4% in the three months ended December 31, 1997. While the Company did not experience a slow down in the sale of MAXIMO software licenses, the Company cautions that there may be a future slow down in the enterprise software application market due to cautious information technology spending due to the year 2000 issues. (1)

The increase in support and services revenues is attributable to increases in both MAXIMO support contracts and consulting services. Consulting services have grown 49.5% for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 and continue to be a large percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO product. Support services have grown 23.5% for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. The increase in the percentage of support revenues is in direct relation to the increase in software license revenues. Currently, approximately 90% of all domestic MAXIMO customers renew their maintenance contracts.

COST OF REVENUES

                                          Three                      Three
                                          Months                     Months
                                          Ended                      Ended
(in thousands)                           12/31/98       CHANGE %    12/31/97
-----------------------------------------------------------------------------

Software licenses                        $ 1,144          89.4%     $  604
Percentage of software licenses              7.9%                      5.4%

Support and services                     $ 9,583          45.5%     $6,586
Percentage of support and services          49.1%                     47.2%

Total cost of revenues                   $10,727          49.2%     $7,190
Percentage of total revenues                31.6%                     28.6%


Cost of software revenues consists of royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The increase in the cost of software revenues is due primarily to royalties paid to third party vendors for software and costs for third party software products and amortization of capitalized software.










-----------------------------
(1) Forward looking statement

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services is attributable to the hiring of employees and the extensive use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third-party consultants in order to meet the heavy services demand and backlog. The cost of the services component as a percentage of services revenues increased to 66.9% from 64.1% for the three months ended December 31, 1998 and 1997, respectively.

OPERATING EXPENSES

                                    Three                      Three
                                    Months                     Months
                                    Ended                      Ended
(in thousands)                     12/31/98       CHANGE %    12/31/97
-----------------------------------------------------------------------

Sales and marketing                $10,955          35.6%     $8,081
Percentage of total revenues          32.3%                     32.2%

Product development                $ 3,476          29.5%     $2,684
Percentage of total revenues          10.2%                     10.7%

General and administrative         $ 2,867          22.5%     $2,340
Percentage of total revenues           8.5%                      9.3%

The increase in sales and marketing expenses for the three months ended December 31, 1998 is primarily due to increases in sales and marketing personnel, costs for global expansion and sales commissions based on revenue growth. Also, contributing to this increase is higher costs for travel and lodging due partially to price increases imposed by the airline and travel industries.

The increase in product development expenses for the three months ended December 31, 1998 is attributable to an increase in salary related expenses due to the hiring of additional personnel and no capitalization of software costs for the three months ended December 31, 1998. Capitalization of software costs were $0 and $675 thousand for the three months ended December 31, 1998 and 1997, respectively. The decrease as a percentage of revenues for the three months ended December 31, 1998 is primarily attributable to increases in revenue growth without a commensurate increase in product development expenses.

The Company will continue to make investments in a new MAXIMO Java-based component architecture including a mobile application suite of products. (1) The Company will also expend development dollars on its M|net electronic commerce product for MRO supply chain management. (1) The Company will continue to invest in










-----------------------------
(1) Forward looking statement
client/server MAXIMO including application programming interfaces to enterprise resource planning application software products developed by Oracle, PeopleSoft and SAP. (1)

The increase in general and administrative expenses for the three months ended December 31, 1998 is primarily due to the hiring of additional general and administrative personnel and related benefits to support the revenue growth of the Company. The decrease as a percentage of revenues for the three months ended December 31, 1998 is primarily attributable to increases in revenue growth at a faster pace than increases in general and administrative expenses.

NON-OPERATING EXPENSES

                             Three                    Three
                             Months                   Months
                             Ended                    Ended
(in thousands)              12/31/98      CHANGE %   12/31/97
--------------------------------------------------------------

Interest income              $648         (12.0%)     $736
Interest (expense)           $(17)          7.5%      $ (2)
Other income (expense)       $ 72           3.8%      $ 15

Interest income for the period ended December 31, 1998 is attributable to interest earned on cash equivalents from cash flow generated from operations including accounts receivable collections. The days sales outstanding was 92 days for the quarter ended December 31, 1998 compared to 84 days for the quarter ended December 31, 1997. The Company has established a target of 90 to 95 days for its quarterly days sales outstanding.(1)

The increase in other income (expense) is primarily attributable to foreign currency translation gains for the quarter ended December 31, 1998.

PROVISION FOR INCOME TAXES

The Company's effective tax rates were 35.0% and 37.0% for the three months ended December 31, 1998 and 1997, respectively. The Company anticipates that its fiscal 1999 effective tax rate will not exceed 36%. (1)













-----------------------------
(1) Forward looking statement

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had cash and cash equivalents and marketable securities of approximately $68.3 million and working capital of $76.3 million. Cash generated by operations for the three months ended
December 31, 1998 was $2.1 million, primarily attributable to net income and an increase in accounts payable, offset by an increase in receivables as a result of the increase in revenues.

Cash used in investing activities totaled $2.2 million, primarily for the purchase of marketable securities and the purchase of property and equipment. Cash generated by financing activities was $690 thousand, primarily from proceeds received from exercises of employee stock options.

As of December 31, 1998, the Company's principal commitment consisted primarily of an office lease for its headquarters. Under the terms of the lease agreement, upon termination of the lease the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through November 2003. The Company relocated its corporate headquarters in December 1997.

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




















-----------------------------
(1) Forward looking statement

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

The Company has evaluated its software products and determined that the current versions of MAXIMO Release 4.0.0 and 4.0.1 and 3.0.3 will continue to operate properly into the year 2000. Earlier versions of MAXIMO may be modified by the customer to operate properly into the year 2000 pursuant to instructions which are furnished to the customer by the Company. The Company's product PROJECT/2 is no longer sold but the Company does offer support for this product. The Company will release an upgrade of this product that will enable this product to recognize date data. The Company's other products, MAXIMO Scheduler 4.0 and 3.0 and P/X are currently being tested for compliancy. The Company estimates that the cost to upgrade these products and any other older versions of its products will be approximately $500,000.(1) (For further discussion on the Year 2000, please see Year 2000 under Factors Affecting Future Performance.)

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. Thereafter, until January 1, 2002, the transition period, either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company released a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that accepts, stores, calculates, converts and reports euro currency. Other primary languages will be made generally available in the second fiscal quarter of 1999. The amount of development dollars spent on the euro release will not have a material adverse effect on the Company's results of operations or financial condition. (1) The




-----------------------------
(1) Forward looking statement

Company has initiated a program to determine what, if any, internal systems need to be replaced to comply with the requirements for the adoption of the euro.

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

COMPETITION

The market for applications software is intensely competitive and rapidly changing. While the Company believes that it has competed effectively to date, competition in its industry is likely to intensify as current competitors expand their product lines and new companies enter the market. To remain successful in the future, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continually enhancing its own products, services and support offerings, as well as its marketing programs. There can be no assurance that the Company will continue to be able to compete successfully in the future.

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

DEPENDENCE ON THIRD PARTIES

The client/server versions of MAXIMO operate with the Oracle, SQLServer, and SQLBase database management systems. MAXIMO ADvantage runs on the Microsoft Access database. Introduction and increased market acceptance of database management systems with which the Company's products do not operate could adversely affect the market for the Company's products.

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

LIMITED INTELLECTUAL PROPERTY PROTECTION

The Company's success is dependent upon proprietary technology. The Company currently has no patents and protects its technology primarily through copyrights, trademarks, trade secrets and employee and third party nondisclosure agreements. The Company's software products are sometimes licensed to customers under "shrink wrap" licenses included as part of the product packaging. Although, in larger sales, the Company's shrink-wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases its shrink-wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink-wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or development by others of similar technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future.

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

The Company has evaluated its software products and determined that the current versions of MAXIMO Release 4.0.0 and 4.0.1 and 3.0.3 will continue to operate properly into the year 2000. MAXIMO version 3.0.2 is not fully compliant. Customers must upgrade to Release 3.0.3 or Release 4.0.1 and allow adequate time for conversion of data. MAXIMO releases prior to MAXIMO Release 3.0.2 must be upgraded from the user's existing version to MAXIMO 3.0.3 in order to be year 2000 compliant. Upgrades will be provided free of charge. MAXIMO ADvantage 4.0 is intended to be year 2000 compliant. The production release for ADvantage 4.0 is scheduled for the end of March 1999. Customers using prior versions of ADvantage must be upgraded to ADvantage 4.0 to be year 2000 compliant. Upgrades will be provided free of charge. The Company's electronic commerce product, M|net, is currently being tested for year 2000 compliance. Testing is scheduled to be completed by the end of June 1999. The Company's product PROJECT/2 is no longer sold but the Company does offer support for this product. The Company will release an upgrade of this product targeted for the fourth quarter of fiscal 1999 that will enable this product to recognize date data after January 1, 2000 and handle leap year calculations. MAXIMO Scheduler 4.0 and 3.0 and P/X are currently being tested for compliancy. The Company estimates that the cost to upgrade all of its products to be year 2000 enabled will be approximately $500,000.

The Company does not believe that the advent of the Millennium has caused any positive or negative impact on revenues from the Company's software products during fiscal 1998. While the Company has experienced customer requests to replace non-compliant Year 2000 applications, it also believes that certain market segments have deferred procuring asset maintenance systems while they complete the implementation of ERP systems. The Company cautions that there may be a slow down in the future in the enterprise application market due to cautious information technology spending due to the year 2000 issues. The Company will continue to monitor the potential impact of the arrival of the Millennium on its software revenues.

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. Thereafter, until January 1, 2002, the transition period, either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company released a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that accepts, stores, calculates, converts and reports euro currency. Other primary languages will be made generally available in the second fiscal quarter of 1999. The amount of development dollars spent on the euro release will not have a material adverse effect on the Company's results of operations or financial condition. The Company has initiated a program to determine what, if any, internal systems need to be replaced to comply with the requirements for the adoption of the euro.

ACCOUNTING POLICIES THAT MAY HAVE AN ADVERSE EFFECT

Statement of Position 98-9 ("SOP 98-9") was issued in December 1998. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the residual method when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Effective December 15, 1998, SOP 98-9 amends SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999.

All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier adoption is permitted as of the beginning of fiscal years or interim periods for which financial statements or information have not been issued. Retroactive application of the provisions of SOP 98-9 is prohibited. Based upon its reading and interpretations of SOP 98-9, the Company believes its current revenue recognition policies and procedures are materially consistent with SOP 98-9.

NO REVISIONS OR UPDATES TO FORWARD-LOOKING STATEMENTS

The Company will have no obligation to release publicly any revision or update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

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

         27.1  Financial Data Schedule

    (b)  Reports on Form 8-K

         During the three months ended December 31, 1998, the Company filed a current report on Form 8-K related to the naming of Stephen B. Sayre to the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PROJECT SOFTWARE & DEVELOPMENT, INC.

Date: February 12, 1999                  By: /s/ Paul D. Birch
      -----------------                      ----------------------------------
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

27.1  Financial Data Schedule