Form 10-Q
period 1999-03-31
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1999-05-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                           Yes [X]           No [ ]

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 10,043,585 shares of common stock, $.01 par value per share, as of April 30, 1999.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

         Consolidated Balance Sheets (unaudited) as of March 31, 1999
         and September 30, 1998.                                              3

         Consolidated Statements of Operations (unaudited) for the
         three and six months ended March 31, 1999 and 1998.                  4

         Consolidated Statements of Cash Flows (unaudited) for the
         six months ended March 31, 1999 and 1998.                            5

         Notes to Consolidated Financial Statements (unaudited).              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          35

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 36

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    37

         SIGNATURE                                                           39

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS                       MARCH 31,      SEPTEMBER 30,
                                                                  ---------      -------------
                                                                    1999             1998
                                                                  --------         --------
  (IN THOUSANDS,EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents                                       $ 31,112         $ 28,454
  Marketable securities                                             27,539           38,922
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,811 at March 31,
   1999 and $2,614 at September 30, 1998, respectively              35,596           30,658
  Prepaid expenses                                                   3,386            2,799
  Other assets                                                       1,185            1,128
  Deferred income taxes                                              1,500            1,697
                                                                  --------         --------
    Total current assets                                           100,318          103,658
                                                                  --------         --------

Marketable securities                                               12,308               --
Property and equipment, net                                          9,930            8,823
Computer software costs, net                                            --              248
Goodwill, net                                                        1,281            1,082
Deferred income taxes                                                  686              671
Other assets                                                           329               38
                                                                  --------         --------
    Total assets                                                  $124,852         $114,520
                                                                  ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                 $ 10,467         $  8,189
 Accrued compensation                                                3,837            5,800
 Income taxes payable                                                3,980            4,063
 Deferred revenue                                                   13,981           12,651
 Deferred income taxes                                                 187              287
                                                                  --------         --------
   Total current liabilities                                        32,452           30,990
                                                                  --------         --------

Deferred income taxes                                                   96              103
Deferred rent                                                          162              144
Deferred revenue                                                       409              615
Equity in minority interest                                             44               44

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.01 par value; 1,000,000 authorized,
 none issued and outstanding
Common stock, $.01 par value; 15,350,000 authorized;
10,042,948 and 9,982,230 issued for March 31,
 1999 and September 30, 1998, respectively                             100              100
Additional paid-in capital                                          51,288           50,410
Retained earnings                                                   40,910           32,330
Accumulated other comprehensive income                                (609)            (216)
                                                                  --------         --------
    Total stockholders' equity                                      91,689           82,624
                                                                  --------         --------

    Total liabilities and stockholders' equity                    $124,852         $114,520
                                                                  ========         ========


   The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            MARCH 31,                            MARCH 31,
                                                                 -----------------------------        -----------------------------
                                                                     1999              1998               1999              1998
                                                                 -----------        ----------        -----------        ----------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
        Revenues:
            Software                                             $    13,470        $   13,252        $    27,876        $   24,395
            Support and services                                      19,440            14,987             38,951            28,954
                                                                 -----------        ----------        -----------        ----------
                     Total revenues                                   32,910            28,239             66,827            53,349
                                                                 -----------        ----------        -----------        ----------

        Cost of revenues:
            Software                                                   1,516             1,225              2,660             1,829
            Support and services                                       9,700             8,034             19,283            14,620
                                                                 -----------        ----------        -----------        ----------
                     Total cost of revenues                           11,216             9,259             21,943            16,449
                                                                 -----------        ----------        -----------        ----------

        Gross margin                                                  21,694            18,980             44,884            36,900

        Operating expenses:
            Sales and marketing                                        9,460             9,090             20,415            17,171
            Product development                                        3,628             3,085              7,104             5,769
            General and administrative                                 2,515             2,355              5,382             4,695
            Charge for purchased in-process
              product development                                         --             9,172                 --             9,172
                                                                 -----------        ----------        -----------        ----------
                     Total operating expenses                         15,603            23,702             32,901            36,807
                                                                 -----------        ----------        -----------        ----------

        Income/(loss) from operations                                  6,091            (4,722)            11,983                93

            Interest income                                              679               665              1,327             1,402
            Interest expense                                              (7)               (2)               (24)               (5)
            Other income (expense), net                                 (323)             (246)              (251)             (231)
                                                                 -----------        ----------        -----------        ----------

        Income/(loss) before income taxes                              6,440            (4,305)            13,035             1,259

        Provision for income taxes                                     2,146             1,678              4,455             3,737
                                                                 -----------        ----------        -----------        ----------

        Net income/(loss)                                        $     4,294        $   (5,983)       $     8,580        $   (2,478)
                                                                 ===========        ==========        ===========        ==========

       Net income/(loss) per share, basic                        $      0.43        $    (0.60)       $      0.86        $    (0.25)
                                                                 -----------        ----------        -----------        ----------
       Net income/(loss) per share, diluted                      $      0.42        $    (0.60)       $      0.84        $    (0.25)
                                                                 -----------        ----------        -----------        ----------

        Shares used to calculate net income/(loss) per share
             Basic                                                10,033,348         9,911,496         10,017,765         9,888,015
             Diluted                                              10,326,052         9,911,496         10,264,257         9,888,015




   The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                          MARCH 31,           MARCH 31,
                                                                            1999                1998
                                                                                 (IN THOUSANDS)
 Cash flows from operating activities:
    Net income                                                            $  8,580            $ (2,478)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                           2,234               1,941
     Loss on sale and disposal of property
        and equipment                                                           23                   6
     Amortization of discount on marketable securities                          94                  55
     Deferred rent                                                              18                  51
     Deferred taxes                                                             54                  88
     Charge for purchased in-process product development                        --               9,172
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                  (5,020)             (1,543)
       Prepaid expenses                                                       (609)               (967)
       Other assets                                                           (774)                184
       Accounts payable                                                      1,830              (1,006)
       Accrued compensation                                                 (1,922)             (1,513)
       Income taxes payable                                                    (56)             (1,370)
       Deferred revenue                                                      1,322               1,424
                                                                          --------            --------
 Net cash provided by operating activities                                   5,774               4,044
                                                                          --------            --------

 Cash flows from investing activities:
     Acquisitions of business, net of cash                                     141              (7,464)
     Acquisitions of property and equipment                                 (2,825)             (2,800)
     Additions to computer software costs                                       --                (891)
     Purchase of marketable securities                                     (23,553)            (59,518)
     Sale of marketable securities                                          22,517              58,666
                                                                          --------            --------
 Net cash used in investing activities                                      (3,720)            (12,007)
                                                                          --------            --------

 Cash flows from financing activities:
     Payments on bank loans                                                     --                (471)
     Payments of debenture                                                      --              (1,056)
     Proceeds from exercise of stock options
      including related tax benefit                                            877                 863
                                                                          --------            --------
 Net cash provided by/(used in) financing activities                           877                (664)
                                                                          --------            --------

 Effect of exchange rate changes on cash                                      (273)                (53)
                                                                          --------            --------


 Net increase/(decrease) in cash and cash equivalents                        2,658              (8,680)

 Cash and cash equivalents, beginning of period                             28,454              25,964
                                                                          --------            --------

 Cash and cash equivalents, end of period                                 $ 31,112            $ 17,285
                                                                          ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the "Company"), as of March 31, 1999 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 1999, or for any other future period.

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

Basic and diluted earnings per share are calculated as follows:

                                                            THREE MONTHS ENDED
BASIC EPS                                               03/31/99            03/31/98
--------------------------------------------------------------------------------------

Net income                                            $ 4,294,147         $(5,982,818)
Weighted average common shares outstanding             10,033,348           9,911,496
Basic income per share                                $      0.43         $     (0.60)


DILUTED EPS
--------------------------------------------------------------------------------------
Net income                                            $ 4,294,147         $(5,982,818)
Weighted average common shares outstanding             10,033,348           9,911,496
Common stock equivalents (1)                              292,704
                                                      -------------------------------
  Total diluted Shares                                 10,326,052           9,911,496

Diluted income                                        $      0.42         $     (0.60)
Per share

                                                             SIX MONTHS ENDED
BASIC EPS                                               03/31/99            03/31/98
--------------------------------------------------------------------------------------

Net income                                            $ 8,580,396         $(2,478,008)
Weighted average common shares outstanding             10,017,765           9,888,015
Basic income per share                                $      0.86         $     (0.25)


DILUTED EPS
--------------------------------------------------------------------------------------
Net income                                            $ 8,580,396         $(2,478,008)
Weighted average common shares outstanding             10,017,765           9,888,015
Common stock equivalents (1)                              246,492
                                                      -------------------------------
  Total diluted Shares                                 10,264,257           9,888,015

Diluted income                                        $      0.84         $     (0.25)
Per share


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

Statement of Position 98-1 ("SOP 98-1") provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal-use computer software costs incurred those fiscal years for all projects, including those projects in progress upon initial application of the SOP. The Company adopted SOP 98-1 in the second quarter of fiscal 1999.

D.  COMPUTER SOFTWARE COSTS

There were no internally developed software costs capitalized for the three and six months ended March 31, 1999, respectively, and $0 and $675,000 for the three and six months ended March 31, 1998, respectively. Amortization expense was $113,00 and $135,000 for the three months ended March 31, 1999 and 1998, respectively, and $248,000 and $158,000 for the six months ended March 31, 1999 and 1998, respectively. Software costs are amortized on a straight-line basis over the estimated useful or market life of the software (generally, one to two years).

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

On February 6, 1998, the Company acquired the stock of The A.R.M. Group Inc., Ontario, Canada for the sum of $10.3 million in cash, stock and assumed liabilities. The A.R.M. Group Inc. was a privately held organization that helped businesses solve maintenance and materials management problems. A.R.M launched the M|Net solution and emerged as a leader in shared inventory networks over which distributors, manufacturers and purchasers of MRO ("Maintenance, Repair and Operating") supplies conduct their business. The Company recorded the acquisition using the purchase method of accounting with $9.2 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1998, $452 thousand allocated to purchased technology, and $657 thousand allocated to tangible assets.

F.  SUPPLEMENTAL CASH FLOW DISCLOSURES

      Cash paid for interest and taxes were as follows:

                                                         Six Months Ended
                                                       ---------------------
        (in thousands)                                  1999           1998
                                                       ------         ------

      Interest........................................ $   25         $    4
      Income taxes....................................  4,559          4,113


     Acquisitions of businesses were as follows:

                                                          Six Months Ended
                                                         -------------------
        (in thousands)                                   1999          1998
                                                         ----        -------

      Fair value of assets acquired...................   $592        $10,280
      Fair value of liabilities assumed...............    729          2,751
      Net cash payments...............................    180          6,400

G.  COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following is presented in accordance with this statement:

(in thousands)

--------------------------------------------------------------------------------
                                                 SIX              SIX
                                               MONTHS            MONTHS
                                                ENDED             ENDED
                                              03/31/99          03/31/98
--------------------------------------------------------------------------------

Net income/(loss)                              $8,580           $(2,478)

--------------------------------------------------------------------------------
Other comprehensive income, net of tax:
--------------------------------------------------------------------------------
  Unrealized (loss) on securities                 (17)             (404)
   Arising during period
--------------------------------------------------------------------------------
  Foreign currency translation adjustment        (376)             (196)
--------------------------------------------------------------------------------
Comprehensive income                           $8,187           $(3,078)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                THREE             THREE
                                               MONTHS            MONTHS
                                                ENDED             ENDED
                                              03/31/99          03/31/98
--------------------------------------------------------------------------------

Net income/(loss)                              $4,294           $(5,983)

--------------------------------------------------------------------------------
Other comprehensive income, net of tax:
--------------------------------------------------------------------------------
  Unrealized (loss) on securities                 (41)             (194)
   Arising during period
--------------------------------------------------------------------------------
  Foreign currency translation adjustment        (412)             (140)
--------------------------------------------------------------------------------
Comprehensive income                           $3,841           $(6,317)
--------------------------------------------------------------------------------


H.  SUBSEQUENT EVENTS

In April 1999, the Company signed agreements with W.W. Grainger, Inc., a leading business-to-business provider of MRO supplies and related information in North America. W.W. Grainger, Inc. will invest $14.5 million (subject to certain closing conditions) to acquire 500,000 shares of the Company's common stock and an option to acquire certain shares of common stock, equal to 5% of the aggregate number of shares outstanding, for a fixed price, of the Company's wholly-owned subsidiary, MRO.com, Inc. Also, in the three months ended December 1998, the Company concluded a significant e-commerce software license with W.W. Grainger, Inc. in excess of $2.5 million.

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

OVERVIEW

The Company develops, markets and supports enterprise asset maintenance software. Businesses, government agencies and other organizations use MAXIMO to assist them in maintaining high-value capital assets such as plants, facilities and production equipment. Through its subsidiary MRO.com, Inc., the Company complements its enterprise asset maintenance software with an Internet-based business-to-business e-Commerce network and set of desktop requisition and on-line procurement software products. The Company's products are designed to enable customers to reduce downtime, control maintenance expenses, cut spare parts inventories and costs, improve purchasing efficiency, and more effectively deploy productive assets, personnel and other resources.

In the second quarter of fiscal 1999, the Company formed a new wholly-owned subsidiary, MRO.com, Inc. MRO.com, Inc. will provide on-line procurement solutions for capital intensive industries and the manufacturing and distribution channels that serve them. These solutions will enable buyers at companies to efficiently manage the complex balance between both planned and spot buy procurement activities. MRO.com, Inc. links an on-line community of MRO ("Maintenance, Repair and Operating") suppliers and buyers to a group of Internet-based procurement products that reduce purchasing and inventory costs. The buyers, many of which are already using the Company's MAXIMO Enterprise Asset Management software, will be offered a new set of Internet-based procurement products as well as a connection to the community of MRO suppliers being assembled by MRO.com. It is intended that as a result, users will benefit from reduced purchasing and inventory costs.

The new MRO.com initial product offerings will include the following:

- mroBuyer: the desktop requisition, workflow and integration gateway software that allows the buyer to connect to the mro Marketplace, and other open content intermediaries and place orders. mroBuyer will provide order management to transport orders from buyer to supplier and real time integration technology to integrate with leading financial systems from SAP, Oracle, and PeopleSoft.

- mroSupplier: the software that connects the supplier to mroMarketplace, receives and sends XML-based transactions to and from the mroMarketplace operations center, and allows suppliers to manage their electronic catalogs.

- mroMarketplace: the collection of suppliers that have partnered with MRO.com, Inc. and who are connected to MRO.com, Inc. buyers.

- mroTransaction Server: the high availability, high bandwidth worldwide network infrastructure and transaction server that connects buyers and suppliers.

The initial MRO.com, Inc. suite of products will be available in the third quarter of fiscal 1999. (1)

The Company's revenues are derived primarily from two sources: (i) software licenses and (ii) fees for services, including support contracts, training and consulting services and transaction fees for on-line charges to engage in electronic commerce for MRO supplies. The Company plans to invest significantly over the next year in its new MRO web-based products and to develop content and add suppliers to www.mro.com, MRO.com's e-Commerce hub. (1)

ACQUISITIONS

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

On February 6, 1998, the Company acquired the stock of The A.R.M. Group Inc., Ontario, Canada for the sum of $10.3 million in cash, stock and assumed liabilities. The A.R.M. Group Inc. was a privately held organization that helped businesses solve maintenance and materials management problems. A.R.M launched the M|Net solution and emerged as a leader in shared inventory networks over which distributors, manufacturers and purchasers of MRO supplies conduct their business. The Company recorded the acquisition using the purchase method of accounting with $9.2 million of the purchase price allocated to in-process product development and charged to

-----------------------------
(1) Forward looking statement
the consolidated statement of operations on March 31, 1998, $452 thousand allocated to purchased technology, and $657 thousand allocated to tangible assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES

                                            Three        CHANGE %        Three
                                           Months                        Months
                                            Ended                         Ended
(in thousands)                           03/31/99                      03/31/98
--------------------------------------------------------------------------------
Software licenses                         $13,470            1.6%       $13,252
Percentage of total revenues                 40.9%                         46.9%

Support and services                      $19,440           29.7%       $14,987
Percentage of total revenues                 59.1%                         53.1%

Total revenues                            $32,910           16.5%       $28,239

The growth in revenues is generated primarily by support and services from the Company's enterprise asset management product, MAXIMO. A significant portion of the Company's revenues are derived from operations outside of the United States. Revenues from sales outside the United States increased 16.5% to $16.2 million or 49.4% of revenues for the three months ended March 31, 1999, compared to $13.9 million or 49.1% of revenues for the three months ended March 31, 1998. The increase in the percentage of revenues generated outside the U.S. for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 can be attributed to the Company's continued global expansion, which in the first quarter of fiscal 1999 included the acquisition of its Italian distributor, the incorporation of a wholly-owned owned subsidiary in the People's Republic of China and the opening of a regional headquarters in Hong Kong.

Software licenses for the three months ended March 31, 1999 increased slightly to 1.6% to $13.4 million from $13.2 million while MAXIMO client/server software licenses grew 4.9%. Software licenses as a percentage of revenues decreased to 40.9% in the three months ended March 31, 1999 from 46.9% in the three months ended March 31, 1998. While the Company experienced a slowing growth rate in MAXIMO software licenses, it did not experience a decline. The Company cautions that the enterprise software application market in general is showing declining revenues due to cautious information technology spending due to the year 2000 issues. (1)

-----------------------------
(1) Forward looking statement

Support and services revenues increased 29.7% over the prior quarter. Consulting services grew 33.8% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 and continue to be a large percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO product. The Company also attributes some of the growth in services to the preference of companies outsourcing enterprise software application implementations so that its internal Information Systems ("IS") departments can concentrate on Year 2000 issues. Support services have grown 25.1% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase in the percentage of support revenues is in direct relation to the increase in software license revenues and a high renewal rate for MAXIMO maintenance contracts. Currently, in excess of 90% of all domestic MAXIMO customers renew their maintenance contracts.

COST OF REVENUES

                                            Three        CHANGE %        Three
                                           Months                        Months
                                            Ended                         Ended
(in thousands)                           03/31/99                      03/31/98
--------------------------------------------------------------------------------
Software licenses                         $ 1,516           23.8%        $1,225
Percentage of software licenses              11.3%                          9.2%

Support and services                      $ 9,700           20.7%        $8,034
Percentage of support and services          49.9%                         53.6%

Total cost of revenues                    $11,216           21.1%        $9,259
Percentage of total revenues                 34.1%                         32.8%

Cost of software revenues consists of software purchased for resale, royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The increase in the cost of software revenues is due primarily to software purchased for resale, production materials and royalties paid to third party vendors.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services is attributable to the hiring of employees and the extensive use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third-party consultants in order to meet the heavy services demand and backlog. The cost of support and services as a percentage of support and services revenues decreased to 49.9% from 53.6% for the three months ended March 31, 1999 and 1998, respectively. The decrease as a percentage of revenues is attributable to growth in support revenues without a proportionate increase in support personnel, combined with timing of realizing third party consulting expenses in relation to the recognition of services revenue. The Company realizes the cost of third party consulting expenses according to when the service is performed. However, revenue on fixed fee contracts cannot be recorded until a percentage of the contract has been completed or an acceptance milestone has been met.

OPERATING EXPENSES

                                            Three        CHANGE %        Three
                                           Months                        Months
                                            Ended                         Ended
(in thousands)                           03/31/99                      03/31/98
--------------------------------------------------------------------------------
Sales and marketing                        $9,460            4.1%        $9,090
Percentage of total revenues                 28.7%                         32.2%

Product development                        $3,628           17.6%        $3,085
Percentage of total revenues                 11.0%                         10.9%

General and administrative                 $2,515            6.8%        $2,355
Percentage of total revenues                  7.6%                          8.3%

In-Process Product Development                N/A           (100%)       $9,172
Percentage of total revenues                  N/A                          32.5%

The increase in sales and marketing expenses for the three months ended March 31, 1999 is primarily due to increases in sales and marketing personnel, costs for global expansion and sales commissions based on revenue growth. The decrease as a percentage of revenues for the three months ended March 31, 1999 is primarily attributable to increases in revenue growth without a commensurate increase in sales and marketing expenses.

The increase in product development expenses for the three months ended March 31, 1999 is attributable to an increase in salary related expenses due to the hiring of additional personnel. There were no internally developed software costs capitalized for the three months ended March 31, 1999 and 1998, respectively.

The Company will be expending development dollars on its electronic commerce product for MRO supply chain management. (1) The Company will continue to make investments in a new MAXIMO Java-based web application component architecture including a mobile application suite of products. (1) The Company will continue to invest in client/server MAXIMO including application-programming interfaces to enterprise resource planning application software products developed by Oracle, PeopleSoft, Baan and SAP. (1)

-----------------------------
(1) Forward looking statement

The increase in general and administrative expenses for the three months ended March 31, 1999 is primarily due to the hiring of additional general and administrative personnel and related benefits and other expenses to support the global expansion of the Company. The decrease as a percentage of revenues for the three months ended March 31, 1999 is primarily attributable to increases in revenue growth without a commensurate increase in general and administrative expenses.

In connection with the The A.R.M. Group Inc. acquisition, the Company acquired in-process product development of $9.2 million. The Company determined that certain aspects of the acquired technology had not reached technological feasibility and had no alternative future use. The Company reached this conclusion based on information prepared by a third party. The Company expensed the portion of the purchase price allocable to such in-process product development in the three months ended March 31, 1998.

NON-OPERATING EXPENSES

                                            Three        CHANGE %        Three
                                           Months                        Months
                                            Ended                         Ended
(in thousands)                           03/31/99                      03/31/98
--------------------------------------------------------------------------------
Interest income                            $ 679             2.1%         $ 665
Interest (expense)                         $  (7)          250.0%         $  (2)
Other income (expense)                     $(323)           31.3%         $(246)

Interest income for the period ended March 31, 1999 is attributable to interest earned on cash equivalents from cash flow generated from operations including accounts receivable collections. The days sales outstanding were 98 days for the quarter ended March 31, 1999 compared to 82 days for the quarter ended March 31, 1998. The increase is primarily due to both the geographic distribution of revenues and timing of invoicing. The Company has established a target of 90 to 95 days for its quarterly days sales outstanding.(1)

The increase in other income (expense) is primarily attributable to expenses related to exchange rate fluctuations in Latin America and Asia Pacific.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 33.3% for the three months ended March 31, 1999. The Company's effective tax rate before a one time non-deductible charge for purchased in-process product development was 34.4% for the three months ended March 31, 1998. The Company anticipates that its fiscal 1999 effective tax rate will not exceed 35%. (1)

-----------------------------
(1) Forward looking statement

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

REVENUES

                                              Six        CHANGE %           Six
                                           Months                        Months
                                            Ended                         Ended
(in thousands)                           03/31/99                      03/31/98
--------------------------------------------------------------------------------
Software licenses                         $27,876          14.3%        $24,395
Percentage of total revenues                 41.7%                         45.7%

Support and services                      $38,951          34.5%        $28,954
Percentage of total revenues                 58.3%                         54.3%

Total revenues                            $66,827          25.3%        $53,349

The growth in revenues is generated from the Company's MAXIMO software and related support and services. A significant portion of the Company's revenues are derived from operations outside the United States. Revenues from sales outside the United States increased 32.1% to $32.9 million or 49.3% of revenues for the six months ended March 31, 1999, compared to $24.9 million or 47% of revenues for the six months ended March 31, 1998. The increase in the percentage of revenues generated outside the U.S. for the six months ended March 31, 1999 compared to the six months ended March 31, 1998 can be attributed to the Company's continued global expansion, which in the first quarter of fiscal 1999 included the acquisition of its Italian distributor, the incorporation of a wholly-owned subsidiary in the People's Republic of China and the opening of a regional headquarters in Hong Kong.

Software licenses for the six months ended March 31, 1999 increased 14.3% to $27.8 million from $24.3 million. Contributing to this increase was a significant e-Commerce license concluded with W.W. Grainger, Inc. in December 1998. The Company recognized in excess of $2.5 million for this license. MAXIMO client/server software licenses grew 6.5%. Software licenses as a percentage of revenues have decreased to 41.7% in the six months ended March 31, 1999 from 45.7% in the six months ended March 31, 1998. While the Company experienced a slowing growth rate in MAXIMO software licenses, it did not experience a decline. The Company cautions that the enterprise software application market in general is showing declining revenues due to cautious information technology spending due to the year 2000 issues. (1)


-----------------------------
(1) Forward looking statement

Support and services revenues have increased 34.5% over the comparable period. Consulting services grew 41.3% for the six months ended March 31, 1999 compared to the six months ended March 31, 1998 and continue to be a large percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO product. The Company also attributes some of the growth in services to the preference of companies outsourcing enterprise software application implementations so that its internal IS departments can concentrate on Year 2000 issues. Support services have grown 24.3% for the six months ended March 31, 1999 compared to the six months ended March 31, 1998. The increase in the percentage of support revenues is in direct relation to the increase in software license revenues and a high renewal rate for MAXIMO maintenance contracts. Currently, in excess of 90% of all domestic MAXIMO customers renew their maintenance contracts.

COST OF REVENUES

                                              Six        CHANGE %           Six
                                           Months                        Months
                                            Ended                         Ended
(in thousands)                           03/31/99                      03/31/98
--------------------------------------------------------------------------------
Software licenses                         $ 2,660           45.4%       $ 1,829
Percentage of software licenses               9.5%                          7.5%

Support and services                      $19,283           31.9%       $14,620
Percentage of support and services           49.5%                         50.5%

Total cost of revenues                    $21,943           33.4%       $16,449
Percentage of total revenues                 32.8%                         30.8%

Cost of software revenues consists of software purchased for resale, royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The increase in the cost of software revenues is due primarily to software purchased for resale, royalties paid to third party vendors, production materials and amortization of capitalized software.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services is attributable to the hiring of employees and the extensive use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third-party consultants in order to meet the heavy services demand and backlog. The cost of support and services as a percentage of support and services revenues decreased to 49.5% from 50.5% for the three months ended March 31, 1999 and 1998, respectively. The decrease as a percentage of revenues is attributable to growth in support revenues without a proportionate increase in support personnel, combined with timing of realizing third party consulting expenses in relation to the recognition of services revenue. The Company realizes the cost of third party consulting expenses according to when the service is performed. However, revenue on fixed fee contracts cannot be recorded until a percentage of the contract has been completed or an acceptance milestone has been met.

OPERATING EXPENSES

                                              Six        CHANGE %           Six
                                           Months                        Months
                                            Ended                         Ended
(in thousands)                           03/31/99                      03/31/98
--------------------------------------------------------------------------------
Sales and marketing                       $20,415           18.9%       $17,171
Percentage of total revenues                 30.5%                         32.2%

Product development                       $ 7,104           23.1%       $ 5,769
Percentage of total revenues                 10.6%                         10.8%

General and administrative                $ 5,382           14.6%       $ 4,695
Percentage of total revenues                  8.1%                          8.8%

In-Process Product Development                N/A                       $ 9,172
Percentage of total revenues                  N/A           (100%)        17.2%

The increase in sales and marketing expenses for the six months ended March 31, 1999 is primarily due to increases in sales and marketing personnel, costs for global expansion and sales commissions based on revenue growth. Also, contributing to this increase is higher costs for advertising expenses to promote global expansion and products. The decrease as a percentage of revenues for the three months ended March 31, 1999 is primarily attributable to increases in revenue growth without a commensurate increase in sales and marketing expenses.

The increase in product development expenses for the six months ended March 31, 1999 is attributable to an increase in salary related expenses due to the hiring of additional personnel. There were no software costs capitalized for the six months ended March 31, 1999 and 1998, respectively.

The Company will be expending development dollars on its electronic commerce product for MRO supply chain management. (1) The Company will continue to make investments in a new MAXIMO Java-based web application component architecture including a mobile application suite of products. (1) The Company will continue to invest in client/server MAXIMO including application-programming interfaces to enterprise resource planning application software products developed by Oracle, PeopleSoft, Bann and SAP. (1)

-----------------------------
(1) Forward looking statement

The increase in general and administrative expenses for the six months ended March 31, 1999 is primarily due to the hiring of additional general and administrative personnel and related benefits and other expenses to support the global expansion of the Company. The decrease as a percentage of revenues for the six months ended March 31, 1999 is primarily attributable to increases in revenue growth without a commensurate increase in general and administrative expenses.

In connection with the A.R.M. Group Inc. acquisition, the Company acquired in-process product development of $9.2 million. The Company determined that certain aspects of the acquired technology had not reached technological feasibility and had no alternative future use. The Company reached this conclusion based on information prepared by a third party. The Company expensed the portion of the purchase price allocable to such in-process product development in the six months ended March 31, 1998.

NON-OPERATING EXPENSES

                                              Six        CHANGE %           Six
                                           Months                        Months
                                            Ended                         Ended
(in thousands)                           03/31/99                      03/31/98
--------------------------------------------------------------------------------
Interest income                            $1,327          (5.3)%        $1,402
Interest(expense)                          $  (24)        380.0%         $   (5)
Other income (expense)                       (251)          8.7%         $ (231)

Interest income for the period ended March 31, 1999 is attributable to interest earned on cash equivalents from cash flow generated from operations including accounts receivable collections.

The increase in other income (expense) is primarily attributable to expenses related to exchange rate fluctuations in Latin America and Asia Pacific.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 34.2% for the six months ended March 31, 1999. The Company's effective tax rate before a one time non-deductible charge for purchased in-process product development was 35.8% for the six months ended March 31, 1998. The income tax expense provided during 1998 reflects the nondeductible nature of certain acquisition-related charges of The A.R.M. Group, Inc. The Company anticipates that its fiscal 1999 effective tax rate will not exceed 35%. (1)




-----------------------------
(1) Forward looking statement

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash and cash equivalents and marketable securities of approximately $70.9 million and working capital of $67.9 million. Cash generated by operations for the six months ended March 31, 1999 was $5.8 million, primarily attributable to net income and an increase in accounts payable, offset by an increase in receivables as a result of the geographic distribution of revenues and timing of invoicing.

Cash used in investing activities totaled $3.7 million, primarily for the purchase of marketable securities and the purchase of property and equipment. Cash generated by financing activities was $877 thousand, primarily from proceeds received from exercises of employee stock options.

As of March 31, 1999, the Company's principal commitment consisted primarily of an office lease for its headquarters. Under the terms of the lease agreement, upon termination of the lease the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through November 2003.

In April 1999, the Company signed agreements with W.W. Grainger, Inc., a leading business-to-business provider of MRO supplies and related information in North America. W.W. Grainger, Inc. will invest $14.5 million (subject to certain closing conditions) to acquire 500,000 shares of the Company's common stock and an option to acquire certain shares of common stock, equal to 5% of the aggregate number of shares outstanding, for a fixed price, of the Company's wholly-owned subsidiary, MRO.com, Inc.

The Company may use a portion of its cash to acquire businesses, products and technologies complementary to its business. (1) The Company also plans on making significant investments over the next year in its new MRO.com web-based products and to develop content and add suppliers to www.mro.com, MRO.com's e-Commerce hub.

The Company believes that its current cash balances combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 1999. (1)



-----------------------------
(1) Forward looking statement

YEAR 2000

"The information contained under this heading constitutes a 'Year 2000 Readiness Disclosure' under the Year 2000 Information and Readiness Disclosure Act."

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

The Company has evaluated its software products and determined that the current versions of MAXIMO Release 4.0.0, 4.0.1, 4.0.2, and 3.0.3 will continue to operate properly into the Year 2000. MAXIMO version 3.0.2 is not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address the issues or the customers must upgrade to MAXIMO Release 4.0.1, 4.0.2, or 3.0.3 and allow adequate time for conversion of data. MAXIMO releases prior to MAXIMO Release 3.0.2 must be upgraded from the user's existing version to MAXIMO Release 4.0.1, 4.0.2, or 3.0.3 in order to be year 2000 compliant. Upgrades will be provided free of charge. MAXIMO


-----------------------------
(1) Forward looking statement

ADvantage 4.0 will continue to operate properly into the Year 2000. Customers using prior versions of ADvantage must be upgraded to ADvantage 4.0 and allow adequate time for conversion of data in order to be year 2000 compliant. Upgrades will be provided free of charge. The Company's electronic commerce product, M|net, is currently being tested for year 2000 compliance. Testing is scheduled to be completed by the end of June 1999. The Company's product PROJECT/2 is no longer sold but the Company does offer support for this product. The Company will release an upgrade of this product targeted for the fourth quarter of fiscal 1999 that will enable this product to run after January 1, 2000 and handle Year 2000 and leap year calculations correctly when used in accordance with the Company's year 2000 readiness documentation. MAXIMO Scheduler 4.0 and 3.0 and P/X Version 2.2.0 are currently being tested for compliance. Testing is scheduled to be completed by the end of June 1999. The Company estimates that the cost to upgrade all of its products to be year 2000 enabled will be approximately $500,000.

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. Thereafter, until January 1, 2002, the transition period, either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company released a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that accepts, stores, calculates, converts and reports euro currency. In the second quarter of fiscal 1999, the Company released primary language versions of MAXIMO 4.0.1 in Brazilian Portuguese, Dutch, French, German, Latin American Spanish, and Swedish. The amount of development dollars spent on the euro release will not have a material adverse effect on the Company's results of operations or financial condition.(1) The Company has initiated a program to determine what, if any, internal systems need to be replaced to comply with the requirements for the adoption of the euro.



-----------------------------
(1) Forward looking statement

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

DEPENDENCE ON MAXIMO

The Company's revenues are primarily attributable to the licensing of its MAXIMO client/server product, introduced in 1991, and to related services and support. Revenues from licenses of MAXIMO and related services and support accounted for approximately 93.8% of the Company's total revenues in fiscal 1998. The Company's financial performance in fiscal 1999 depends on continued market acceptance of MAXIMO. The Company believes that continued market acceptance of MAXIMO will largely depend on its ability to enhance and broaden the capabilities of MAXIMO, by, among other things, developing additional application modules for MAXIMO, versions of MAXIMO and by developing and incorporating into the MAXIMO product technologies that are emerging in connection with the Internet. Any factor adversely affecting sales of MAXIMO, such as delays in development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition or negative evaluations of the products, would have a material adverse effect on the Company's business and financial results.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

The Company has experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results. The Company's revenues and income from operations typically grow at a lower rate or decline in the first quarter of each fiscal year, compared to the fourth quarter of the preceding fiscal year. In addition, revenues are typically higher in the fourth quarter than in other quarters of the year. The Company believes that these quarterly patterns are partly attributable to the Company's sales commission policies, which compensate members of the Company's direct sales force for meeting or exceeding annual quotas. In addition, the Company's quarterly revenues and operating results have fluctuated historically, due to the number and timing of product introductions and enhancements, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. The Company typically realizes a significant portion of its revenue from sales of software licenses in the last two weeks of a quarter, frequently even in the last days of a quarter. Large software license contracts may have a significant impact on

'
revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

The market for asset maintenance software is fragmented by geography, by hardware platform and by industry orientation, and is characterized by a large number of competitors including both independent software vendors and certain enterprise resource planning vendors. Independent Software vendors include Datastream, Inc. and Indus Group. MAXIMO also competes with integrated enterprise resource planning systems which are provided by several large vendors, such as SAP and JD Edwards and others, and which include maintenance modules. Currently, the Company's client/server versions of MAXIMO compete with products of a number of large vendors some of which have traditionally provided maintenance software running on mainframes and minicomputers and are now offering systems for use in the client/server environment. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality to enter the client/server market.

The MRO supply chain management business using electronic commerce has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, the market for electronic procurement solutions is relatively new and underdeveloped. While the Company believes that electronic commerce products and technologies complement the Company's existing products, there can be no assurance that the Company will be able to compete successfully in this market. Many of the Company's enterprise asset management competitors are also entering the MRO e-commerce market. The current potential competitors include, Ariba, Clarus, Commerce One, Concur, Connect, Harbinger, IBM, Intellisys, Microsoft, Netscape, Oracle, PeopleSoft, SAP and others.

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

If Internet usage continues to grow rapidly, its infrastructure may not be able to support customer and user demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Internet usage including usage of the Company's products and services could grow more slowly or decline. The Company is dependent upon improvements being made to the entire Internet as well as to its individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of the Company's customers to utilize the Company's solution will be hindered, and the Company's business, operating results and financial condition may suffer.

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

YEAR 2000

"The information contained under this heading constitutes a 'Year 2000 Readiness Disclosure' under the Year 2000 Information and Readiness Disclosure Act."

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

The Company has evaluated its software products and determined that the current versions of MAXIMO Release 4.0.0, 4.0.1, 4.0.2, and 3.0.3 will continue to operate properly into the Year 2000. MAXIMO version 3.0.2 is not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address the issues or the customers must upgrade to MAXIMO Release 4.0.1, 4.0.2, or 3.0.3 and allow adequate time for conversion of data. MAXIMO releases prior to MAXIMO Release 3.0.2 must be upgraded from the user's existing version to MAXIMO Release 4.0.1, 4.0.2, or 3.0.3 in order to be year 2000 compliant. Upgrades will be provided free of charge. MAXIMO ADvantage
4.0 will continue to operate properly into the Year 2000. Customers using prior versions of ADvantage must be upgraded to ADvantage 4.0 and allow adequate time for conversion of data in order to be year 2000 compliant. Upgrades will be provided free of charge. The Company's electronic commerce product, M|net, is currently being tested for year 2000 compliance. Testing is scheduled to be completed by the end of June 1999. The Company's product PROJECT/2 is no longer sold but the Company does offer support for this product. The Company will release an upgrade of this product targeted for the fourth quarter of fiscal 1999 that will enable this product to run after

January 1, 2000 and handle Year 2000 and leap year calculations correctly when used in accordance with the Company's year 2000 readiness documentation. MAXIMO Scheduler 4.0 and 3.0 and P/X Version 2.2.0 are currently being tested for compliance. Testing is scheduled to be completed by the end of June 1999. The Company estimates that the cost to upgrade all of its products to be year 2000 enabled will be approximately $500,000.

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

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. Thereafter, until January 1, 2002, the transition period, either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company released a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that accepts, stores, calculates, converts and reports euro currency. In the second quarter of fiscal 1999, the Company released primary language versions of MAXIMO 4.0.1 in Brazilian Portuguese, Dutch, French, German, Latin American Spanish, and Swedish. The amount of development dollars spent on the euro release will not have a material adverse effect on the Company's results of operations or financial condition. The Company has initiated a program to determine what, if any, internal systems need to be replaced to comply with the requirements for the adoption of the euro.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

THE COMPANY DOES NOT HAVE ANY MATERIAL RISKS UNDER THIS ITEM.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         The Company held a Special Meeting in lieu of the Annual Meeting of Stockholders on March 24, 1999. At the Special Meeting the stockholders of the Company voted to approve the following actions by the following votes:

         1. To elect Norman E. Drapeau Jr. and Richard P. Fishman as Class III Directors of the company for a term of three years.

                                                    No. of Shares/Votes
                                            -----------------------------------
                                               For           Authority Withheld
                                            ---------        ------------------
                  Norman E. Drapeau, Jr.    7,297,051             267,239
                  Richard P. Fishman        7,295,455             268,835

         2.       To approve the Company's 1999 Equity Incentive Plan.

                                                         No. of Shares/Votes
                                                         -------------------
                  For                                              4,996,053
                  Against                                          2,539,567
                  Abstain                                             28,670

         3. To approve the amendments to the Company's 1994 Incentive and Nonqualified Stock Option Plan.

                                                         No. of Shares/Votes
                                                         -------------------
                  For                                              5,985,517
                  Against                                          1,552,853
                  Abstain                                             25,920

         4. To approve the proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants.

                                                         No. of Shares/Votes
                                                         -------------------
                  For                                              7,559,749
                  Against                                              1,371
                  Abstain                                              3,170

         In addition, Robert L. Daniels, Paul D. Birch, Alan L. Stanzler, and Stephen B. Sayre continue to serve on the Company's Board of Directors after the Special Meeting.

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

         4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

         10. Material Contracts

             10.1 1999 Equity Incentive Plan, as approved by the stockholders of the Company by written consent dated March 24, 1999

             10.2 Amended and Restated 1994 Incentive and Nonqualified Stock
                  Option Plan, as approved by the stockholders of the Company by written consent dated March 24, 1999

             27.  Financial Data Schedule

             27.1 Financial Data Schedule

(b)      Reports on Form 8-K

         During the three months ended March 31, 1999, the Company filed a current report on Form 8-K related to the resignation of William G. Nelson on January 11, 1999 from the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PROJECT SOFTWARE & DEVELOPMENT, INC.

Date: May 14, 1999                  By: /s/ Paul D. Birch
      ------------                      ----------------------------------------
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

                                  EXHIBIT INDEX

EXHIBIT
NO.               DESCRIPTION                                               PAGE
-------           -----------                                               ----

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 File No. 0-23852 and incorporated herein by reference)
3.3 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
4.3 Rights Agreement dated as of January 27, 1998, between Project Software & Development, Inc. and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
10.1. 1999 Equity Incentive Plan, as approved by the stockholders of the Company by written consent dated March 24, 1999
10.2 Amended and Restated 1994 Incentive and Nonqualified Stock Option Plan, as approved by the stockholders of the Company by written consent dated March 24, 1999
27.1     Financial Data Schedule