Form 10-Q
period 1999-06-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1999-08-13
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes    X           No

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 10,587,877 shares of common stock, $.01 par value per share, as of July 31, 1999.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                PAGE

         Consolidated Balance Sheets (unaudited) as of June 30, 1999 and September 30,         3
         1998.

         Consolidated Statements of Operations (unaudited) for the three and nine              4
         months ended June 30, 1999 and 1998.

         Consolidated Statements of Cash Flows (unaudited) for the nine months ended           5
         June 30, 1999 and 1998.

         Notes to Consolidated Financial Statements (unaudited).                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF           11
         OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           35

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                     36

         SIGNATURE                                                                            38

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                         ASSETS                                JUNE 30,       SEPTEMBER 30,
                                                              --------        -------------
                                                                1999              1998
                                                              ---------         ---------
  (IN THOUSANDS,EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents                                   $  50,070         $  28,454
  Marketable securities                                          27,137            38,922
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,745 at June 30,
   1999 and $2,614 at September 30, 1998, respectively           38,440            30,658
  Prepaid expenses                                                4,665             2,799
  Other assets                                                    1,444             1,128
  Deferred income taxes                                           1,503             1,697
                                                              ---------         ---------
    Total current assets                                        123,259           103,658
                                                              ---------         ---------

Marketable securities                                            12,645                --
Property and equipment, net                                       9,767             8,823
Computer software costs, net                                         --               248
Goodwill, net                                                     1,154             1,082
Deferred income taxes                                               748               671
Other assets                                                        418                38
                                                              ---------         ---------
    Total assets                                              $ 147,991         $ 114,520
                                                              =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                             $  11,228         $   8,189
 Accrued compensation                                             4,931             5,800
 Income taxes payable                                             4,003             4,063
 Deferred revenue                                                17,067            12,651
 Deferred income taxes                                              187               287
                                                              ---------         ---------
   Total current liabilities                                     37,416            30,990
                                                              ---------         ---------
Deferred income taxes                                               168               103
Deferred rent                                                       155               144
Deferred revenue                                                    285               615
Equity in minority interest                                          44                44

Commitments and contingencies

Stockholders' Equity

Preferred stock, $.01 par value;1,000,000 authorized, none issued and outstanding

Common stock, $.01 par value;15,350,000 authorized;
 10,557,202 and 9,982,230 issued at June 30,
 1999 and September 30, 1998, respectively                          106               100
Additional paid-in capital                                       65,154            50,410
Retained earnings                                                45,388            32,330
Accumulated other comprehensive income                             (725)             (216)
                                                              ---------         ---------
    Total stockholders' equity                                  109,923            82,624
                                                              ---------         ---------
    Total liabilities and stockholders' equity                $ 147,991         $ 114,520
                                                              =========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                             -----------------------------       ---------------------------
                                                                   1999          1998                  1999         1998
                                                             ------------    -----------         ------------  ------------
(in thousands, except share and per share data)
        Revenues:
            Software                                         $     15,605    $    13,754         $     43,481  $     38,150
            Support and services                                   20,820         17,496               59,771        46,450
                                                             ------------    -----------         ------------  ------------
                     Total revenues                                36,425         31,250              103,252        84,600
                                                             ------------    -----------         ------------  ------------
        Cost of revenues:
            Software                                                1,034          1,147                3,694         2,976
            Support and services                                   10,661          9,038               29,944        23,658
                                                             ------------    -----------         ------------  ------------
                     Total cost of revenues                        11,695         10,185               33,638        26,634
                                                             ------------    -----------         ------------  ------------
        Gross margin                                               24,730         21,065               69,614        57,966

        Operating expenses:
            Sales and marketing                                    11,824          9,856               32,239        27,027
            Product development                                     3,700          3,622               10,804         9,391
            General and administrative                              2,866          2,411                8,248         7,106
            Charge for purchased in-process
              product development                                   - - -          - - -                - - -         9,172
                                                             ------------    -----------         ------------  ------------
                     Total operating expenses                      18,390         15,889               51,291        52,696
                                                             ------------    -----------         ------------  ------------
        Income from operations                                      6,340          5,176               18,323         5,270

            Interest income                                           685            664                2,012         2,066
            Interest expense                                           (1)            (5)                 (25)          (11)
            Other income (expense), net                              (277)          (100)                (528)         (331)
                                                             ------------    -----------         ------------  ------------
        Income before income taxes                                  6,747          5,735               19,782         6,994

        Provision for income taxes                                  2,269          2,052                6,724         5,789
                                                             ------------    -----------         ------------  ------------
        Net income                                           $      4,478    $     3,683         $     13,058  $      1,205
                                                             ============    ===========         ============  ============
       Net income per share, basic                           $       0.44    $      0.37         $       1.29  $       0.12
                                                             ------------    -----------         ------------  ------------
       Net income per share, diluted                         $       0.43    $      0.36         $       1.26  $       0.12
                                                             ------------    -----------         ------------  ------------
        Shares used to calculate net income per share
             Basic                                             10,272,928      9,971,370           10,102,820     9,915,800
             Diluted                                           10,516,711     10,121,729           10,348,409    10,077,254

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                                 JUNE 30,                JUNE 30,
                                                                                   1999                  1998
                                                                                 --------               --------
                                                                                        (IN THOUSANDS)
 Cash flows from operating activities:
    Net income                                                                   $ 13,058                $  1,205
   Adjustments to reconcile net income to net
     cash provided by operating activities:

     Depreciation and amortization                                                  3,308                   3,087
     Loss on sale and disposal of property
       and equipment                                                                   22                      --
     Amortization of discount on marketable securities                                142                      84
     Deferred rent                                                                     12                      91
     Deferred income taxes                                                             55                     287
     Charge for purchased in-process product development                               --                   9,184
     Changes in operating assets and liabilities, net of effect of acquisitions:

       Accounts receivable                                                         (8,003)                 (5,230)
       Prepaid expenses                                                            (1,902)                 (1,360)
       Other assets                                                                (1,074)                    183
       Accounts payable                                                             2,666                  (1,515)
       Accrued compensation                                                          (821)                   (723)
       Income taxes payable                                                            37                    (437)
       Deferred revenue                                                             4,350                   2,626
                                                                                 --------                --------
 Net cash provided by operating activities                                         11,850                   7,482
                                                                                 --------                --------
 Cash flows from investing activities:

     Acquisitions of business, net of cash                                            141                  (7,466)
     Acquisitions of property and equipment                                        (3,641)                 (3,571)
     Additions to computer software costs                                              --                  (1,081)
     Purchase of marketable securities                                            (33,934)                (66,605)
     Sale of marketable securities                                                 32,827                  65,785
                                                                                 --------                --------
Net cash used in investing activities                                              (4,607)                (12,938)
                                                                                 --------                --------
 Cash flows from financing activities:
     Payments on bank loans                                                            --                    (467)
     Payments of debenture                                                             --                  (1,050)
     Proceeds from issuance of common stock,
       net of issuance costs                                                       13,554                      --
     Proceeds from exercise of stock options
      including related tax benefit                                                 1,195                   1,442
                                                                                 --------                --------
 Net cash provided by/(used in) financing activities                               14,749                     (75)
                                                                                 --------                --------
 Effect of exchange rate changes on cash                                             (376)                    369
                                                                                 --------                --------
 Net increase/(decrease) in cash and cash equivalents                              21,616                  (5,162)

 Cash and cash equivalents, beginning of period                                    28,454                  25,964
                                                                                 --------                --------
 Cash and cash equivalents, end of period                                        $ 50,070                $ 20,802
                                                                                 ========                ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the "Company"), as of June 30, 1999 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 1999, or for any other future period.

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

B. INCOME PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect.

Basic and diluted earnings per share are calculated as follows:

                                                 THREE MONTHS ENDED

BASIC EPS                                   06/30/99            06/30/98
------------------------------------------------------------------------
Net income                               $ 4,477,723         $ 3,682,532
Weighted average common
  shares outstanding                      10,272,928           9,971,370
Basic income per share                   $      0.44         $      0.37

DILUTED EPS
------------------------------------------------------------------------
Net income                               $ 4,477,723         $ 3,682,532
Weighted average common
  shares outstanding                      10,272,928           9,971,370
Dilutive potential common shares             243,783             150,359
                                         -------------------------------
  Total diluted                           10,516,711          10,121,729
   Shares
Diluted income                           $      0.43         $      0.36
Per share

                                                 NINE MONTHS ENDED
  BASIC EPS                              06/30/99               06/30/98
------------------------------------------------------------------------
Net income                               $13,058,119         $ 1,204,524
Weighted average common
   shares outstanding                     10,102,820           9,915,800
Basic income per share                   $      1.29         $      0.12


DILUTED EPS
------------------------------------------------------------------------
Net income                               $13,058,119         $ 1,204,524
Weighted average common
   shares outstanding                     10,102,820           9,915,800
Dilutive potential common shares             245,589             161,454
                                         -------------------------------
  Total diluted                           10,348,409          10,077,254
   Shares
Diluted income                           $      1.26         $      0.12
Per share



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

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company will adopt SFAS 133 in the fiscal year ended September 30, 2001. The Company believes that the provisions of SFAS 133 will not, when adopted, have a material impact on the Company's consolidated financial statements.

Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal-use computer software costs incurred those fiscal years for all projects, including those projects in progress upon initial application of the SOP. The Company adopted SOP 98-1 in the second quarter of fiscal 1999.

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

E.  SUPPLEMENTAL CASH FLOW DISCLOSURES

      Cash paid for interest and taxes were as follows:

                                                   Nine Months Ended
                                                  ---------------------
      (in thousands)                                1999           1998
                                                    ----           ----
Interest........................................   $   25         $   11
Income taxes ...................................    6,415          4,753

     Acquisitions of businesses were as follows:

                                                          Nine Months Ended
                                                         --------------------
      (in thousands)                                      1999         1998
                                                          ----         ----
        Fair value of assets acquired..................   $592       $ 10,280
        Fair value of liabilities assumed..............    729          2,751
        Net cash payments..............................    180          6,400


F. COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following is presented in accordance with this statement:

(in thousands)


                                                 THREE MONTHS     THREE MONTHS
                                                ENDED JUNE 30,   ENDED JUNE 30,
                                                    1999             1998
                                                  -------         -------
Net income                                        $ 4,478         $ 3,683
Other comprehensive income, net of tax:
  Unrealized gain/(loss) on securities                 58            (217)
   arising during period
  Foreign currency translation adjustment             (28)            176
Comprehensive income                              $ 4,508         $ 3,642


                                                 THREE MONTHS     THREE MONTHS
                                                ENDED JUNE 30,   ENDED JUNE 30,
                                                    1999             1998
                                                  -------         -------
Net income                                        $ 13,058          $  1,205
Other comprehensive income, net of tax:
  Unrealized loss on securities                       (105)             (621)
   arising during period
  Foreign currency translation adjustment             (404)              (20)
Comprehensive income                              $ 12,549          $    564



G.       COMMON STOCK

In April 1999, the Company signed an agreement with W.W. Grainger, Inc., whereby W.W. Grainger acquired 500,000 shares of the Company's common stock. Net proceeds to the Company, after issuance costs was approximately $13.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements identified by footnotes in the text. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Performance". Readers should also carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K filed by the Company on December 29, 1998.

OVERVIEW

The Company develops, markets and supports enterprise asset maintenance software. Businesses, government agencies and other organizations use MAXIMO to assist them in maintaining high-value capital assets such as plants, facilities and production equipment. The Company's revenues are derived primarily from two sources: (i) software licenses and (ii) fees for services, including support contracts, training and consulting services and transactions fees for on-line charges to engage in electronic commerce for MRO supplies. Through its subsidiary MRO.com, Inc., the Company complements its enterprise asset maintenance software with an Internet-based business-to-business e-Commerce network and set of desktop requisition and on-line procurement software products. The Company's products are designed to enable customers to reduce downtime, control maintenance expenses, cut spare parts inventories and costs, improve purchasing efficiency, and more effectively deploy productive assets, personnel and other resources.

In the second quarter of fiscal 1999, the Company formed a new wholly-owned subsidiary, MRO.com, Inc. MRO.com, Inc. provides on-line procurement solutions for capital intensive industries and the manufacturing and distribution channels that serve them. These solutions will enable buyers at companies to efficiently manage the complex balance between both planned and spot buy procurement activities. MRO.com, Inc. links an on-line community of MRO ("Maintenance, Repair and Operating") suppliers and buyers to a group of Internet-based procurement products and that reduce purchasing and inventory costs. The buyers, many of whom are already using the Company's MAXIMO Enterprise Asset Management software, will be offered a new set of Internet-based procurement products as well as a connection to the community of MRO suppliers being assembled by MRO.com. It is intended that as a result, users will benefit from reduced purchasing and inventory costs. The Company will be making significant investments in MRO.com over the next few quarters and will most likely experience losses in this business segment. (1)

The new MRO.com initial product offerings will include the following:

mroBuyer(TM): mroBuyer was generally made available in June 1999. mroBuyer is part of a suite of Internet-based procurement products designed to link buyers and suppliers in streamlining purchasing efficiencies. mroBuyer links front-line employees to mroMarketplace(TM), which is mro.com's growing online community of supplier catalogs to make MRO related purchases. mroBuyer includes the following four components:

- Desktop Requisition: a browser-based interface to supplier catalog content and purchase order transaction management information. The desktop requisition tool provides users with the ability to search for and select parts from online catalogs, create requisitions and purchase orders online and electronically transfer purchase orders through the mroNetwork(TM) to a company's selected suppliers. It also provides the ability to view real-time inventory availability, order status information, invoice and shipping history and contract pricing.

- mroIntegration Gateway(TM): a standards-based, open architecture, application program interface (API) that provides a seamless connection to leading ERP systems such as SAP, Oracle, and PeopleSoft. The Gateway provides a connection to the leading points of integration with human resources, storeroom inventory, purchase order management, general ledger accounts and accounts payable.

- Workflow: a Java-based application that provides requisition routing and approval based on a company's pre-defined business rules. Requisitions requiring approval are automatically routed through the approval chain by e-mail. An advanced graphical interface is used to create custom rules and workflow models.

- mroTransaction Server(TM): an industry-standard, XML-based connection to the mroMarketplace that provides live, real-time status on orders and transactions between connected buyer and suppliers.

mroSupplier(TM): mroSupplier provides MRO supplier organizations with the tools to overcome the management and cost hurdles associated with Internet Procurement.

-----------------------------
(1) Forward looking statement

- mroSupplier's electronic catalog assists suppliers with catalog development and maintenance activities, such as data scrubbing and formatting. Supplier catalogs are aggregated at the mroMarketplace, where they can be posted for access by all buyers in the community or customized to reflect the unique price and trading agreements of individual buying organizations. mroSupplier provides additional functionality to enable suppliers to update and change catalogs as needed.

- mroIntegration Gateway(TM): a standards-based, open architecture, application program interface (API) that provides a seamless connection to leading ERP systems such as SAP, Oracle, and PeopleSoft. The Gateway provides a connection to the leading points of integration with human resources, storeroom inventory, purchase order management, general ledger accounts and accounts payable.

- mroTransaction Server(TM): an industry-standard, XML-based connection to the mroMarketplace that provides live, real-time status on orders and transactions between connected buyer and suppliers.

Suppliers can also leverage the mroTransaction Server software to provide trading partners with access to price and availability information on items listed in their catalog in a secure, real-time environment.

mroMarketplace(TM): A Web-based community designed to establish the critical mass of buyers and suppliers required for effective management of the indirect supply chain.

The mroMarketplace is a content aggregation hub for more than 40 suppliers, including MRO distribution leader W.W. Grainger, Inc., whose catalog represents 2,000 suppliers and more than 2 million MRO products and services.

The Company plans to invest significantly over the next year in its new MRO web-based products and to develop content and add suppliers to www.mro.com, MRO.com's e-Commerce hub. (1)

-----------------------------
(1) Forward looking statement

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES

                                    Three Months     CHANGE %    Three Months
                                   Ended 06/30/99                Ended 06/30/98
                                   --------------------------------------------
(in thousands)
Software licenses                    $15,605          13.5%         $13,754
Percentage of total revenues            42.8%                          44.0%

Support and services                 $20,820          19.0%         $17,496
Percentage of total revenues            57.2%                          56.0%

Total revenues                       $36,425          16.6%         $31,250

The growth in revenues is generated primarily by support and services from the Company's enterprise asset management product, MAXIMO. A significant portion of the Company's revenues are derived from operations outside of the United States. Revenues from sales outside the United States increased 18.0% to $16.4 million or 45.2% of revenues for the three months ended June 30, 1999, compared to $13.9 million or 44.5% of revenues for the three months ended June 30, 1998. The increase in the percentage of revenues generated outside the U.S. for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 can be attributed to the Company's continued global expansion.

Software licenses for the three months ended June 30, 1999 increased 13.5% to $15.6 million from $13.8 million. MAXIMO client/server software license revenue for the three months ended June 30, 1999 increased 12.2% to $14.7 million from $13.1 million. While software licenses as a percentage of revenues decreased to 42.8% in the three months ended June 30, 1999 from 44.0% in the three months ended June 30, 1998, they remained within the Company's targeted range of 40 to 45% for the quarter. The Company anticipates remaining in this range through early 2000. (1)

During the quarter ended June 30, 1999, the Company's MRO.com business unit concluded a significant e-commerce sale to a major global manufacturer for which it recorded approximately $500,000 of revenue.

-----------------------------
(1) Forward looking statement

Support and services revenues increased 19.0% over the prior quarter. Consulting services grew 18.0% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 and continue to be a large percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO product. Support services grew to 22.7% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increase in the percentage of support revenues is in direct relation to the increase in software license revenues and the high renewal rate for MAXIMO maintenance contracts.

COST OF REVENUES

                                          Three Months           CHANGE %     Three Months
                                        Ended 06/30/99                      Ended 06/30/98
                                        --------------------------------------------------
(in thousands)
Software licenses                          $   1,034               (9.9)%    $ 1,147
Percentage of software licenses                  6.6%                            8.3%

Support and services                       $  10,661               18.0%     $ 9,038
Percentage of support and services              51.2%                           51.7%

Total cost of revenues                     $  11,695               14.8%     $10,185
Percentage of total revenues                    32.1%                           32.6%

Cost of software revenues consists of software purchased for resale, royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The decrease in the cost of software revenues is due primarily to no amortization of capitalized software and documentation, offset somewhat by software purchased for resale. The decrease as a percentage of revenue is attributable to leverage from fixed third party license fee commitments and no software amortization.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services is attributable to the hiring of employees and the extensive use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third-party consultants in order to meet the heavy services demand and backlog. The Company has not been successful in hiring personnel in this area due to current job market and expertise needed to fill these positions. The cost of support and services as a percentage of support and services revenues decreased to 51.2% from 51.7% for the three months ended June 30, 1999 and 1998, respectively. The Company realizes the cost of third party consulting expenses according to when the service is performed.

OPERATING EXPENSES

                                     Three Months          CHANGE %     Three Months
(in thousands)                       Ended 06/30/99                     Ended 06/30/98
                                    --------------------------------------------------
Sales and marketing                  $  11,824               20.0%          $9,856
Percentage of total revenues              32.5%                               31.5%

Product development                  $   3,700                2.2%         $3,622
Percentage of total revenues              10.2%                              11.6%

General and administrative           $   2,866               18.9%         $2,411
Percentage of total revenues               7.9%                               7.7%

The increase in sales and marketing expenses for the three months ended June 30, 1999 is primarily due to increases in sales and marketing personnel, sales commissions based on revenue growth, travel expenses, and costs for global expansion.

The increase in product development expenses for the three months ended June 30, 1999 is attributable to an increase in salary related expenses due to the timing of hiring of additional personnel and no capitalization of software costs for the three months ended June 30, 1999. Capitalization of software costs were $0 and $675 thousand for the three months ended June 30, 1999 and 1998, respectively. The decrease as a percentage of revenues for the three months ended June 30, 1999 is primarily attributable to the delays in hiring personnel.

The Company plans to continue to expend development dollars on its electronic commerce products for MRO supply chain management.(1) The Company will also continue to make investments in a new MAXIMO Java-based web application component architecture, including a mobile application suite of products.(1) The Company will continue to invest in client/server MAXIMO, including application-programming interfaces to enterprise resource planning application software products developed by Oracle, PeopleSoft, Baan and SAP. (1)

The increase in general and administrative expenses for the three months ended June 30, 1999 is primarily due to the hiring of additional general and administrative personnel and related benefits, as well as, professional fees and other expenses to support the global expansion of the Company.

-----------------------------
(1) Forward looking statement

NON-OPERATING EXPENSES

(in thousands)                Three Months      CHANGE %    Three Months
                              Ended 06/30/99                Ended 06/30/98
                              --------------------------------------------
Interest income                $ 685              3.2%        $ 664
Interest (expense)             $  (1)           (80.0)%       $  (5)
Other income (expense)         $(277)           177.0%        $(100)

Interest income for the period ended June 30, 1999 is attributable to interest earned on cash equivalents from cash flow generated from operations including accounts receivable collections.

The increase in other expense is primarily attributable to expenses related to exchange rate fluctuations in Latin America and Asia Pacific.

PROVISION FOR INCOME TAXES

The Company's effective tax rates were 33.6% and 35.8% for the three months ended June 30, 1999 and 1998, respectively. The Company anticipates that its fiscal 1999 effective tax rate will not exceed 35%. (1)

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

REVENUES

                                     Nine Months       CHANGE %      Nine Months
(in thousands)                      Ended 06/30/99                  Ended 06/30/98
                                    ---------------------------------------------
Software licenses                    $ 43,481            14.0%       $ 38,150
Percentage of total revenues             42.1%                           45.1%

Support and services                 $ 59,771            28.7%       $ 46,450
Percentage of total revenues             57.9%                           54.9%

Total revenues                       $103,252            22.0%       $ 84,600

The growth in revenues is generated primarily by support and services from the Company's enterprise asset management product, MAXIMO. A significant portion of the Company's revenues are derived from operations outside the United States. Revenues from sales outside the United States increased 27.3% to $49.4 million or 48.0% of revenues for the nine months ended June 30, 1999, compared to $38.8 million or 45.8% of revenues for the nine

-----------------------------
(1) Forward looking statement
months ended June 30, 1998. The increase in the percentage of revenues generated outside the U.S. for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998 can be attributed to the Company's continued global expansion.

Software licenses for the nine months ended June 30, 1999 increased 14.0% to $43.5 million from $38.2 million. Contributing to this increase was a significant e-commerce license concluded with W.W. Grainger, Inc. in December 1998 for which the Company recognized approximately $3.0 million in revenue, as well as, increases in the number of MAXIMO licenses. MAXIMO client/server software license revenue for the nine months ended June 30, 1999 increased 8.6% to $39.3 million from $36.2 million. While software licenses as a percentage of revenues have decreased to 42.1% in the nine months ended June 30, 1999 from 45.1% in the nine months ended June 30, 1998, they still remain within the Company's targeted range of 40 to 45% of revenues. The Company anticipates remaining in this range through early 2000 (1).

During the quarter ended June 30, 1999, the Company's MRO.com business unit concluded a significant e-commerce sale to a major global manufacturer for which it recorded approximately $500,000 of revenue.

Support and services revenues have increased 28.7% over the comparable period. Consulting services grew 32.3% for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998 and continue to be a large percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO product. Support services grew to 23.7% for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. The increase in the percentage of support revenues is in direct relation to the increase in software license revenues and the high renewal rate for MAXIMO maintenance contracts.

-----------------------------
(1) Forward looking statement

COST OF REVENUES

                                             Nine Months         CHANGE %      Nine Months
(in thousands)                             Ended 06/30/99                      Ended 06/30/98
                                           -------------------------------------------------
Software licenses                          $   3,694               24.1%         $ 2,976
Percentage of software licenses                  8.5%                                7.8%

Support and services                       $  29,944               26.6%         $23,658
Percentage of support and services              50.1%                               50.9%

Total cost of revenues                     $  33,638               26.3%         $26,634
Percentage of total revenues                    32.6%                               31.5%

Cost of software revenues consists of software purchased for resale, royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The increase in the cost of software revenues is due primarily to software purchased for resale, royalties paid to third party vendors and production materials.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services is attributable to the hiring of employees and the extensive use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third-party consultants in order to meet the heavy services demand and backlog. The Company has not been successful in hiring personnel in this area due to current job market and expertise needed to fill these positions. The cost of support and services as a percentage of support and services revenues decreased to 50.1% from 50.9% for the nine months ended June 30, 1999 and 1998, respectively. The Company realizes the cost of third party consulting expenses according to when the service is performed.

OPERATING EXPENSES

                                         Nine Months          CHANGE %       Nine Months
(in thousands)                         Ended 06/30/99                      Ended 06/30/98
                                       --------------------------------------------------
Sales and marketing                    $  32,239               19.3%            $27,027
Percentage of total revenues                31.2%                                  31.9%

Product development                    $  10,804               15.0%            $ 9,391
Percentage of total revenues                10.5%                                  11.1%

General and administrative             $   8,248               16.1%            $ 7,106
Percentage of total revenues                 8.0%                                   8.4%

In-Process Product Development               N/A                                $ 9,172
Percentage of total revenues                 N/A               (100%)              10.8%

The increase in sales and marketing expenses for the nine months ended June 30, 1999 is primarily due to increases in sales and marketing personnel, sales commissions based on revenue growth, travel expenses, and costs for global expansion.

The increase in product development expenses for the nine months ended June 30, 1999 is attributable to an increase in salary related expenses due to the hiring of additional personnel and no capitalization of software costs for the nine months ended June 30, 1999. Capitalization of software costs were $0 and $675 thousand for the nine months ended June 30, 1999 and 1998, respectively.

The Company plans to continue to expend development dollars on its electronic commerce products for MRO supply chain management.(1) The Company will also continue to make investments in a new MAXIMO Java-based web application component architecture, including a mobile application suite of products. (1) The Company will continue to invest in client/server MAXIMO including application-programming interfaces to enterprise resource planning application software products developed by Oracle, PeopleSoft, Bann and SAP. (1)

The increase in general and administrative expenses for the nine months ended June 30, 1999 is primarily due to the hiring of additional general and administrative personnel and related benefits, as well as professional fees and other expenses to support the global expansion of the Company.

In connection with the A.R.M. Group Inc. acquisition, the Company acquired in-process product development of $9.2 million. The Company determined that certain aspects of the acquired technology had not reached technological feasibility and had no

-----------------------------
(1) Forward looking statement
alternative future use. The Company reached this conclusion based on information prepared by a third party. The Company expensed the portion of the purchase price allocable to such in-process product development in the nine months ended June 30, 1998.

NON-OPERATING EXPENSES

(in thousands)                  Nine Months        CHANGE %       Nine Months
                               Ended 06/30/99                    Ended 06/30/98
                               ------------------------------------------------
Interest income                $ 2,012             (2.6)%       $ 2,065
Interest(expense)              $   (25)           127.3%        $   (10)
Other income (expense)         $  (528)            59.5%        $  (331)

Interest income for the period ended June 30, 1999 is attributable to interest earned on cash equivalents from cash flow generated from operations including accounts receivable collections.

The increase in other expense is primarily attributable to expenses related to exchange rate fluctuations in Latin America and Asia Pacific.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 34.0% for the nine months ended June 30, 1999. The Company's effective tax rate before a one time non-deductible charge for purchased in-process product development was 35.8% for the nine months ended June 30, 1998. The income tax expense provided during 1998 reflects the nondeductible nature of certain acquisition-related charges. The Company anticipates that its fiscal 1999 effective tax rate will not exceed 35%. (1)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had cash and cash equivalents and marketable securities of approximately $89.9 million and working capital of $85.8 million. Cash generated by operations for the nine months ended June 30, 1999 was $11.9 million, primarily attributable to net income and an increase in deferred revenue and accounts payable, offset by an increase in receivables as a result of the geographic distribution of revenues. The days sales outstanding were 95 days for the quarter ended June 30, 1999 compared to 84 days for the quarter ended June 30, 1998. The increase is primarily due to the geographic distribution of revenues. The Company has established a target of 90 to 95 days for its quarterly days sales outstanding. (1)

-----------------------------
(1) Forward looking statement

Cash used in investing activities totaled $4.6 million, primarily for the purchase of marketable securities and the purchase of property and equipment.

Cash generated by financing activities was $14.7 million, primarily from proceeds of an investment by W.W. Grainger, Inc., ("Grainger"), a leading business-to-business provider of MRO supplies and related information. In April 1999, the Company signed agreements with Grainger, whereby Grainger acquired 500,000 shares of the Company's common stock for $14.5 million and acquired a two-year option to purchase 5% of the Company's wholly-owned subsidiary, MRO.com, Inc. for $3.8 million. Also contributing to cash generated by financing activities are proceeds received from exercises of employee stock options.

As of June 30, 1999, the Company's principal commitment consisted primarily of an office lease for its headquarters. Under the terms of the lease agreement, upon termination of the lease the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through November 2003.

The Company may use a portion of its cash to acquire businesses, products and technologies complementary to its business. (1) The Company also plans on making significant investments over the next year in its new MRO.com web-based products and to develop content and add suppliers to www.mro.com, MRO.com's e-Commerce hub.

The Company believes that its current cash balances combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 2000. (1)

YEAR 2000

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

-----------------------------
(1) Forward looking statement

Management has initiated a program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The Company continues to assess the readiness of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company utilizes other third party software products, network equipment and telecommunications products. Failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. There can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company currently estimates that the costs associated with preparing internal systems for the Year 2000 should not exceed $100,000. (1) To date, the Company has not had to spend any material funds on updating its internal systems. However, there can be no assurances that as the Company continues its program of reviewing internal systems that the costs will not exceed $100,000. The Company is in the process of finalizing a contingency plan based on the final results gathered from its suppliers and third parties. The Company plans to finalize this plan by end of September 1999.

The Company has evaluated its software products and determined that the current versions of MAXIMO Release 4.0.0, 4.0.1, 4.0.2, 4.0.3, and 3.0.3 will continue to operate properly into the Year 2000. MAXIMO version 3.0.2 is not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address the issues or the customers must upgrade to MAXIMO Release 4.0.3, 4.0.1, 4.0.2, or 3.0.3 and allow adequate time for conversion of data. MAXIMO releases prior to MAXIMO Release 3.0.2 must be upgraded from the user's existing version to MAXIMO Release 4.0.3, 4.0.1, 4.0.2, or 3.0.3 in order to be year 2000 compliant. Upgrades will be provided free of charge. MAXIMO ADvantage 4.0 will continue to operate properly into the Year 2000. Customers using prior versions of ADvantage must be upgraded to ADvantage
4.0 and allow adequate time for conversion of data in order to be year 2000 compliant. Upgrades will be provided free of charge. The Company's electronic commerce products are currently being tested for year 2000 compliance. Testing is scheduled to be completed by the end of September 1999. The Company's product PROJECT/2 is no longer sold but the Company does offer support for this product. PROJECT/2 is not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address the issues or the customers must upgrade to the recommended versions and allow adequate time for conversion of data. Upgrades will be provided free of charge. MAXIMO

-----------------------------
(1) Forward looking statement

Scheduler releases prior to MAXIMO Scheduler Release 3.0 and P/X releases prior to P/X Version 2.2.0 are not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address issues or the customers must upgrade to the recommended versions and allow adequate time for conversion of data. Upgrades will be provided free of charges. The Company estimates that the cost to upgrade all of its products to be year 2000 enabled will be approximately $500,000. (1)

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. Thereafter, until January 1, 2002, the transition period, either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company released a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that accepts, stores, calculates, converts and reports euro currency. In the second quarter of fiscal 1999, the Company released primary language versions of MAXIMO 4.0.1 in Brazilian Portuguese, Dutch, French, German, Latin American Spanish, and Swedish. The Company also released a new English language client/server version of MAXIMO (MAXIMO 4.0.2) for Workflow in the second quarter of fiscal 1999 that is euro compliant as defined above. In the third quarter of fiscal 1999, the Company released an English language version of mroBuyer's(TM) Desktop Requisition that is also euro compliant as defined above. The amount of development dollars spent on the euro release will not have a material adverse effect on the Company's results of operations or financial condition.(1) The Company has initiated a program to determine what, if any, internal systems need to be replaced to comply with the requirements for the adoption of the euro.

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

NEW PRODUCTS; NEW MARKETS

In the second quarter of fiscal 1999, the Company formed a new wholly-owned subsidiary, MRO.com, Inc. MRO.com links an on-line community of MRO suppliers and buyers to a group of internet-based procurement products. There can be no assurance that the Company's MRO products will be sold successfully in the business-to-business electronic commerce market or if the Company's MRO products will achieve market acceptance.

The Company's future success in the electronic commerce market may depend on its ability to accurately determine the functionality and features required by its customers, as well as, the ability to enhance its MRO products and deliver them in a timely manner.

The Internet procurement market is a nascent market that may undergo rapid technological change. The Company cannot predict the present and future size of the potential market for its MRO products and services. The Company may incur substantial costs to enhance and modify its MRO products and services in order to meet the demands of this growing and changing market.

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

The Company has entered into nonexclusive license agreements with Centura Software Corporation, Scribe Technologies, Incorporated, Cognos Corporation, Netronic Software GmbH, HSB Reliability Technologies Corporation, Intelligent Labeling Technologies, Incorporated, WebLogic, Incorporated, webMethods, Inc., Marimba, Inc., and Intermat, Inc. pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses, or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

PRODUCT DEVELOPMENT:  INTERNET

The Company is currently developing a Java-based component architect software application to incorporate into the MAXIMO product technologies emerging in conjunction with the Internet. Internet technologies and applications generally are developing and gaining acceptance rapidly in the market. MRO supply chain management using electronic commerce is a nascent market with many standards and technologies remaining to be developed. Accordingly, developing technologies pose risks to the Company. The Company believes that electronic commerce products and technologies complement the Company's Enterprise Asset Management products. There can be no assurance that the Company will successfully anticipate trends in this market, that the Company will be successful in Internet technology development or acquisition efforts or that the Company's Internet applications, if developed, will achieve market acceptance.

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

Management has initiated a program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The Company continues to assess the readiness of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company utilizes other third party software products, network equipment and telecommunications products. Failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. There can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company currently estimates that the costs associated with preparing internal systems for the Year 2000 should not exceed $100,000. To date, the Company has not had to spend any material funds on updating its internal systems. However, there can be no assurances that as the Company continues its program of reviewing internal systems that the costs will not exceed $100,000. The Company is in the process of finalizing a contingency plan based on the final results gathered from its suppliers and third parties. The Company plans to finalize this plan by end of September 1999.

The Company has evaluated its software products and determined that the current versions of MAXIMO Release 4.0.0, 4.0.1, 4.0.2, 4.0.3, and 3.0.3 will continue to operate properly into the Year 2000. MAXIMO version 3.0.2 is not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address the issues or the customers must upgrade to MAXIMO Release 4.0.3, 4.0.1, 4.0.2, or 3.0.3 and allow adequate time for conversion of data. MAXIMO releases prior to MAXIMO Release 3.0.2 must be upgraded from the user's existing version to MAXIMO Release 4.0.3, 4.0.1, 4.0.2, or 3.0.3 in order to be year 2000 compliant. Upgrades will be provided free of charge. MAXIMO ADvantage 4.0 will continue to operate properly into the Year 2000. Customers using prior versions of ADvantage must be upgraded to ADvantage
4.0 and allow adequate time for conversion of data in order to be year 2000 compliant. Upgrades will be provided free of charge. The Company's electronic commerce products are currently being tested for year 2000 compliance. Testing is scheduled to be completed by the end of September 1999. The Company's product PROJECT/2 is no longer sold but the Company does offer support for this product. PROJECT/2 is not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address the issues or the customers must upgrade to the recommended versions and allow adequate time for conversion of data. Upgrades will be provided free of charge. MAXIMO Scheduler releases prior to MAXIMO Scheduler Release 3.0 and P/X releases prior to P/X Version 2.2.0 are not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address issues or the customers must upgrade to the recommended versions and allow adequate time for conversion of data. Upgrades will be provided free of charges. The Company estimates that the cost to upgrade all of its products to be year 2000 enabled will be approximately $500,000.

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

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. Thereafter, until January 1, 2002, the transition period, either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company released a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that accepts, stores, calculates, converts and reports euro currency. In the second quarter of fiscal 1999, the Company released primary language versions of MAXIMO 4.0.1 in Brazilian Portuguese, Dutch, French, German, Latin American Spanish, and Swedish. The Company also released a new English language client/server version of MAXIMO (MAXIMO 4.0.2) for Workflow in the second quarter of fiscal 1999 that is euro compliant as defined above. In the third quarter of fiscal 1999, the Company released an English language version of mroBuyer's(TM) Desktop Requisition that is also euro compliant as defined above. The amount of development dollars spent on the euro release will not have a material adverse effect on the

Company's results of operations or financial condition. The Company has initiated a program to determine what, if any, internal systems need to be replaced to comply with the requirements for the adoption of the euro.

NO REVISIONS OR UPDATES TO FORWARD-LOOKING STATEMENTS

The Company has no obligation to release publicly any revision or update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

THE COMPANY DOES NOT HAVE ANY MATERIAL RISKS UNDER THIS ITEM.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No.376420, and incorporated herein by reference)

         3.2 Restated By-Laws of the Company, as amended (included as Exhibit
         3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, File No. 0-23852 and incorporated herein by reference)

         3.3 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

         4. Instruments defining the Rights of Security Holders, Including Indentures

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

                  10.3 Stock Purchase Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999.

                  10.4 Stock Option Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999.

                  10.5 Registration Rights Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999.

                  27.    Financial Data Schedule

                  27.1   Financial Data Schedule

(b)      Reports on Form 8-K

         There were no current reports filed on Form 8-K for the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROJECT SOFTWARE & DEVELOPMENT,  INC.

Date:        August 13, 1999         By:      /s/ Paul D. Birch
             ---------------                  -----------------
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

                                  EXHIBIT INDEX

EXHIBIT

NO.               DESCRIPTION                                              PAGE
---               -----------                                              ----

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 File No. 0-23852 and incorporated herein by reference)

3.3 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852,and incorporated herein by reference)

4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

4.3 Rights Agreement dated as of January 27, 1998, between Project Software & Development, Inc. and BankBoston, N.A. as Rights Agent (included as
         Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No.0-23852, and incorporated herein by reference)

4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (included as
         Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

10.3 Stock Purchase Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999.

10.4 Stock Option Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999.

10.5 Registration Rights Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999.

27.1     Financial Data Schedule