Form 10-K
period 1999-09-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 1999-12-29
CIK 920354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
(mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

As of December 16, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $496,684,432 based on the last sale price of such stock on such date.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 21,487,326 shares of common stock, $.01 par value per share, as of December 16, 1999.

                       DOCUMENT INCORPORATED BY REFERENCE
         Certain portions of the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Total number of pages:

Exhibit index is located on page:

                                     PART I

ITEM 1. BUSINESS

GENERAL

Project Software & Development, Inc. ("PSDI" or the "Company") develops, markets and supports enterprise asset maintenance software used by businesses, government agencies and other organizations to assist them in maintaining high-value capital assets such as facilities, plants and production equipment. The Company complements its enterprise asset maintenance software with an Internet-based business-to-business e-Commerce network and set of desktop requisition and online procurement software products that enable businesses to engage in electronic commerce. The Company's products are designed to enable customers to reduce down-time, control maintenance expenses, cut spare parts inventories and costs, improve purchasing efficiency and more effectively deploy productive assets, personnel and other resources.

The Company's principal software product is MAXIMO(R), an enterprise-wide client/server asset maintenance management application. The client/server version of MAXIMO was first released in February 1991 and has been employed in production applications for more than eight years. Revenues from licenses of client/server MAXIMO have grown from $1,406,000 in fiscal year 1991 to $56,389,000 in fiscal year 1999. The Company's MAXIMO client/server products offer robust functionality, drawing upon the Company's established track record as a provider of large-scale applications critical to the operations of major industrial companies.

In fiscal 1998, the Company introduced an industry specific focused applications strategy for MAXIMO. MAXIMO for Facilities, MAXIMO for Industry, and MAXIMO Enterprise for Transportation are pre-configured applications with industry specific MAXIMO modules that are packaged into the base MAXIMO product. These offerings are priced competitively and supported by standard implementation packages tailored specifically for facilities, mid-tier manufacturing and companies with sophisticated fleet management needs. MAXIMO Enterprise for Utilities, MAXIMO Enterprise for Energy, and MAXIMO Enterprise for Process became available in fiscal 1999.

In fiscal 1999, the Company formed a new wholly-owned subsidiary, MRO.com, Inc. MRO.com, Inc. ("MRO.com") has established subsidiaries in Australia, Canada, Hong Kong, and the United Kingdom. MRO.com, Inc. provides on-line procurement solutions for capital intensive industries and the manufacturing and distribution channels that serve them. These solutions will enable buyers at companies to efficiently manage the complex balance between both planned and spot buy procurement activities. MRO.com, Inc. links an on-line community of MRO ("Maintenance,

Repair and Operating") suppliers and buyers to a group of Internet-based procurement products that reduce purchasing and inventory costs. The buyers, many of whom are already using the Company's MAXIMO Enterprise Asset Management software, will be offered a new set of Internet-based procurement products as well as a connection to a community of MRO suppliers assembled by MRO.com. It is expected that as a result, users will benefit from reduced purchasing and inventory costs. Revenues from MRO.com products and services were $6,100,000 in fiscal year 1999.

In April 1999, the Company signed agreements with W.W. Grainger, Inc., a leading business-to-business provider of MRO supplies and related information in North America. W.W. Grainger, Inc. acquired 1,000,000 shares of the Company's common stock for $14.5 million and acquired a two-year option to purchase 5% of the Company's wholly-owned subsidiary, MRO.com, Inc., for an exercise price of $3.8 million.

On February 6, 1998, the Company acquired the stock of A.R.M. Group Inc., Ontario, Canada. A.R.M. Group Inc. was a privately-held organization that helped businesses solve maintenance and indirect materials management problems. A.R.M. launched the M|net solution over which distributors, manufacturers and purchasers of MRO supplies conduct their business through a shared inventory network.

PRODUCTS

MAXIMO
The MAXIMO maintenance management software product is used to plan and manage ongoing maintenance and repair operations and to track related labor, parts and costs. Using MAXIMO, customers can prioritize tasks, assign work based on the availability of necessary parts and labor and analyze equipment failures in order to implement appropriate preventative maintenance measures. MAXIMO permits work orders to be generated and tracked electronically, and also to be linked to related information, such as labor and equipment records, job procedures, parts inventories and purchasing systems. Failure analysis using MAXIMO can assist in identifying root causes of equipment problems and can aid in designing preventive maintenance procedures to reduce future equipment failure rates and downtime.

In fiscal 1998, the Company released MAXIMO 4.0, which combines an open architecture with Java components and enhanced safety work management and materials management features, that helps organizations better manage maintenance operations and prevent equipment disruptions and down time. MAXIMO
4.0 includes safety and compliance features so that companies can implement in-depth tracking and reporting processes that adhere to mandated regulatory guidelines. MAXIMO 4.0 is available in English, Brazilian Portuguese, Dutch, French, German, Japanese, Latin American Spanish, and Swedish.

MAXIMO FEATURES

MAXIMO is composed of a series of integrated modules, each of which is linked to the others and to a relational database management system. Each module includes one or more applications functions, including the following:

The Equipment Module tracks associated costs, histories, and failures of a serialized piece of equipment as it moves throughout a plant or facility.

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

MAXIMO OPTIONS

MAXIMO offers users a variety of integrated options, including, but not limited to, the following:

MAXIMO Integration Gateways - MAXIMO integrates with multiple financial systems including package integration to Oracle(R), PeopleSoft(R), and SAP(R).

Internet - MAXIMO allows the "Self Service" creation of new work requests and review of existing requests through any Java-enabled Internet browser, electronic commerce capabilities for the transfer of purchase orders to vendors and MRO-Online ability to download job plans and PM schedules.

MAXIMO Analyzer - MAXIMO Analyzer provides detailed information allowing users to rapidly pose multiple questions and assess responding data to make critical business decisions. The product converts transaction data into a functional analysis instrument utilizing PowerPlay(R) from Cognos, a leading supplier of business intelligence tools. MAXIMO Analyzer delivers true distributed Online Analytical Processing (OLAP) capabilities for MAXIMO users.

MAXIMO ARCHITECTURE

MAXIMO's client/server versions are provided by a direct link to many of today's leading commercial SQL databases including the Oracle and Microsoft SQL Server database products. MAXIMO accommodates database servers operating under Novell NLM, Windows NT and UNIX operating systems, and supports a variety of network operating systems, including Novell NetWare, Banyan VINES and IBM LAN Server for OS/2, and standard network communications protocols including TCP/IP and IPX/SPX. MAXIMO's use of a standard SQL database and support for a broad range of server platforms, network operating systems and communications protocols provides customers with the flexibility to match their computing resources to their needs, and facilitates the integration of data from other applications such as accounting and human resources.

The MAXIMO "Self Service" applications are the initial MAXIMO applications developed in a Java-based, object oriented, component architecture designed to replace, in an evolutionary manner, the existing MAXIMO client/server architecture. This framework is initially being used to develop Java-based self-service applications and wireless applications running on hand held devices.

MRO.COM

MRO.com products are designed to enable organizations to purchase indirect MRO items over the Internet quickly and easily. MRO buyers are provided with the tools to gain immediate access to product catalog content from their selected suppliers. This buy-side software solution also provides integration to the business system of the buying organization and transaction management to connect buyers and suppliers in real time.

The MRO.com product offerings include the following:

mroBuyer(TM):
mroBuyer was generally made available in June 1999. mroBuyer is part of a suite of Internet-based procurement products designed to link buyers and suppliers in streamlining purchasing efficiencies. mroBuyer provides a single interface for electronic procurement of MRO supplies, materials, parts and services from participating suppliers. mroBuyer links front-line employees to mroMarketplace(TM), which is MRO.com's growing online community of supplier catalogs through which a buyer can make MRO related purchases. mroBuyer also includes the following components:

o Desktop Requisition: a browser-based interface to supplier catalog content and purchase order transaction management information. The desktop requisition tool provides users with the ability to search for and select parts from online catalogs, create requisitions and purchase orders online and electronically transfer purchase orders through the mroNetwork(TM) to a company's selected suppliers. It also provides the ability to view real-time inventory availability, /order status information, invoice and shipping history and contract pricing.

o mroIntegration Gateway(TM): a standards-based, open architecture, application program interface (API) that provides a connection to leading ERP systems such as SAP, Oracle, and PeopleSoft.

o Workflow: a Java-based application that provides requisition routing and approval based on a company's pre-defined business rules. Requisitions requiring approval are automatically routed through the approval chain by e-mail. An advanced graphical interface is used to create custom rules and workflow models.

o mro Transaction Server(TM): an industry-standard, XML-based connection to the mroMarketplace that provides live, real-time status on orders and transactions between connected buyer and suppliers.

mroSupplier(TM):
mroSupplier provides MRO supplier organizations with the tools to overcome the management and cost hurdles associated with Internet procurement. mroSupplier's electronic catalog assists suppliers with catalog development and maintenance activities, such as data scrubbing and formatting. Supplier catalogs are aggregated at the mroMarketplace, where they can be posted for access by all buyers in the community or customized to reflect the unique price and trading agreements of individual buying organizations. mroSupplier provides additional functionality to enable suppliers to update and change catalogs as needed. mroSupplier also includes mroIntegration Gateway(TM) and mro Transaction Server(TM).

mroMarketplace(TM):
A Web-based community designed to establish the critical mass of buyers and suppliers required for effective management of the indirect supply chain. The mroMarketplace is a content aggregation hub for more than 40 suppliers.

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

Customer Support Programs. As of September 30, 1999, the Company employed a technical hot-line support staff of 79 employees operating out of the Company's corporate headquarters in Massachusetts and three international technical response centers located in the United Kingdom, Australia, and Canada.

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

Implementation, Consulting and Training. As of September 30, 1999, the Company employed a consulting and training staff of 200 employees. The Company's network of international distributors also provides services within their geographic territories.

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

CUSTOMERS

The Company's customers include electric, water and other utilities, educational, research and health care institutions, government agencies, hotels, casinos, airlines and railroads, as well as large, well-known corporations in manufacturing, oil and gas, construction, mining, aerospace, defense, ship building, telecommunications, ground fleet transportation, data processing, semiconductor, financial, computer, entertainment, banking, insurance, pharmaceutical and other industries. The Company's products have been installed and are supported in major markets worldwide. Local language support is provided in many of these markets.

SALES AND MARKETING

The Company markets its products in the United States through a direct sales force of 117 persons operating out of its Massachusetts headquarters and sales offices located in California, Colorado, Florida, Georgia, Illinois, Maryland, Michigan, New Hampshire, New Jersey, New York, Texas, and Virginia. The Company markets its products outside the United States through a sales force of 127 persons from a network of sales offices in Argentina, Australia, Belgium, Canada, China, France, Germany, Hong Kong, India, Mexico, the Netherlands, Sweden, Thailand and the United Kingdom and through distributors in parts of Africa, Asia, Europe, the Middle East and South America. Approximately 46% of the Company's total revenues in fiscal 1999 were derived from sales outside the United States.

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

The sales cycle for MAXIMO products, from the initial sales presentation to the issuance of a purchase order, typically ranges from six to eighteen months for the different MAXIMO vertical modules. The Company believes that customers generally choose MAXIMO based on the features it provides and upon a preference for the product architecture, implementation time, domain expertise and ease of use.

The sales cycle for MRO.com products, from the initial sales presentation to the issuance of a purchase order, typically ranges from six to nine months. The Company has focused its sales strategy towards capital intensive industrial companies more than the service type industries, such as banks and financial institutions.

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

The Company has alliances with Oracle and PeopleSoft. The Company also offers a solution to SAP through an alliance with IBM Global Services (an affiliate of IBM). The Company develops reseller channels that supplement the direct sales force. The Company has agreements with outsourcing vendors such as Johnson Controls, Inc. and ABB Service Worldwide (an affiliate of Asea Brown Boveri). The Company works closely with major systems integrators such as IBM Global Services, Innolog, Inc., and Cordant Inc. (an affiliate of Tracor, Inc.). The Company has OEM arrangements with companies such as Honeywell Incorporated, The Foxboro Company, and Elsag-Bailey.

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

The market for asset maintenance software is fragmented by geography, hardware platform and industry orientation, and is characterized by a large number of competitors, including both independent software vendors and certain enterprise resource planning vendors including SAP and JD Edwards, who offer a module incorporating limited asset maintenance functionality. Over the past few years, there has been a consolidation within the asset maintenance software market. The Company expects that in the future MAXIMO may encounter competition from vendors of low cost maintenance systems designed initially for use by a single user or limited number of users, as vendors of these products upgrade their functionality in an attempt to enter the client/server market. MAXIMO for Industry and MAXIMO for Facilities compete with a number of competitors, one of which is a public company, but most of which are small regional companies.

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

The MRO supply chain management business using electronic commerce has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, the market for electronic procurement solutions is relatively new and underdeveloped. Many of the Company's enterprise asset management competitors are also entering the MRO e-Commerce market. The current potential competitors include, Ariba, Clarus, Commerce One, Concur, Connect, Harbinger, IBM, Intellisys, Microsoft, Netscape, Oracle, PeopleSoft, SAP and others. This market will be rapidly developing and changing.

PRODUCT DEVELOPMENT

The Company has made substantial investments in research and software product development. The Company's total product development expenses in 1999, 1998 and 1997 were $14,959,000, $13,247,000, and $11,387,000, respectively. The Company's research and development staff consisted of 140 employees and a number of consultants as of September 30, 1999. The Company's development organization is comprised of relatively small teams of senior level developers and engineers, who focus on different areas of development.

The Company will continue its MAXIMO client/server product development and work closely with customers to define and develop market driven product enhancements. The Company's product development efforts are also currently focused on a standards based component architecture written in the Java programming language. Moving beyond traditional client/server and three-tier architectures, an open standards based component architecture provides benefits in terms of greater flexibility, improved integration capabilities, lower "cost of ownerships" in maintaining and application infrastructure, as well as improved developer productivity in both development and implementations. The MAXIMO and mroBuyer products are heavily leveraging this technology. The Company continues its efforts to integrate MAXIMO and mroBuyer with the major Enterprise Resource Planning ("ERP") systems, such as PeopleSoft, Oracle, SAP and BaaN to offer its clients a complete and flexible integrated business system solution.

Some of the other projects that the development group is focused on include developing business components to support mobile applications, self service applications, enterprise integration and the MRO.com, Inc., electronic commerce applications, as well as, researching and investigating new technologies that should complement the Company's product strategies in the future.

The Company's products consist primarily of internally developed software and the products acquired from The A.R.M. Group Inc. In addition, the Company has incorporated in its products graphical user interfaces, report writers, application development tools and database management systems developed by other vendors.

The computer industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. In particular, the Company believes that it must continue to respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. Any failure by the Company to anticipate or respond adequately to technological development and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenues.

The Company has experienced delays in the past in the introduction of new products and product enhancements. These delays have varied in duration depending on the scope of the project and the nature of the problems encountered. There can be no assurance, however, that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products and product enhancements developed by the Company will achieve market acceptance.

LICENSED TECHNOLOGY

The Company licenses certain software programs from third-party developers and incorporates them into the Company's products. These licenses are non-exclusive worldwide licenses that terminate on varying dates. The Company believes that it will be able to renew these licenses or that it will be able to obtain substitute products if needed.

The Company has entered into a non-exclusive license agreement with CENTURA Corporation that permits the Company to include certain Centura proprietary software products collectively called the "SQL System" in the Company's products. Under the terms of the agreement, the Company is required to pay fixed royalty fees to Centura. Centura may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company. The Company has entered into a non-exclusive license agreement with Brio Technologies (formerly Sqribe) ("Brio") that grants to the Company's end-users the rights to a single-user, application specific SQR3 license to modify the standard reports delivered with MAXIMO, as well as run-time licenses. Under the terms of the agreement, the Company is currently required to pay fixed royalties to Brio. The Company may terminate the agreement at any time. Brio may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company. Currently, these products are included in MAXIMO Enterprise and Workgroup. The Company has entered into a non-exclusive license agreement with COGNOS Corporation ("Cognos") that permits the Company to incorporate Cognos' Powerplay product in MAXIMO Analyzer. Under the term of the Agreement, the Company is required to pay royalties to Cognos based on every MAXIMO Analyzer module licensed. The Company has entered into a non-exclusive license agreement with NETRONIC Software GmbH ("Netronic") that permits the Company to incorporate certain graphic software programs into the Company's products. Under the terms of the agreement, the Company is currently required to pay fixed royalties to Netronic. The Company may terminate the agreement at any time. Netronic may terminate the agreement on the occurrence of a material, uncured breach of the agreement by the Company. The Company has also entered into non-exclusive license agreements after September 1999 with Broadvision, Citrix, Moai, Verity, and Webmethods, which permit the Company to incorporate certain software programs or data into the Company's products.

PROPRIETARY RIGHTS AND LICENSES

The Company has registered all of its trademarks with the United States Patent and Trademark Office. Registrations with equivalent offices in many foreign countries in which the Company or its distributors do business have been obtained or are in process. A patent application has been filed with the United States patent office for inventory sharing as it relates to electronic commerce. There has been no objection to the patent in the United Sates. The Company intends to file for a global patent for the same.

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

PRODUCTION

The principal materials and components used in the Company's software products include computer media, user manuals and training guides. The Company currently uses third-party vendors to print its user manuals, packaging and related materials, but duplicates program CD-Roms and diskettes in its manufacturing and distribution facility located at its corporate headquarters. The Company then assembles the third party produced documentation with diskettes and CD-Roms and ships these directly from its manufacturing and distribution facility. To date, the Company has been able to obtain adequate supplies of all components and materials and has not experienced any material difficulties or delays in manufacture and assembly of its products or materials due to product defects.

EMPLOYEES

As of September 30, 1999, the Company had 745 full-time employees including 244 in sales, marketing and related services, 140 in product research and development, 79 in customer support, 200 in training and consulting services, and 82 in finance, administration, information technology, human resources, manufacturing and office services. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

ITEM 2.  PROPERTY

The Company relocated both its corporate headquarters and its manufacturing and distribution facilities in December 1997 to a leased facility consisting of approximately 110,000 square feet, at an average annual base cost of $1,300,000, under a 6 year net lease with a renewal option through December 31, 2009. Additionally, the Company estimates that its annual operating expenses under the lease will be approximately $1,000,000, based on information currently available. The actual costs will depend on such factors as actual electricity usage, real estate taxes and operating costs. Under the terms of its lease, the Company has the ability to sublease the space and may elect to do so in the future should business conditions dictate. The Company leases additional sales offices in California, Colorado, Florida, Georgia, Idaho, Illinois, Maryland, Missouri, New Hampshire, New Jersey, New York, Ohio, Tennessee, Texas, and Virginia. The Company also leases offices for its international operations in Argentina, Australia, Canada, China, France, Germany, Hong Kong, India, Mexico, the Netherlands, Sweden, Thailand and the United Kingdom.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

STOCK INFORMATION

Price Range of Common Stock

The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation National Market System ("The NASDAQ Stock Market") under the symbol PSDI. As of December 16, 1999, there were approximately 53 holders of record of the Company's Common Stock. This reflects the fact that most of the Company's stock is held in street names through one or more nominees.

The following table sets forth the high and low per share sales prices of the Company's Common Stock, as reported on the NASDAQ Stock Market consolidated reporting system for each quarterly period within the two year period ended September 30, 1999.

             FISCAL 1999                       HIGH                  LOW
            First Quarter                     $16.00                $6.50
           Second Quarter                     $21.06                $9.69
            Third Quarter                     $17.19                $9.00
           Fourth Quarter                     $27.00               $15.38

             FISCAL 1998                       HIGH                  LOW
            First Quarter                     $13.94                $8.00
           Second Quarter                     $12.22                $9.38
            Third Quarter                     $14.25                $9.38
           Fourth Quarter                     $11.88                $6.13

On October 15, 1999, the Company's Board of Directors approved a 2-for-1 stock split in the form of a dividend of its common stock to be paid to all shareholders of record on December 15, 1999. The payment distribution date for the stock dividend was December 22, 1999. The stock split was subject to shareholder approval of an increase in the Company's authorized common stock, $0.01 par value per share, from 15,350,000 to 50,000,000 shares. Stockholders approved the transaction on December 15, 1999. All share and per share data has been restated to reflect this stock split in the form of a dividend as though it had occurred at the beginning of the earliest period presented.

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

In January 1998, the Board of Directors of the Company adopted a stockholder rights plan by declaring a dividend distribution of one preferred stock purchase right (one "Right") on each share of the Company's Common Stock outstanding on January 27, 1998 or, in certain circumstances, issued thereafter. Initially, the Rights are not exercisable, not represented by separate Right certificates and do not trade separately from the Company's Common Stock. Ten days after a tender offer or acquisition of 15% or more of the Company's common stock, each right may be exercised for $140 ("Exercise Price") to purchase one one-thousand of one share of the Company's Series A Junior Participating Preferred Stock. Each one one-thousandth of each share of Series A Junior Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. In addition, after such rights are triggered, each Right entitles the holder to purchase common stock of the Company with a fair value of twice the Exercise Price or, in certain circumstances, securities of the acquiring company for the Exercise Price. Each Right expires in January 2008 and, during specified periods, the Company may redeem or exchange each Right for $.01 or one share of common stock, respectively. The Rights Agreement has been filed by the Company with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A dated February 2, 1998. Stockholders are urged to review the Rights Agreement for a complete understanding of the Rights Plan. The Rights Plan, while providing the Board of Directors with flexibility in connection with possible acquisitions and deterring unfair or coercive takeover tactics, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, beneficial ownership of 15% or more of the outstanding shares of the Company's Common Stock.

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

                                           YEAR ENDED SEPTEMBER 30,
                             --------------------------------------------------
(in thousands, except
 per share data)
                               1999       1998       1997      1996      1995
                               ----       ----       ----      ----      ----

Revenues                     $145,665   $120,016   $ 96,700   $73,329   $50,372

Income from operations         24,333     12,902     16,271    14,606     8,438

Net income                     17,880      6,222     11,570    10,046     5,629

Net income per                   0.87       0.32       0.59      0.53      0.33
share, basic

Net income per                   0.85       0.31       0.58      0.50      0.32
share, basic

Weighted number of common      21,094     20,156     20,126    20,104    17,692
and dilutive potential
common shares

                             --------------------------------------------------

Total Assets                  159,033    114,520    102,239    83,476    64,960

Long-Term Obligations             282        906        144       628       962

Dividends Per Share             - - -      - - -      - - -     - - -      - - -

On October 15, 1999, the Company's Board of Director's approved a 2-for-1 stock split in the form of a dividend of its common stock. The stock split was subject to approval of an increase in the Company's authorized common stock. Stockholders approved the transaction on December 15, 1999. All share and per data has been restated to reflect this stock split as though it had occurred at the beginning of the earliest period presented.

Included in net income for the year ended 1999 is a one-time charge for purchased in-process product technology of $9,172,000 related to the purchase of the A.R.M. Group Inc. on February 6, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information this Annual Report contains forward-looking statements identified by footnotes in the text. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Performance". Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1999.

OVERVIEW

The Company develops, markets and supports enterprise asset maintenance software used by businesses, government agencies and other organizations to assist them in maintaining high-value capital assets such as facilities, plants and production equipment. The Company complements its enterprise asset maintenance software with an Internet-based business-to-business e-Commerce network and set of desktop requisition and online procurement software products that enables businesses to engage in electronic commerce. The Company's products are designed to enable customers to reduce down-time, control maintenance expenses, cut spare parts inventories and costs, improve purchasing efficiency and more effectively deploy productive assets, personnel and other resources. The Company's revenues are derived primarily from two sources: (i) software licenses and (ii) fees for services, including support contracts, training and consulting services and commerce fees for on-line charges to engage in electronic commerce for Maintenance, Repair and Operations ("MRO").

ACQUISITIONS AND OTHER RELATED MATTERS

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

In April 1999, the Company signed agreements with W.W. Grainger, Inc. ("Grainger"), a business-to-business provider of MRO supplies and related information, whereby Grainger acquired 1,000,000 shares of the Company's common stock for $14.5 million, less expenses of $954 thousand, and acquired a two-year option to purchase 5% of the Company's wholly-owned subsidiary, MRO.com, Inc. with an exercise price of $3.8 million.


                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                             Year Ended September 30,
                                           ---------------------------
Revenues:                                   1999       1998       1997
                                            ----       ----       ----
   Software                                 42.7%      45.0%      52.1%
   Support and services                     57.3       55.0       47.9
                                           -----      -----      -----
     Total revenues:                       100.0      100.0      100.0
Total cost of revenues                      32.5       31.2       27.5
                                           -----      -----      -----
Gross margin                                67.5       68.8       72.5
                                           -----      -----      -----
Operating expenses:
   Sales and marketing                      32.6       31.2       34.1
   Product development                      10.3       11.0       11.8
   General and administrative                8.0        8.2        9.8
   Purchased in-process
     Product development                      --        7.6         --
                                           -----      -----      -----

Total operating expenses:                   50.9       58.0       55.7
                                           -----      -----      -----
Income from operations                      16.6       10.8       16.8
Other income(expense), net                   2.0        1.3        1.9
                                           -----      -----      -----
Income before income taxes                  18.6       12.1       18.7
Income taxes                                 6.3        6.9        6.8
                                           -----      -----      -----
Net income                                  12.3%       5.2%      11.9%
                                           -----      -----      -----


FISCAL 1999 COMPARED TO FISCAL 1998

REVENUES

(in thousands)                             1999         CHANGE %         1998
---------------------------------------  --------       --------       --------
Software licenses                        $ 62,240         15.2%        $ 54,007
Percentage of total revenues                 42.7%                         45.0%

Support and services                     $ 83,425         26.4%        $ 66,009
Percentage of total revenues                 57.3%                         55.0%

Total revenues                           $145,665         21.4%        $120,016

Total MAXIMO client/server revenues were $136.8 million in fiscal 1999, an increase of 20% over fiscal 1998. The growth in revenues was generated primarily by increases in support and services revenues from the Company's enterprise asset management product, MAXIMO MRO.com revenues were $6.1 million, an increase of 608.5% over 1998. A significant portion of the Company's revenues was derived from operations outside of the United States. Revenues from sales outside the United States for 1999 increased 23.4% to $67.6 million or 46.4% of revenues, compared to $54.8 million or 45.7% of revenues in 1998. The increase in the percentage of revenues generated outside the U.S. can be attributed to the Company's continued global expansion.

Software licenses for 1999 increased 15.2% to $62.2 million from $54.0 million. MAXIMO client/server software license revenue for 1999 increased 9.1% to $56.3 million from $51.6 million. MRO.com software license revenue for 1999 increased to $5.1 million from $179 thousand. The increase in MRO.com products was attributable to the release of new products in fiscal 1999, specifically MROBuyer(TM) anD mroSupplier(TM). During fiscal 1999. MRO.com, Inc. concluded software license contracts with two customers that were in excess of 10% of its total software revenues.

Total software licenses as a percentage of total revenues decreased to 42.7% in 1999 from 45.0% in 1998, but remained within the Company's targeted range of 40 to 45% for the year. The Company anticipates remaining in this range through early fiscal 2000. (1)

Support and services revenues increased 26.4% in 1999 over the prior year. Consulting services grew 29.6% in 1999 compared to 1998 and continues to be a large percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO product. MRO.com services were not a significant portion of revenues and represented only 1% of service revenues for fiscal 1999. Support services grew to 21.7% in 1999 compared to 1998. The increase in the percentage of support revenues was in direct relation to the increase in software license revenues and the high renewal rate for MAXIMO maintenance contracts.

COST OF REVENUES

(in thousands)                             1999         CHANGE %         1998
---------------------------------------  --------       --------       --------
Software licenses                        $ 5,018          10.6%        $ 4,537
Percentage of software licenses              8.1%                          8.4%

Support and services                     $42,310          28.5%        $32,936
Percentage of support and services          50.7%                         49.9%

Total cost of revenues                   $47,328          26.3%        $37,473
Percentage of total revenues                32.5%                         31.2%

Cost of software revenues consists of software purchased for resale, royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The increase in the cost of software revenues was due primarily to software purchased for resale, royalties paid to third party vendors, and production materials. This increase was partially offset by a significant decrease in software amortization in 1999.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services was

(1) Forward looking statement.

attributable to the hiring of employees and the extensive use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third-party consultants in order to meet the services demand and backlog. The cost of support and services as a percentage of support and services revenues increased slightly to 50.7% from 49.9% in 1999 and 1998, respectively. The increase as a percentage of revenues is attributable to salary and benefit increases for new hires and the costs for third party contractors.

OPERATING EXPENSES

(in thousands)                             1999         CHANGE %         1998
---------------------------------------  --------       --------       --------
Sales and marketing                      $47,417          26.7%        $37,418
Percentage of total revenues                32.6%                         31.2%

Product development                      $14,959          12.9%        $13,247
Percentage of total revenues                10.3%                         11.0%

General and administrative               $11,628          18.6%        $ 9,804
Percentage of total revenues                 8.0%                          8.2%

In-Process Product Development               N/A         (100)%        $ 9,172
Percentage of total revenues                 N/A                           7.6%


The increase in sales and marketing expenses in 1999 was primarily due to increases in sales support and marketing personnel, sales commissions, marketing research and telemarketing expenses and higher travel costs.

The increase in product development expenses in 1999 was primarily due to the hiring of additional employees and no capitalization of software costs in fiscal 1999. No software development costs were capitalized in 1999 since costs incurred subsequent to the establishment of technological feasibility were not significant. Capitalization of software costs were $675 thousand in 1998. The decrease as a percentage of revenues was attributable to the efficiencies in managing product development goals without commensurate increases in expenses.

The Company intends to make significant investments in electronic commerce products for MRO supply chain management. (1) The Company will also continue to invest in client/server MAXIMO Java applications.

The increase in general and administrative expenses in 1999 was primarily due to an increase in bad debt reserves to cover foreign receivables and professional fees and other expenses to support the global expansion of the Company.

NON-OPERATING EXPENSES

(in thousands)                             1999         CHANGE %         1998
---------------------------------------  --------       --------       --------
Interest income                           $3,052          26.6%         $2,411
Interest (expense)                        $  (50)        (87.1)%        $ (389)
Other income (expense)                    $ (175)        (53.5)%        $ (376)
Loss on minority interest                 $  N/A          (100)%        $  (44)

Interest income in 1999 was attributable to interest earned on marketable securities and cash equivalents from cash flow generated from operations including accounts receivable collections offset by premiums amortized for purchased marketable securities.

In fiscal 1998, the Company obtained financing from a third party for a receivable due from the United States Government, which is the reason for the higher amount of interest expense in fiscal 1998.

The decrease in other income (expense) was attributable to income derived from the MAXIMO Users Group Conference, offset by foreign translation losses.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 34.2% in 1999. The decrease in the effective tax rate in 1999 is primarily due to foreign tax credits and benefits from a foreign sales corporation. The Company's effective tax rate before a one time non-deductible charge for purchased in-process product development was 35.0% in 1998. The income tax expense provided during 1998 reflects the non-deductible nature of certain charges related to the acquisition of the A.R.M. Group Inc. The Company anticipates that its fiscal 2000 effective tax rate will not exceed 36%. (1)

FISCAL 1998 COMPARED TO FISCAL 1997
REVENUES

(in thousands)                             1998         CHANGE %         1997
---------------------------------------  --------       --------       --------
Software licenses                        $ 54,007         7.2%         $50,393
Percentage of total revenues                 45.0%                        52.1%

Support and services                     $ 66,009        42.5%         $46,307
Percentage of total revenues                 55.0%                        47.9%

Total revenues                           $120,016        24.1%         $96,700

The growth in total revenues was generated from the Company's MAXIMO client/server software and related support and services. A significant portion of the Company's total revenues was derived from operations outside of the United States. Revenues from sales outside the United States for 1998 increased 29.2% to $54.8 million or 45.7% of total revenues, compared to $42.4 million or 43.8% of total revenues in 1997. The increases in the percentage of total revenues generated outside the United States in 1998 can be attributed to the expansion of the Company's international sales organization.

The Company experienced an increase in the average selling price of its MAXIMO client/server software licenses during fiscal 1998. These client/server versions of MAXIMO have a higher entry price and are typically implemented in configurations involving a larger number of users, for whom additional license fees are paid.

Software sales for 1998 increased 7.2% to $54.0 million from $50.4 million. This growth was attributable to licenses of MAXIMO client/server software, which grew 8.6% primarily attributable to a large multi-million dollar software license and the general availability of MAXIMO Release 4.0 in English. Software licenses as a percentage of revenues decreased to 45.0% in 1998 from 52.1% in 1997 due to the increase in services support to implement the Company's MAXIMO client/server product in connection with customers large-scale enterprise-wide financial installations

The increase in support and services revenues was attributable to increases in both MAXIMO support contracts and consulting services. Consulting services grew 49.5% in 1998 and was a large percentage of total revenues due to additional service demands in connection with large-scale implementations of the Company's MAXIMO client/server product. Support services grew 30.2% in 1998.

COST OF REVENUES

(in thousands)                             1998         CHANGE %         1997
---------------------------------------  --------       --------       --------
Software licenses                        $ 4,537          78.1%        $ 2,547
Percentage of software licenses              8.4%                          5.1%

Support and services                     $32,936          37.1%        $24,025
Percentage of support and services          49.9%                         51.9%

Total cost of revenues                   $37,473          41.0%        $26,572
Percentage of total revenues                31.2%                         27.5%

Cost of software revenues consists of royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The increase in the cost of software revenues was due primarily to royalties paid to third party vendors for software and costs for third party software products.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services was attributable to the hiring of employees and the extensive use of third-party consultants contracted to perform services for the

Company. The Company utilizes the services of these higher cost third-party consultants in order to meet the services backlog. The cost of support and services as a percentage of support and services revenues decreased to 49.9% from 51.9% in 1998 and 1997, respectively. The decrease as a percentage of revenues is attributable to economies of scale realized in connection with the establishment of four support centers which provide round the clock support rather than providing support in all countries, combined with improved margins on third party consulting expenses.

OPERATING EXPENSES

(in thousands)                             1998         CHANGE %         1997
---------------------------------------  --------       --------       --------
Sales and marketing                      $37,418         13.4%         $32,985
Percentage of total revenues                31.2%                         34.1%

Product development                      $13,247         16.3%         $11,387
Percentage of total revenues                11.0%                         11.8%

General and administrative               $ 9,804          3.4%         $ 9,485
Percentage of total revenues                 8.2%                          9.8%

In-Process Product Development           $ 9,172          100%             N/A
Percentage of total revenues                 7.6%                          N/A


The increase in sales and marketing expenses in 1998 was primarily due to increases in sales support and marketing personnel and sales commissions. Also, contributing to this increase was higher costs for travel and lodging due partially to price increases imposed by the airline and travel industries. The comparative year's expense levels were a larger percentage of revenues as they were established for budgeted revenue levels that were not achieved.

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

NON-OPERATING EXPENSES

(in thousands)                            1998         CHANGE %         1997
--------------------------------------- --------       --------       --------
Interest income                          $2,411             .1%          $2,409
Interest (expense)                       $ (389)        1520.8%          $  (24)
Other income (expense)                   $ (376)         (28.9%)         $ (529)
Loss on minority interest                $  (44)                         N/A

Interest income in 1998 was attributable to interest earned on cash equivalents from cash flow generated from operations including accounts receivable collections offset by premiums amortized for purchased marketable securities.

The increase in interest expense was attributable to the discount paid on a U.S. Government receivable financed by a third party.

The decrease in other income (expense) is attributable to income derived from the MAXIMO Users Group Conference, offset by foreign translation losses.

PROVISION FOR INCOME TAXES

The Company's effective tax rate before a one time non-deductible charge for purchased in-process product development was 35.0% in 1998. The Company's effective tax rate in 1997 was 36.2%. The income tax expense provided during 1998 reflects the non-deductible nature of certain charges related to the acquisition of the A.R.M. Group Inc.

                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash and cash equivalents and marketable securities of approximately $98.2 million and working capital of $95.1 million. Cash generated by operations for fiscal year 1999 was $21.1 million, primarily attributable to net income and an increase in deferred revenue, accounts payable, and accrued compensation offset by an increase in receivables as a result of the increases in revenues for the fourth quarter of 1999.

Cash used in investing activities totaled $6.1 million, primarily for the purchase of marketable securities.

Cash generated by financing activities was $16.9 million, primarily from proceeds from an investment by Grainger. In April 1999, the Company signed agreements with Grainger, whereby Grainger acquired 1,000,000 shares of the Company's common stock for $14.5 million less expenses of $954 thousand, and acquired a two-year option to purchase 5% of the Company's wholly-owned subsidiary, MRO.com, Inc. for an exercise price of $3.8 million. Also contributing to cash generated by financing activities are proceeds received from exercises of employee stock options.

As of September 30, 1999, the Company's principal commitment consisted primarily of an office lease for its headquarters. Under the terms of the lease agreement, upon termination of the lease the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through September 2006.

The Company may use a portion of its cash to acquire businesses, products and technologies complementary to its business. (1) The Company also plans on making significant investments over the next year in its new MRO.com web-based products and to develop content and add suppliers to WWW.MRO.COM, MRO.com's e-Commerce hub.

The Company believes that its current cash balances and marketable securities combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 2000. (1)

YEAR 2000

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

During 1998, Management initiated a program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The focus of the program was to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The Company assessed the


(1) Forward Looking Statement
readiness of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company utilizes other third party software products, network equipment and telecommunications products. Failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. There can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. To date, the Company has not had to spend any material funds on updating its internal systems. Costs associated with preparing internal systems for the Year 2000 were approximately $100,000. There can be no assurances that as the Company experiences the phenomenon of Year 2000 that more costs will not occur. The Company has made its best efforts to prepare for the Year 2000 based on the final results gathered from its suppliers and third parties. The Company's assessment is that they will be adequately prepared for the Year 2000, but can offer no positive guarantees.

The Company has evaluated its software products and determined that the current versions of MAXIMO Release 4.0.0, 4.0.1, 4.0.2, 4.0.3, and 3.0.3 will continue to operate properly into the Year 2000. MAXIMO version 3.0.2 is not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address the issues or the customers must upgrade to a later MAXIMO release and allow adequate time for conversion of data. MAXIMO releases prior to MAXIMO Release 3.0.2 must be upgraded from the user's existing version to a later MAXIMO release order to be year 2000 compliant. MAXIMO ADvantage 4.0 will continue to operate properly into the Year 2000. Customers using prior versions of ADvantage must be upgraded to ADvantage 4.0 and allow adequate time for conversion of data in order to be year 2000 compliant. The Company's product PROJECT/2 is no longer sold but the Company does offer support for this product. PROJECT/2 is not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address the issues or the customers must upgrade to the recommended versions and allow adequate time for conversion of data. MAXIMO Scheduler releases prior to MAXIMO Scheduler Release 3.0 and P/X releases prior to P/X Version 2.2.0 are not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address issues or the customers must upgrade to the recommended versions and allow adequate time for conversion of data. The Company estimates that the cost to upgrade all of its products to be year 2000 enabled were approximately $500,000.

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. Thereafter, until January 1, 2002, ("the transition period"), either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in, participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company released a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that accepts, stores, calculates, converts and reports euro currency. In the second quarter of fiscal 1999, the Company released primary language versions of MAXIMO 4.0.1 in Brazilian Portuguese, Dutch, French, German, Latin American Spanish, and Swedish. The Company also released a new English language client/server version of MAXIMO (MAXIMO 4.0.2) for Workflow in the second quarter of fiscal 1999 that is euro compliant as defined above. In the third quarter of fiscal 1999, the Company released an English language version of mroBuyer's(TM) Desktop Requisition that is also euro compliant as defined above. The amount of development dollars spent on the euro releases did not and is not expected to have a material adverse effect on the Company's results of operations or financial condition. (1)

                      FACTORS AFFECTING FUTURE PERFORMANCE

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

DEPENDENCE ON MAXIMO

The Company's revenues are primarily attributable to the licensing of its MAXIMO client/server product, introduced in 1991, and to related services and support. Revenues from licenses of MAXIMO and related services and support accounted for approximately 94% of the Company's total revenues in 1999. The Company's financial performance in 2000 depends largely on continued market acceptance of MAXIMO. The Company believes that continued market acceptance of MAXIMO will largely depend on its ability to enhance and broaden the capabilities of MAXIMO by among other things, developing additional application modules for MAXIMO, versions of MAXIMO and by developing and incorporating into the MAXIMO product technologies that are emerging in connection with the Internet. Any factor adversely affecting sales of MAXIMO, such as delays in development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition or negative evaluations of the products, would have a material adverse effect on the Company's business and financial results.

NEW PRODUCTS; NEW MARKETS

In the second quarter of fiscal 1999, the Company formed a new wholly-owned subsidiary, MRO.com, Inc. MRO.com, Inc. links an on-line community of MRO suppliers and buyers to a group of Internet-based procurement products. There can be no assurance that the Company's MRO products will be sold successfully in the business-to-business electronic commerce market or that the Company's MRO products will achieve market acceptance. There is also no assurance that the Company can create a large enough community of sellers and buyers.

The Company's future success in the electronic commerce market may depend on its ability to accurately determine the functionality and features required by its customers, as well as the ability to enhance its MRO products and deliver them in a timely manner.

The Internet procurement market is a nascent market that may undergo rapid technological change. The Company cannot predict the present and future size of the potential market for its MRO products and services. The Company may incur substantial costs to enhance and modify its MRO products and services in order to meet the demands of this growing and changing market. The Company's MRO product segment is not yet profitable and may not be profitable for sometime, if ever.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

The Company has experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results. The Company's revenues and income from operations typically grow at a lower rate or decline in the first quarter of each fiscal year, compared to the fourth quarter of the preceding fiscal year. In addition, revenues are typically higher in the fourth quarter than in other quarters of the year. The Company believes that these quarterly patterns are partly attributable to the Company's sales commission policies, which compensate members of the Company's direct sales force for meeting or exceeding annual quotas. In addition, the Company's quarterly revenues and operating results have fluctuated historically due to the number and timing of product introductions and enhancements, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. The Company typically realizes a significant portion of its revenue from sales of software licenses in the last two weeks of a quarter, frequently even in the last days of a quarter. Large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

The MRO supply chain management business using the Internet has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, the market for electronic procurement solutions is relatively new and underdeveloped. While the Company believes that electronic commerce products and technologies complement the Company's existing products, there can be no assurance that the Company will be able to compete successfully in this market. Many of the Company's enterprise asset management competitors are also entering the MRO e-commerce market. The current potential competitors include Ariba, Clarus, Commerce One, Concur, Connect, Harbinger, IBM, Intellisys, Microsoft, Netscape, Oracle, PeopleSoft, SAP and others.

Certain of the Company's competitors have greater financial, marketing, service and support and technological resources than the Company. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, the Company could be at a competitive disadvantage.

INTERNATIONAL OPERATIONS

A significant portion of the Company's total revenues are derived from operations outside the United States. The Company derived 46.4%, 45.7%, and 43.8% of its total revenue from sales outside the United States in fiscal years 1999, 1998, and 1997, respectively. The Company expects that international revenues will continue to be a significant percentage of total revenues. The Company expects international revenues to continue to grow in absolute dollars during 1999, and accordingly, continues to invest in international infrastructure, global product functionality and translated versions of financial and other software products. In the event international expansion and/or product globalization efforts are not successful, the Company's business operating results and financial condition may be adversely affected. This international business is subject to various risks common to international activities, including exposure to currency fluctuations, greater difficulty in collecting accounts receivable, political and economic instability, the greater difficulty of administering business abroad and the need to comply with a wide variety of foreign import and United States export laws and regulatory requirements.

A significant portion of the Company's total revenue is derived from international operations that are conducted in foreign currencies. Changes in the values of these foreign currencies relative to the United States dollar have in the past adversely affected, and may in the future affect, the Company's results of operations and financial position. Gains and losses on translation to United States dollars and settlement of receivables from international subsidiaries may contribute to fluctuations in the Company's results of operations. To date, the Company has not engaged in currency hedging transactions. The Company may in the future undertake currency hedging, although there can be no assurance that hedging transactions, if entered into, would materially reduce the effects of fluctuations in foreign currency exchange rates on the Company's results of operations. The Company experienced lower than anticipated revenue growth rates in the Asia Pacific region during 1999 in part due to the economic difficulties that have occurred throughout this region. There can be no assurances that the economy of this region will recover in the near future or that the Company's growth rates in this geographic region will return to the previous levels if the recovery occurs.

DEPENDENCE ON THIRD PARTIES

The client/server versions of MAXIMO operate with the Oracle, SQLServer, and SQLBase database management systems. Introduction and increased market acceptance of database management systems with which the Company's products do not operate could adversely affect the market for the Company's products.

The Company has entered into nonexclusive license agreements with including, but not limited to, Broadvision Incorporated, Centura Software Corporation, Scribe Technologies, Incorporated, Cognos Corporation, Netronic Software GmbH, HSB Reliability Technologies Corporation, Intelligent Labeling Technologies, Incorporated, Verity Software, webMethods, Inc., and Intermat, Inc. pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses, or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

The MRO.com business operations are dependent on third party data centers, which could be destroyed or damaged. MRO operations are dependent upon the ability to protect computer equipment and the information stored in these third party data centers against damage that may be caused by natural disasters, fire, power loss, telecommunication or Internet failures, unauthorized intrusions, computer viruses and other similar damaging events. The Company cannot assure that any of these damaging events would not result in a prolonged outage of the Company's network services or that the Company would not experience a reduction of revenues, which could have a material adverse effect on our business and financial results.

PRODUCT DEVELOPMENT:  INTERNET

The Company has developed a Java-based component architect software application to incorporate into the MAXIMO product technologies emerging in conjunction with the Internet. Internet technologies and applications generally are developing and gaining acceptance rapidly in the market. MRO supply chain management using electronic commerce is a nascent market with many standards and technologies remaining to be developed. Accordingly, developing technologies pose risks to the Company. The Company believes that electronic commerce products and technologies complement the Company's Enterprise Asset Management products. There can be no assurance that the Company will successfully anticipate trends in this market, that the Company will be successful in Internet technology development or acquisition efforts or that the Company's Internet applications, if developed, will achieve market acceptance.

If Internet usage continues to grow rapidly, its infrastructure may not be able to support customer and user demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Internet usage including usage of the Company's products and services could grow more slowly or decline. The Company is dependent upon improvements being made to the entire Internet as well as to particular customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of the Company's customers to utilize the Company's solution will be hindered, and the Company's business, operating results and financial condition may suffer.

LIMITED INTELLECTUAL PROPERTY PROTECTION

The Company's success is dependent upon proprietary technology. The Company currently has no patents and protects its technology primarily through copyrights, trademarks, trade secrets and employee and third party nondisclosure agreements. The Company's software products are sometimes licensed to customers under "shrink wrap" licenses included as part of the product packaging. Although, in larger sales, the Company's shrink-wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases its shrink-wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink-wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or development by others of similar technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could potentially have a material adverse result on our operating results and financial condition.

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

POSSIBLE CONTINUED VOLATILITY OF STOCK PRICE

Fiscal 1999 was marked by significant fluctuations in the market price of the common stock, par value $.01 per share, of the Company (the "Common Stock"). Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as quarterly variations in the Company's results of operations and market conditions in the industry, may cause the market price of the Common Stock to continue to fluctuate significantly. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations also may adversely affect the market price of the Common Stock.

LITIGATION RISKS

The Company is subject to the normal risks of litigation with respect to its business operation.

YEAR 2000

The information contained under this heading constitutes a 'Year 2000 Readiness Disclosure' under the Year 2000 Information and Readiness Disclosure Act.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have date sensitive software and use two digits only may recognize a date using "00" as the year 1900 rather than the year 2000.

During 1998, Management initiated a program to prepare the Company's financial, manufacturing and other critical systems and applications for the year 2000. The focus of the program was to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The Company assessed the readiness of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company utilizes other third party software products, network equipment and telecommunications products. Failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. There can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. To date, the Company has not had to spend any material funds on updating its internal systems. Costs associated with preparing internal systems for the Year 2000 were approximately $100,000. There can be no assurances that as the Company experiences the phenomenon of Year 2000 that more costs will not occur. The Company has made its best efforts to prepare for the Year 2000 based on the final results gathered from its suppliers and third parties.

The Company has evaluated its software products and determined that the current versions of MAXIMO Release 4.0.0, 4.0.1, 4.0.2, 4.0.3, and 3.0.3 will continue to operate properly into the Year 2000. MAXIMO version 3.0.2 is not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address the issues or the customers must upgrade to MAXIMO Release 4.0.3, 4.0.1, 4.0.2, or 3.0.3 and allow adequate time for conversion of data. MAXIMO releases prior to MAXIMO Release 3.0.2 must be upgraded from the user's existing version to MAXIMO Release 4.0.3, 4.0.1, 4.0.2, or 3.0.3 in order to be year 2000 compliant. MAXIMO ADvantage 4.0 will continue to operate properly into the Year 2000. Customers using prior versions of ADvantage must be upgraded to ADvantage 4.0 and allow adequate time for conversion of data in order to be year 2000 compliant. The Company's product PROJECT/2 is no longer sold but the Company does offer support for this product. PROJECT/2 is not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address the issues or the customers must upgrade to the recommended versions and allow adequate time for conversion of data. MAXIMO Scheduler releases prior to MAXIMO Scheduler Release
3.0 and P/X releases prior to P/X Version 2.2.0 are not fully compliant. Customers must take the steps described in the Company's year 2000 readiness documentation to address issues or the customers must upgrade to the recommended versions and allow adequate time for conversion of data. The Company estimates that the cost to upgrade all of its products to be year 2000 enabled were approximately $500,000.

The Company does not believe that the advent of the Millennium has caused any positive or negative impact on revenues from the Company's software products during fiscal 1999. While the Company has experienced customer requests to replace non-compliant Year 2000 applications, thereby increasing revenues, it also believes that certain market segments have deferred procuring asset maintenance systems while they complete the implementation of ERP systems.

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. Thereafter, until January 1, 2002, the transition period, either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company released a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that accepts, stores, calculates, converts and reports euro currency. In the second quarter of fiscal 1999, the Company released primary language versions of MAXIMO 4.0.1 in Brazilian Portuguese, Dutch, French, German, Latin American Spanish, and Swedish. The Company also released a new English language client/server version of MAXIMO (MAXIMO 4.0.2) for Workflow in the second quarter of fiscal 1999 that is euro compliant as defined above. In the third quarter of fiscal 1999, the Company released an English language version of mroBuyer's(TM) Desktop Requisition that is also euro compliant as defined above. The amount of development dollars spent on the euro releases did not and does not expect to have a material adverse effect on the Company's results of operations or financial condition.

EFFECT OF ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. The effective date of this Standard was modified by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and is effective for fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company will adopt SFAS 133 in the fiscal year ended September 30, 2001. The Company believes that the provisions of SFAS 133 will not, when adopted, have a material impact on the Company's consolidated financial statements.

NO REVISIONS OR UPDATES TO FORWARD-LOOKING STATEMENTS

The Company has no obligation to release publicly any revision or update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7 A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposures to market risk are the effect of fluctuations in interest rates earned on its cash equivalents and marketable securities.

At September 30, 1999, the Company held $98.2 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company's intention that all securities will be sold within one year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to exhibits and financial statement schedules are included in Part IV item 14(a)(1) and (2).

QUARTERLY FINANCIAL DATA (UNAUDITED)
The company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

(in thousands, except per share amounts)
                                                                   Year
1999 QUARTER       Dec.31,    Mar. 31,   June 30,   Sep. 30,      Ended
ENDED:                1998       1999       1999       1999        1999
------             -------    -------    -------    -------    --------
Total revenues     $33,917    $32,910    $36,425    $42,413    $145,665

Gross margin        23,190     21,694     24,730     28,723      98,337
Income from          5,892      6,091      6,340      6,010      24,333
operations
Income before        6,595      6,440      6,747      7,378      27,160
income taxes
Provision for        2,309      2,146      2,269      2,556       9,280
income taxes
Net income           4,286      4,294      4,478      4,822      17,880

Net income per
share, diluted       $0.21    $  0.21    $  0.21    $  0.22    $   0.85

                                                                   Year
1998 QUARTER       Dec.31,    Mar. 31,   June 30,   Sep. 30,      Ended
ENDED:                1997       1998       1998       1998        1998
------             -------    -------    -------    -------    --------
Total revenues     $25,110    $28,239    $31,250    $35,417    $120,016

Gross margin        17,920     18,980     21,065     24,578      82,543
Income from          4,815     (4,722)     5,176      7,633      12,902
operations
Income before        5,564     (4,305)     5,735      7,511      14,504
income taxes
Provision for        2,059      1,678      2,052      2,493       8,282
income taxes
Net income           3,505     (5,983)     3,683      5,018       6,222

Net income per
share, diluted       $0.18    $ (0.30)   $  0.18    $  0.25    $   0.31

Included in net income for the quarter ended March 1998 is a one-time charge for purchased in-process product technology of $9,172,000 related to the purchase of the A.R.M. Group Inc on February 6, 1998.

On October 15, 1999, the Company's Board of Director's approved a 2-for-1 stock split in the form of a dividend of its common stock. All share and per data has been restated to reflect this stock split as though it had occurred at the beginning of the earliest period presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company as of September 30, 1999 are as follows. Messrs. Drapeau and Fishman are Class III Directors, whose terms expire in 2002. Messrs. Birch and Daniels are Class I Directors, whose terms expire in 2000. Messrs. Sayre and Stanzler are Class II Directors, whose terms expire in 2001.


NAME                       AGE                   POSITION
----                       ---                   --------

Norman E. Drapeau, Jr.     39               President and Chief Executive
                                            Officer and Director - Class
                                            III

Robert L. Daniels          57               Executive Chairman of the
                                            Board - Class I

Paul D. Birch              41               Executive Vice President -
                                            Finance and Administration,
                                            Chief Financial Officer and
                                            Treasurer and Director - Class
                                            I

William J. Sawyer          53               Executive Vice President -
                                            Operations

Ted D. Williams            51               Executive Vice President -
                                            Worldwide Sales

John W. Young              47               Executive Vice President -
                                            Research and Development

Richard P. Fishman         53               Director - Class III

Stephen B. Sayre           48               Director - Class II

Alan L. Stanzler           56               Director - Class II


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

         WILLIAM J. SAWYER joined the Company in 1978 as an applications consultant and served in various sales and services positions from 1978 to 1984. Mr. Sawyer was a Vice President of the Company from 1984 to 1990 and Executive Vice President from 1990 until November 1997. In November 1997, Mr. Sawyer left the Company and joined Peritus Software Services, Inc. as Vice President, Operations. Mr. Sawyer rejoined the Company in October 1998 as Executive Vice President of Operations.

         TED D. WILLIAMS originally joined the Company in 1984 and served as Director, MAXIMO until 1988. From 1988 to 1993, Mr. Williams was President and Chief Operating Officer of Comac Systems Corporation, a software application company. In 1993, Mr. Williams rejoined the Company as Director, Eastern Regional Sales. He was appointed Vice President-North American Sales in 1996 and Vice President-Worldwide Sales in January 1998. In October 1998, Mr. Williams was appointed Executive Vice President-Worldwide Sales.

         JOHN W. YOUNG originally joined the Company in 1985 and served until 1988 as MAXIMO Product Manager. From 1988 to 1992, Mr. Young was Vice President of Sales of Comac Systems Corporation, a software application company. In 1992 he rejoined the Company as Director of MAXIMO Product Design, was appointed Vice President Research and Development of the Company in 1995 and was appointed Executive Vice President - Research and Development of the Company in 1998.

         ROBERT L. DANIELS founded the Company in 1968 and has been a director since that time. Mr. Daniels served as Chairman of the Board and Chief Executive Officer from 1968 to 1996 and as President from 1968 to 1995. In May 1998, Mr. Daniels was elected executive Chairman of the Board.

         RICHARD P. FISHMAN was elected as a director in March 1999. Mr.
Fishman is currently Senior Vice President at MacAndrews & Forbes Group, Inc., where he is in charge of venture capital investing. From 1995 through 1998, Mr. Fishman served as Managing Director of GeoPartners Research, Inc., a strategy and management consulting firm where he headed the firm's venture capital activities. From 1995 to 1997, Mr. Fishman was Of Counsel at the law firm of Akin, Gump, Strauss, Hauer & Feld L.L.P. Mr. Fishman served as President and Chief Executive Officer of Thinking Machines Corporation from 1993 to 1994 and was a partner at the law firm of Milbank, Tweed, Hadley & McCloy from 1987 until 1993.

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

The information concerning the compliance by the Company's officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 1999.

(ITEMS 11,12,13)

         In accordance with general instruction G(3) to Form 10-K, information required by Part III is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 1999.

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

(a)      The following documents are filed as a part of this Report:

         1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are filed as part of this report:

                                                                           PAGE
                                                                           ----

         Report of Independent Accountants.........................         50
         Consolidated Balance Sheets -
           September 30, 1999 and 1998.............................         51
         Consolidated Statements of Operations -
           Years Ended September 30, 1999, 1998 and 1997...........         52
         Consolidated Statements of Cash Flows -
           Years Ended September 30, 1999, 1998 and 1997...........         53
         Consolidated Statements of Stockholders' Equity -
           Years Ended September 30, 1999, 1998 and 1997...........         54
         Notes to Consolidated Financial Statements................         55

         2.       Financial Statement Schedules.

         SCHEDULE                                                           PAGE
         --------                                                           ----
         II       Valuation and Qualifying Accounts........................ 73

         Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the consolidated Financial Statements or Notes thereto.

         3.       Exhibits.

                  Exhibits 10.1 through 10.5 comprise the Company's management contracts, compensatory plans or compensatory arrangements required to be identified pursuant to Item 14(a) of Form 10-K.

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

                           4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by references)

                           4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit
                           4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

                           4.3 Rights Agreement dated as of January 27, 1998, between Project Software & Development, Inc. and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, an incorporated herein by reference)

                           4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (included as Exhibit 4
                           (b) to the Company's Current report on Form 8-K dated February 2,

                           1998, File No. 0-23852, and incorporated herein by reference)

                           4.5 Form of Rights Certificate (included as Exhibit 4
                           (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

                  9.       Voting Trust Agreements

                           9.1 1996 Daniels Voting Trust Agreement dated August 19,1996 among Susan H. Daniels, Robert L. Daniels and Robert L. Daniels, as trustee (included as Exhibit
                           9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference)

                  10.      Material Contracts

                           10.1 1999 Equity Incentive Plan (included as Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 0-23852 and incorporated herein by reference)

                           10.2 Amended and Restated 1994 Incentive and
                           Nonqualified Stock Option Plan (included as Exhibit
                           10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 0-23852 and incorporated herein by reference)

                           10.3 Stock Purchase Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999 (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-23852 and incorporated herein by reference)

                           10.4 Stock Option Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999 (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-23852 and incorporated herein by reference)

                           10.5 Registration Rights Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999 (included as Exhibit 10.5 to the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-23852 and incorporated herein by reference)

                  21.      Subsidiaries of the registrant

                           21.1     Subsidiaries of the Company

                  23.      Consents of independent accountants

                           23.1     Consent of PricewaterhouseCoopers LLP

                  27.      Financial Data Schedule

                           27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         During the three months ended September 30, 1999, the Company did not file a current report on Form 8-K.

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

Dated: DECEMBER 29, 1999

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      ------------------------------------

                      By:    /s/ Norman E. Drapeau, Jr.
                          --------------------------------
                                 Norman E. Drapeau, Jr.
                                President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Norman E. Drapeau, Jr.        President and Chief          December 29, 1999
-------------------------         Executive Officer
Norman E. Drapeau, Jr.            (Principal Executive
                                  Officer)

                                  Executive Chairman           December 29, 1999
-------------------------         of the Board
Robert L. Daniels


/s/ Paul D. Birch                 Executive Vice               December 29, 1999
-------------------------         President, Chief
Paul D. Birch                     Financial Officer
                                  and Treasurer
                                  (Principal Financial
                                  and Accounting
                                  Officer), Director

/s/ Richard P. Fishman            Director                     December 29, 1999
-------------------------
Richard P. Fishman


/s/ Stephen B. Sayre              Director                     December 29, 1999
-------------------------
Stephen B. Sayre


/s/ Alan L. Stanzler              Director                     December 29, 1999
-------------------------
Alan L. Stanzler

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Project Software & Development,
Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Project Software & Development, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                                    PricewaterhouseCoopers LLP
Boston, Massachusetts
November 3, 1999, except
for Note O, which is
dated December 15, 1999

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS         September 30,  September 30,
                                                    -------------  -------------
                                                        1999           1998
                                                        ----           ----
  (IN THOUSANDS,EXCEPT SHARE DATA)

Current assets:
  Cash and cash equivalents                           $ 59,903       $ 28,454
  Marketable securities                                 30,920         38,922
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,867 and $2,614 at
   September 30, 1999 and 1998, respectively            38,736         30,658
  Prepaid expenses                                       3,919          2,799
  Other current assets                                   1,171          1,128
  Deferred income taxes                                  2,017          1,697
                                                      --------       --------
    Total current assets                               136,666        103,658
                                                      --------       --------

Marketable securities                                    7,413             --
Property and equipment, net                             12,055          8,823
Computer software costs, net                                --            248
Intangible assets, net                                   1,509          1,082
Other assets                                               406             38
Deferred income taxes                                      984            671
                                                      --------       --------
    Total assets                                      $159,033       $114,520
                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                $ 12,172       $  8,189
 Accrued compensation                                    8,429          5,800
 Income taxes payable                                    4,227          4,063
 Deferred revenue                                       16,580         12,651
 Deferred income taxes                                     187            287
                                                      --------       --------
   Total current liabilities                            41,595         30,990
                                                      --------       --------

Deferred income taxes                                       --            103
Deferred rent                                              146            144
Deferred revenue                                            92            615

Commitments and contingencies

Equity in minority interest                                 44             44

Stockholders' equity
Preferred stock, $.01 par value;1,000,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000,000 authorized;
 21,301,674 and 19,964,460 issued at September 30,
 1999 and 1998, respectively                               213            200
Additional paid-in capital                              67,418         50,310
Retained earnings                                       50,210         32,330
Accumulated other comprehensive income                    (685)          (216)
                                                      --------       --------
    Total stockholders' equity                         117,156         82,624
                                                      --------       --------

    Total liabilities and stockholders' equity        $159,033       $114,520
                                                      ========       ========



   The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             YEAR ENDED SEPTEMBER 30,
                                        ----------------------------------
                                          1999         1998         1997
                                        --------     --------      -------
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Revenues:
    Software                            $ 62,240     $ 54,007      $50,393
    Support and services                  83,425       66,009       46,307
                                        --------     --------      -------
             Total revenues              145,665      120,016       96,700
                                        --------     --------      -------

Cost of revenues:
    Software                               5,018        4,537        2,547
    Support and services                  42,310       32,936       24,025
                                        --------     --------      -------
             Total cost of revenues       47,328       37,473       26,572
                                        --------     --------      -------

Gross margin                              98,337       82,543       70,128

Operating expenses:
    Sales and marketing                   47,417       37,418       32,985
    Product development                   14,959       13,247       11,387
    General and administrative            11,628        9,804        9,485
    Charge for purchased in-process
       product development                    --        9,172           --
                                        --------     --------      -------
             Total operating expenses     74,004       69,641       53,857
                                        --------     --------      -------

Income from operations                    24,333       12,902       16,271

    Interest income                        3,052        2,411        2,409
    Interest expense                         (50)        (389)         (24)
    Other income (expense), net             (175)        (376)        (529)
    Loss on minority interest                 --          (44)          --
                                        --------     --------      -------

Income before income taxes                27,160       14,504       18,127

Provision for income taxes                 9,280        8,282        6,557
                                        --------     --------      -------

Net income                              $ 17,880     $  6,222     $ 11,570
                                        ========     ========     ========

Net income per share, basic             $   0.87     $   0.32     $   0.59
                                        --------     --------      -------
Net income per share, diluted           $   0.85     $   0.31     $   0.58
                                        --------     --------      -------

Shares used to calculate net income
  per share
      Basic                           20,459,023   19,864,524   19,574,288
      Diluted                         21,093,715   20,156,246   20,125,536



    The accompanying notes are an integral part of the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED SEPTEMBER 30,
                                                    1999      1998       1997
                                                   -------   -------   --------

                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net income                                       $17,880   $ 6,222   $ 11,570
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                    4,255     4,392      3,358
    Loss on sale and disposal of property
      and equipment                                     32       151        131
    Amortization of discount on marketable
      securities                                       188      (563)       409
    Deferred rent                                        2       132        (73)
    Deferred income taxes                             (857)     (355)      (238)
    Charge for purchased in-process product
      development                                       --     9,036         --
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
      Accounts receivable                           (7,860)   (6,300)     2,824
      Prepaid expenses                              (1,132)     (891)      (480)
      Other assets                                  (1,080)      134     (1,164)
      Accounts payable                               3,276    (2,970)     1,805
      Accrued compensation                           2,631     1,354       (532)
      Income taxes payable                             252       325      3,477
      Deferred revenue                               3,477     3,403        627
                                                   -------   -------   --------
Net cash provided by operating activities           21,064    14,070     21,714
                                                   -------   -------   --------

Cash flows from investing activities:
    Acquisitions of businesses, net of cash            397    (6,962)        --
    Acquisitions of property and equipment          (6,824)   (4,172)    (5,390)
    Additions to computer software costs                --    (1,284)        --
    Purchases of marketable securities             (41,022)  (90,433)  (151,375)
    Sales of marketable securities                  41,300    90,234    149,540
                                                   -------   -------   --------
Net cash used in investing activities               (6,149)  (12,617)    (7,225)
                                                   -------   -------   --------

Cash flows from financing activities:
    Payments on bank loans                              --      (460)        --
    Payments of debenture                               --    (1,032)        --
    Proceeds from issuance of common stock,
      net of issuance costs                         13,546        --         --
    Proceeds from exercise of stock options
      including related tax benefit                  3,319     1,791      2,841
                                                   -------   -------   --------
Net cash  provided by financing activities          16,865       299      2,841
                                                   -------   -------   --------

Effect of exchange rate changes on cash               (331)      738       (463)
                                                   -------   -------   --------


Net increase/(decrease) in cash and cash
  equivalents                                       31,449     2,490     16,867

Cash and cash equivalents, beginning of year        28,454    25,964      9,097
                                                   -------   -------   --------

Cash and cash equivalents, end of year             $59,903   $28,454   $ 25,964
                                                   =======   =======   ========


    The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                                             Accumulated Other
                                                                                            Comprehensive Income
                                                                                          ------------------------
                                                                                                           Net
                                       Common Stock                                                     Unrealized
                                   ---------------------    Additional                     Cumulative   Gain(Loss)
                                   Shares                    Paid-in        Retained      Translation       on         Comprehensive
(in thousands, except share data)  Issued         Amount     Capital        Earnings       Adjustment   Marketable        Income
                                                                                                        Securities
------------------------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1996 ........  19,405,098         194      $45,227         $14,538         $  49          $154
  Stock options exercised
      and related tax benefit,
      employee stock purchases.     307,850           4        2,837
  Net income ..................                                               11,570                                     $11,570
  Translation adjustment ......                                                               (678)                         (678)
  Net unrealized gain on
      marketable securities....                                                                               75              75
  Comprehensive income.........                                                                                           10,967
------------------------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1997 ........  19,712,948         198       48,064          26,108          (629)          229
  Stock options exercised
      and related tax benefit,
      employee stock purchases.     196,596           2        1,789
  Acquisition, net of
      merger expenses..........      54,916                      457
  Net income  .................                                                6,222                                       6,222
  Translation adjustment ......                                                                323                           323
  Net unrealized gain on
      marketable securities....                                                                             (139)           (139)
  Comprehensive income.........                                                                                            6,406
------------------------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1998 ........  19,964,460         200       50,310          32,330          (306)           90
  Stock options exercised
      and related tax benefit,
      employee stock purchases.     317,214           3        3,316
   Acquisition, net of
        merger expenses........      20,000                      256
  Purchases of Shares by
      W.W. Grainger, Inc.,
       net of legal expenses...   1,000,000          10       13,536
  Net income  .................                                               17,880                                       17,880
  Translation adjustment ......                                                               (346)                          (346)
  Net unrealized loss on
      marketable securities....                                                                             (123)            (123)
  Comprehensive income.........                                                                                           $17,411
------------------------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1999 .....     21,301,674        $213      $67,418         $50,210         $(652)        $ (33)
------------------------------------------------------------------------------------------------------------------------------------

                                     Total
                                 Stockholders'
                                    Equity
----------------------------------------------
Balance at
    September 30, 1996 ........    $ 60,162
  Stock options exercised
      and related tax benefit,
      employee stock purchases.       2,841
  Net income ..................      11,570
  Translation adjustment ......        (678)
  Net unrealized gain on
      marketable securities....          75
  Comprehensive income.........
----------------------------------------------
Balance at
    September 30, 1997 ........      73,970
  Stock options exercised
      and related tax benefit,
      employee stock purchases.       1,791
  Acquisition, net of
      merger expenses..........         457
  Net income  .................       6,222
  Translation adjustment ......         323
  Net unrealized gain on
      marketable securities....        (139)
  Comprehensive income.........
----------------------------------------------
Balance at
    September 30, 1998 ........      82,624
  Stock options exercised
      and related tax benefit,
      employee stock purchases.       3,319
   Acquisition, net of
        merger expenses........         256
  Purchases of Shares by
      W.W. Grainger, Inc.,
       net of legal expenses...      13,546
  Net income  .................      17,880
  Translation adjustment ......        (346)
  Net unrealized loss on
      marketable securities....        (123)
  Comprehensive income.........
----------------------------------------------
Balance at
    September 30, 1999 .....       $117,156
----------------------------------------------


    The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
     The Company develops, markets, sells and supports enterprise asset maintenance software used by businesses, government agencies, and other organizations to assist them in maintaining high-value capital assets such as, plants, facilities and production equipment. The Company also provides an Internet-based business-to-business e-Commerce network and set of desktop requisition and online procurement software products that enable businesses to engage in electronic commerce.

Basis of Presentation
     The consolidated financial statements include the accounts of Project Software & Development, Inc. ("PSDI") and its majority-owned subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated. Minority ownership interests greater than or equal to 20% and less than 50% are accounted for by the equity method. Certain prior year financial statement items have been reclassified to the current year's format.

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

Cash and Cash Equivalents
     The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds, which are stated at cost, which approximates fair market value.

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

Marketable Securities
     The Company's marketable securities are classified as available-for-sale and are stated at their fair value. The fair value of marketable securities was determined based on quoted market prices. Unrealized gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity and is included in other comprehensive income.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

Computer Software Costs
     Computer software costs consist of internally developed software. Development costs incurred in the research and development of new software products, and enhancements to existing products, are expensed in the period incurred unless they qualify for capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." These costs are amortized on a straight-line basis over the estimated useful or market life of the software (generally, one to two years). Amortization expense for 1999, 1998, and 1997 was $248,000, $879,000 and $359,000, respectively.

Goodwill
     Goodwill represents the excess of the cost of acquired businesses over the fair value of their net tangible and identified intangible assets. Goodwill is evaluated at each balance sheet date to determine whether any potential impairment exists. Goodwill is generally amortized on a straight-line basis over the estimated useful life, usually five years.

Depreciation and Amortization Property and equipment are stated at cost.
           Depreciation is computed over the estimated useful lives of the assets as follows:

         DESCRIPTION                               ESTIMATED USEFUL LIFE
         -----------                               ---------------------

         Computer equipment & software                    3 years
         Vehicles                                         3 years
         Furniture and fixtures                           5 years

     Leasehold improvements are amortized on the straight-line method over the shorter of their estimated useful life or term of the lease. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

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

     All historical earnings per share amounts have been restated to reflect a two-for-one stock split.

     Basic and diluted earnings per share are calculated as follows:

                                        FISCAL YEARS ENDED
BASIC EPS                   09/30/99        09/30/98           09/30/97
--------------------------------------------------------------------------------
Net income                $17,879,718     $ 6,222,327        $11,570,383
Weighted average common
shares outstanding         20,459,023      19,864,524         19,574,288

Basic income per share    $      0.87     $      0.32        $      0.59


DILUTED EPS
--------------------------------------------------------------------------------
Net income                $17,879,718     $ 6,222,327        $11,570,383
Weighted average common
shares outstanding         20,459,023      19,864,524         19,574,288

Common stock equivalents      634,692         291,722            551,248
                          -----------     -----------        -----------
   Total diluted shares    21,093,715      20,156,246         20,125,536

Diluted income per share  $      0.85     $      0.31        $      0.58

Income Taxes
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach for accounting and reporting for income taxes. SFAS 109 also requires a valuation allowance

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     The Company has not provided for the U.S. income tax on earnings of its foreign subsidiaries as it considers certain of these earnings are intended to be permanently reinvested. At September 30, 1999, the undistributed earnings of foreign subsidiaries were $ 2,178,000.

Revenue Recognition
     The Company licenses its software products under noncancellable license agreements and provides services including training, installation, consulting, and maintenance, consisting of product support services and periodic updates. License fee revenues are generally recognized upon contract execution and shipment, collection of the resulting receivable is deemed probable and the fees are fixed and determinable.

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

Deferred Revenue
     Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Deferred revenue also includes maintenance contracts billed in advance.

Foreign Currency
     Assets and liabilities are translated at current exchange rates at the balance sheet dates. The translation adjustments made on translation of the balance sheet are recorded as a separate component of stockholders' equity. Revenues and expenses are translated into U.S. dollars at average exchange rates. Foreign currency transaction gains and losses are included in determining net income. The Company recorded losses of $571,000, $604,000 and $476,000 for 1999, 1998, and 1997, respectively.

Comprehensive Income
     The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Accumulated other Comprehensive Income/(Loss) is included in the Shareholder's Equity section of the balance sheet. Amounts are reported net of tax and include gains and losses on foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Accounting Standards

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. The effective date of this Standard was modified by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and is effective for fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company will adopt SFAS 133 in the fiscal year ended September 30, 2001.


B.  INCOME TAXES:

     The components of income before income taxes consist of the following:

                                                                                Year Ended September 30,
                                                                       ---------------------------------------

(in thousands)                                                          1999              1998           1997
                                                                       -------          -------        -------
Income before income taxes:
     United States...........................................          $24,725          $21,935        $16,098
     Foreign.................................................            2,435           (7,431)         2,029
                                                                       -------          -------        -------
                                                                       $27,160          $14,504        $18,127
                                                                       =======          =======        =======
The provision for income taxes consists of:
   Current taxes:
     Federal.................................................            7,466            6,354          4,970
     State...................................................            1,002              897            843
     Foreign.................................................            1,103            1,129            887
     Foreign withholding taxes...............................              527              266             77
                                                                       -------          -------        -------
                                                                       $10,098          $ 8,646        $ 6,777
                                                                       =======          =======        =======

   Deferred taxes:
     Federal.................................................             (652)            (124)          (235)
     State...................................................              (75)             (41)           (26)
     Foreign.................................................              (91)            (199)            41
                                                                       -------          -------        -------
                                                                          (818)            (364)          (220)
                                                                       -------          -------        -------
         Total...............................................          $ 9,280          $ 8,282        $ 6,557
                                                                       =======          =======        =======

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     The reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                                                                Year Ended September 30,
                                                                         --------------------------------------
                                                                         1999              1998            1997
                                                                         ----              ----            ----

Statutory federal tax rate...................................            35.0%             35.0%           35.0%
FSC benefit..................................................            (2.6)             (2.5)           (1.3)
State taxes, net of federal tax benefit......................             2.6               2.9             3.0
Foreign rate differential....................................             0.10              0.30            0.40
R&D credit...................................................            (1.3)             (1.3)           (0.7)
Exempt interest..............................................            (0.9)             (1.3)           (1.4)
Other........................................................             1.3               1.9             1.2
                                                                         ----              ----            ----
Effective tax rate before purchased
   in-process development....................................            34.2%             35.0%           36.2%
Non-deductible charge for purchased
    in-process development...................................              --              22.1              --
                                                                         ----              ----            ----
Effective tax rate...........................................            34.2%             57.1%           36.2%
                                                                         ====              ====            ====

     The components of the deferred tax provision are:

                                                                                Year Ended September 30,
                                                                        ----------------------------------------
(in thousands)                                                           1999             1998             1997
                                                                        ------           ------           ------
Depreciation.................................................             (90)            $  82           $(340)
Allowance for doubtful accounts..............................             (25)              (87)            (45)
Software capitalization......................................             (96)               96            (141)
Deferred revenue.............................................            (111)              (96)           (135)
Deferred rent................................................               2               (52)             29
Deferred merchandise.........................................              --                --              36
Package design...............................................              (9)               (5)             (4)
Accrued vacation.............................................             (50)              (44)             35
Net operating losses.........................................             (57)               --             585
Goodwill.....................................................             (36)              (85)             --
Intangibles..................................................             (14)               --              --
Translation loss.............................................            (107)             (116)           (191)
Foreign tax credit...........................................            (250)               --              --
Other........................................................              25               (57)            (49)
                                                                        -----             -----           -----
                                                                        $(818)            $(364)          $(220)
                                                                        =====             =====           =====

'
                      PROJECT SOFTWARE & DEVELOPMENT, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The components of the deferred tax assets and liabilities are as follows:

                                                     Year Ended September 30,
                                                    -------------------------
(in thousands)                                       1999               1998
                                                    ------             ------
Deferred tax assets:
     Deferred revenue............................   $  503             $  392
     Deferred rent...............................       54                 56
     Allowance for doubtful accounts.............      790                765
     Accrued vacation............................      160                110
     Depreciation................................      347                257
     Package design..............................       73                 64
     Amortized software..........................       22                 22
     Amortization of intangibles.................       14                 --
     Other reserves..............................      117                155
     Goodwill....................................      239                203
     Sec. 481 cash to accrual adjustment.........       --                 94
     Translation loss............................      432                307
     Net operating loss carryforwards............      806                881
     Foreign tax credit carryforward/carryback...      250                 --
     Valuation allowance.........................     (806)              (938)
                                                    ------             ------
                                                    $3,001             $2,368
                                                    ======             ======

Deferred tax liabilities:
     Software Capitalization.....................   $   --             $   96
     Sec. 475 Account Receivable Adjustment......      187                281
     Other Liabilities...........................       --                 13
                                                    ------             ------
                                                    $  187             $  390
                                                    ------             ------
Net deferred tax assets..........................   $2,814             $1,978
                                                    ======             ======

     At September 30, 1999, the Company had foreign tax credit carryforwards of approximately $37,000 which expire in fiscal year 2003. At September 30, 1999, the Company had foreign net operating loss carryforwards of approximately $1,687,000 which will generally expire as follows: $26,000 in fiscal year 2000, $74,000 in fiscal year 2001, $293,000 in fiscal year 2002, $539,000 in fiscal year 2003, $576,000 in fiscal year 2004, $70,000 in fiscal year 2005 and $109,000 in fiscal year 2007. The valuation allowance represents foreign net operating loss carryforwards which are not expected to be realized.

C.  ACQUISITIONS:

     On December 10, 1998, the Company acquired the shares and assumed net liabilities of its Italian distributor, Work Management Consulting, s.r.l, for the sum of $411,000. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

amortized on a straight-line basis over five years. This acquisition was deemed to be immaterial for presentation of pro forma information.

     On February 6, 1998, the Company acquired the stock of A.R.M. Group Inc., Ontario, Canada for the sum of $10,281,000 in cash, stock and assumed liabilities. A.R.M. Group Inc. was a privately held organization that helped businesses solve maintenance and materials management problems. The Company recorded the acquisition using the purchase method of accounting with $9,172,000 of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1998, $452,000 allocated to purchased technology, and $657,000 allocated to tangible assets. The Company determined that certain aspects of the acquired technology had not reached technological feasibility and had no alternative future use. The Company expensed the portion of the purchase price allocable to such in-process product development at the date of acquisition. The operating results of this acquired business have been included in the consolidated statement of operations from the date of acquisition.

D.  MARKETABLE SECURITIES:

     The Company classifies its marketable securities as "available for sale" and carries them at aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax effect. Realized gains and losses are determined based on the specific identified cost of the securities. The marketable securities have various contractual maturities through 2017. Dividend and interest income, including amortization of the premium and discount arising at acquisition, are included in other income. The pre-tax unrealized holding gains and (losses) for September 30, 1999 were $11,000 and $(62,000), respectively. The pre-tax unrealized holding gains and (losses) for September 30, 1998 were $104,000 and $(14,000), respectively.

                                                                                Year Ended September 30, 1999
                                                                                -----------------------------

                                                                                Amortized         Fair Market
(in thousands)                                                                    Cost               Value
                                                                                 -------            -------
     Current:
     Securities with maturity date of less than one year:
     U.S. Government Securities..............................                    $17,248            $17,226
     Tax exempt municipal securities.........................                     13,705             13,694
                                                                                 -------            -------
                                                                                  30,953             30,920
                                                                                 -------            -------
     Noncurrent:
     Securities with maturity date greater than one year:
     U.S. Government Securities..............................                        884                884
     Tax exempt municipal securities.........................                      6,548              6,529
                                                                                 -------            -------
                                                                                   7,432              7,413
                                                                                 -------            -------
         Total...............................................                    $38,385            $38,333
                                                                                 =======            =======

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                                                                                Year Ended September 30, 1998
                                                                                -----------------------------

                                                                                Amortized         Fair Market
(in thousands)                                                                    Cost               Value
                                                                                 -------            -------
     Securities with maturity date of less than one year:
     U.S. Government Securities..............................                    $20,612            $20,688
     Tax exempt municipal securities.........................                     18,220             18,234
                                                                                 -------            -------
                 Total.......................................                    $38,832            $38,922
                                                                                 =======            =======

E.  PREPAID EXPENSES:

     A summary of prepaid expenses consists of the following:

                                                                             Year Ended September 30,
                                                                             -------------------------

(in thousands)                                                                1999               1998
                                                                             ------             ------
Prepaid insurance............................................                $  204             $   73
Prepaid rent.................................................                   452                228
Prepaid royalties............................................                 1,320              1,500
Prepaid expenses-other.......................................                 1,943                998
                                                                             ------             ------
                                                                             $3,919             $2,799
                                                                             ======             ======

F.  PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost and consist of the following:

                                                                             Year Ended September 30,
                                                                            --------------------------

(in thousands)                                                                1999               1998
                                                                            -------            -------
Computer equipment and software..............................               $16,055            $10,560
Vehicles.....................................................                   119                143
Furniture and fixtures.......................................                 5,576              5,305
Leasehold improvements.......................................                 3,051              2,866
                                                                            -------            -------
                                                                             24,801             18,874
Less accumulated depreciation and amortization...............               (12,746)           (10,051)
                                                                            -------            -------
                                                                            $12,055            $ 8,823
                                                                            =======            =======

     Depreciation and amortization expense was $3,702,000, $3,300,000, and $2,577,000 for 1999, 1998 and 1997, respectively.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

G.  INTANGIBLE ASSETS:

     Intangible assets consist of the following:

                                                                             Year Ended September 30,
                                                                            --------------------------

(in thousands)                                                                1999               1998
                                                                            -------            -------
Goodwill.....................................................                $2,687             $2,296
Customer lists...............................................                   411                 --
Other intangible assets......................................                   100                 --
                                                                             ------             ------
                                                                              3,198              2,296
Less accumulated amortization................................                (1,689)            (1,214)
                                                                             ------             ------
                                                                             $1,509             $1,082
                                                                             ======             ======

     Amortization expense was $475,000, $365,000 and $421,000 for 1999, 1998 and 1997, respectively.

H.  ACCRUED COMPENSATION:

     A summary of accrued compensation consists of the following:

                                                                             Year Ended September 30,
                                                                            --------------------------

(in thousands)                                                                1999               1998
                                                                            -------            -------
Accrued bonus................................................                $1,444             $  244
Accrued 401(k) Company contribution..........................                   322                217
Accrued payroll..............................................                   736                700
Accrued sales commissions....................................                 5,286              4,012
Accrued vacation pay.........................................                   641                627
                                                                             ------             ------
                                                                             $8,429             $5,800
                                                                             ======             ======

I.  COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facilities under operating lease agreements which expire at various dates through September 30, 2006. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense under these leases was $4,772,000, $4,272,000, and $3,780,000 for 1999, 1998 and 1997,
respectively.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     The operating leases provide for minimum aggregate future rentals as of September 30, 1999 as follows:

         (in thousands)
           2000...............................            $3,078
           2001...............................             2,757
           2002...............................             1,871
           2003...............................               662
           2004 and thereafter................             1,034
                                                          ------
                                                          $9,402
                                                          ======

     At September 30, 1999, the Company is also obligated to pay $364,000 in fiscal year 2000 under guaranteed royalty arrangements.

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

     Effective January 1, 1993, the Plan was amended to provide for both a guaranteed and a discretionary contribution made by PSDI. Amounts charged to expense for this Plan in 1999, 1998, and 1997 were $340,000, $329,000, and
$268,000, respectively.

1994 Incentive and Nonqualified Stock Option Plans
     On March 10, 1994, the Board of Directors of the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan (the "1994 Option Plan") that provided for the grant of nonqualified and incentive stock options to directors and employees. On January 25, 1996, the Board of Directors of the Company voted to increase the number of shares of Common Stock that may be issued from 1,800,000 to 3,600,000.

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

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

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

     On March 4, 1999, the Board of Directors of the Company elected to terminate the 1994 Option Plan upon the adoption of the 1999 Equity Incentive Plan (the "1999 Plan"). The stockholders of the Company, on March 24, 1999, approved amendments to the vesting and transferability of options granted to outside directors under the 1994 Option Plan.

1999 Equity Incentive Plan
     On March 4, 1999, the Company's stockholders approved and the Board of Directors of the Company adopted the 1999 Equity Incentive Plan (the "1999 Plan") that provided for the grant of incentive stock options, non statutory stock options, stock bonuses, rights to purchase restricted stock, stock appreciation rights and other awards based upon the Company's common stock. Up to 1,850,000 shares of Common Stock (subject to adjustment upon certain changes in the capitalization of the Company) may be issued pursuant to grants awarded under the 1999 Plan.

     Stock option activity is summarized as follows:

                                                NO. OF SHARES    PRICE PER SHARE
                                                -------------    ---------------
Outstanding shares at September 30, 1996          1,834,808      $ 2.84 - $15.50
1997
----
Granted                                           1,096,196      $10.56 - $20.57
Canceled                                         (1,131,996)     $ 2.84 - $21.32
Exercised                                          (291,070)     $ 2.84 - $11.88
Outstanding at September 30, 1997                 1,507,938      $ 2.84 - $20.57
Exercisable at September 30, 1997                   519,576      $ 2.84 - $15.50

                                                NO. OF SHARES    PRICE PER SHARE
1998                                            -------------    ---------------
----
Granted                                             700,400      $ 6.81 - $13.25
Canceled                                           (477,362)     $ 2.84 - $15.50
Exercised                                          (221,508)     $ 2.84 - $11.88
Outstanding at September 30, 1998                 1,509,468      $ 2.84 - $21.32
Exercisable at September 30, 1998                   591,070      $ 2.84 - $21.32

1999
----
Granted                                           1,061,000      $ 9.06 - $21.88
Canceled                                           (129,954)     $ 9.00 - $15.50
Exercised                                          (274,478)     $ 2.84 - $20.57
Outstanding at September 30, 1999                 2,166,036      $ 2.84 - $21.88
Exercisable at September 30, 1999                   671,400      $ 2.84 - $21.32

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

The following table summarizes information about stock options outstanding at September 30, 1999:

                             Options Outstanding                                      Options Exercisable
-------------------------------------------------------------------------      --------------------------------
                           Number         Weighted-Avg
                         Outstanding      Remaining                            Number
Range of                    As of         Contractual      Weighted-Avg        Exercisable       Weighted-Avg
Exercise Prices            9/30/99        Life (years)     Exercise Price      As of 9/30/99     Exercise Price
---------------           ---------       ------------     --------------      -------------     --------------
$ 2.84 - $ 3.17             124,150           4.6             $ 2.89             124,150             $ 2.89
$ 6.82 - $ 9.82           1,107,404           8.4             $ 9.08             175,154             $ 8.92
$10.57 - $15.50             885,482           7.6             $12.31             347,596             $11.95
$16.75 - $21.88              49,000           6.0             $20.35              24,500             $19.34
                          ---------                                              -------
$ 2.84 - $21.88           2,166,036           7.8             $10.30             671,400             $ 9.75
                          =========                                              =======

     The Company complies with the pro forma disclosure requirements of Statement of Financial Accounting Standards Board No. 123. "Accounting for Stock-Based Compensation" (SFAS 123). The fair value method of the Company's stock options was estimated using the Black-Scholes option pricing model. This model was developed for use in estimated fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

     The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                              Year Ended September 30,
                                       ------------------------------------

                                       1999            1998            1997
                                       ----            ----            ----

Expected life (in years)               3.49            3.25            3.78
Volatility                               76%             70%             75%
Risk-free interest rate                4.40%           5.63%           6.10%
Dividend yield                            0%              0%              0%

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company's pro forma information is as follows:

                                                  Year Ended September 30,
                                             --------------------------------

                                               1999        1998         1997
                                             -------      ------      -------
   (in thousands, except per share amounts)

Net income
     As reported......................       $17,880      $6,222      $11,570
     Pro forma                               $14,644      $5,252      $10,443
Net income per share, diluted
     As reported......................       $  0.85      $ 0.31      $  0.58
     Pro forma                               $  0.70      $ 0.26      $  0.52

     Because SFAS 123 is applicable only to options granted subsequent to September 30, 1995, its pro forma effect will not be fully reflected until approximately the year 2000. There are 278,754 options outstanding related to shares granted prior to the effective date of SFAS 123. Under SFAS 123, the weighted-average estimated fair value of options granted during fiscal 1999, 1998, and 1997 were $4.25, $3.29 and $3.88 per share, respectively.

Employee Stock Purchase Plan
     On March 10, 1994, the Board of Directors of the Company adopted the 1994 Employee Stock Purchase Plan that provides for a maximum issuance of 450,000 shares of Common Stock for purchase by eligible employees at 85% of the lower of the fair market value of the Company's Common Stock on either the first or last day of the semi-annual offering period. No compensation expense is recorded in connection with the plan. During fiscal year ended 1999, employees purchased 42,736 shares at a price of $8.85 and $12.09 for the offering periods ended November 30, 1998 and May 31, 1999, respectively. Approximately 137 employees participated in the plan during the fiscal year ended 1999. Total shares purchased in 1998 and 1997 were 48,654 and 16,780, respectively.

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

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

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

Common Stock
     In April 1999, the Company signed agreements with W.W. Grainger, Inc., a provider of MRO ("Maintenance, Repair and Operating") supplies and related information in North America. W.W. Grainger, Inc. acquired 1,000,000 shares of the Company's common stock for $14.5 million, less expenses of $954 thousand and acquired a two-year option to purchase 5% of the Company's wholly-owned subsidiary, MRO.com, Inc. for an exercise price of $3.8 million.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

L.  SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Cash paid for interest and taxes were as follows:

                                                  Year Ended September 30,
                                               ---------------------------

        (in thousands)                          1999       1998      1997
                                               ------     ------    ------

        Interest.........................      $   38     $  389    $   24
        Income taxes.....................       8,657      7,382     2,856

     Acquisitions of businesses were as follows:

                                                  Year Ended September 30,
                                               ---------------------------

        (in thousands)                          1999      1998      1997
                                                ----     -------    ----

        Fair value of assets acquired.......... $592     $10,280     $--
        Fair value of liabilities assumed......  729       2,751      --
        Net cash payments......................  180       6,400      --


M.  SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

     The following is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable industry segments: the development, marketing and support of asset maintenance management software (MAXIMO) and internet e-Commerce Software products and network services (MRO.com). Asset information by reportable segment is not reported, since the Company does not produce such information internally. The Company also manages these product lines across geographic reportable segments: United States, Other Americas (Canada and Latin America) Europe/Middle East and Africa, and Asia Pacific. The accounting polices for each segment are the same as those described in the summary of significant policies (Note A). All segments are managed by the same board of directors and executive officers.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     A summary of the Company's operations by product line was as follows:

                                                                        Year Ended September 30,
                                                                  -------------------------------------

(in thousands)                                                      1999           1998          1997
                                                                  --------       --------       -------
Revenues:
       Asset maintenance software and services............        $139,569       $119,156       $96,700
       Internet e-Commerce software and services..........           6,096            860            --
                                                                  --------       --------       -------
                                                                  $145,665       $120,016       $96,700

Income (loss) from operations:
       Asset maintenance software and services............        $ 31,768        $23,282       $16,271
       Internet e-Commerce software and services..........          (7,435)       (10,232)           --
                                                                  --------       --------       -------
                                                                  $ 24,333       $ 12,902       $16,271
                                                                  --------       --------       -------
Depreciation and amortization:
       Asset maintenance software and services............        $  4,291       $  4,042       $ 3,358
       Internet e-Commerce software and services..........             132            502            --
                                                                  --------       --------       -------
                                                                  $  4,423       $  4,544       $ 3,358

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     A summary of the Company's operations by geographical area was as follows:

                                                                                     Year Ended September 30,
                                                                              -------------------------------------

(in thousands)                                                                  1999           1998          1997
                                                                              --------       --------      --------
Revenues:
       United States...................................................       $ 86,603       $ 70,284      $ 58,254
       Other Americas..................................................          2,594          5,436         5,121
       Intercompany revenues...........................................         11,869         14,944         8,291
                                                                              --------       --------      --------
                                                                              $101,066       $ 90,664      $ 71,666
                                                                              --------       --------      --------

       Europe/Middle East and Africa...................................         44,757         36,956        28,063
       Asia/Pacific                                                             11,711          7,340         5,262
       Consolidating eliminations......................................        (11,869)       (14,944)       (8,291)
                                                                              --------       --------      --------
                                                                              $145,665       $120,016      $ 96,700
                                                                              --------       --------      --------

Income from operations:
       United States...................................................       $ 23,782       $ 21,345      $ 15,028
       Other Americas..................................................         (1,731)        (9,780)           67
       Europe/Middle East and Africa...................................          1,655            879           998
       Asia/Pacific....................................................            627            458           178
                                                                              --------       --------      --------
                                                                              $ 24,333       $ 12,902      $ 16,271
                                                                              --------       --------      --------

Long-lived assets:
       United States...................................................       $ 10,510       $  7,192      $  5,499
       Other Americas..................................................            316            143            26
       Europe/Middle East and Africa                                             2,577          2,410         2,981
       Asia/Pacific....................................................            567            446           308
                                                                              --------       --------      --------
                                                                              $ 13,970       $ 10,191      $  8,814
                                                                              --------       --------      --------

     The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas from which the sales are made. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues. Income
(loss) from operations excludes interest income, interest expense, provision for income taxes and transaction gains and losses.

     In 1998, 11% of the Company's operating revenues were derived from U.S. Government agencies and affiliates. No customer accounted for more than 10% of revenue in 1999 or 1997.

N.  RELATED PARTY TRANSACTIONS:

     The Company leased its former corporate headquarters pursuant to a 13 year lease which expired on December 31, 1997, from a partnership in which the Executive Chairman of the Board, Founder and Director of the Company has a 1.69% limited partnership interest. Rent payments to the partnership for 1998, and 1997 totaled $285,000 and $1,510,000, respectively.

O.  SUBSEQUENT EVENTS

     On October 15, 1999, the Company's Board of Director's approved a 2-for-1 stock split in the form of a dividend of its common stock to be paid to all shareholders on December 22, 1999. The stock split was subject to shareholder approval of an increase in the Company's authorized common stock, $0.01 par value per share, from 15,350,000 shares to 50,000,000 shares. Stockholders approved the transaction on December 15, 1999. All share and per share data has been restated to reflect this stock split as though it had occurred at the beginning of the earliest period presented.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL. A                                  COL. B                 COL. C            COL. D        COL. E
---------------------------------------------------------------------------------------------------------
                                                            ADDITIONS
                                                      ------------------------
                                        BALANCE AT    CHARGED TO    CHARGED TO                 BALANCE AT
                                        BEGINNING     COSTS AND     OTHER                      END OF
                                        OF PERIOD     EXPENSES      ACCOUNTS     DEDUCTIONS    PERIOD
                                        -----------------------------------------------------------------

YEAR ENDED SEP. 30, 1999
  Allowance for doubtful accounts       $2,614,137    $1,137,694                 $  885,080    $2,866,751

YEAR ENDED SEP. 30, 1998
  Allowance for doubtful accounts       $2,286,574    $1,916,189                 $1,588,626    $2,614,137

YEAR ENDED SEP. 30, 1997
  Allowance for doubtful accounts       $1,954,000    $4,383,293                 $4,050,719    $2,286,574


                                  EXHIBIT INDEX

EXHIBIT
NO.               DESCRIPTION                                               PAGE
---               -----------                                               ----

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 File No. 0-23852 and incorporated herein by reference)
3.3 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
4.3 Rights Agreement dated as of January 27, 1998, between Project Software & Development, Inc. and BankBoston, N.A. as Rights Agent (included as
         Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No.0-23852, and incorporated herein by reference)
4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (included as
         Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
9.1      1996 Daniels Voting Trust Agreement dated August 19, 1996 among Susan
         H. Daniels, Robert L. Daniels and Robert L. Daniels, as Trustee (included as Exhibit 9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 19996, and incorporated herein by reference)
10.1 1999 Equity Incentive Plan, as approved by the stockholders of the Company by written consent dated

         March 24, 1999 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 0-23852 and incorporated herein by reference)
10.2 Amended and Restated 1994 Incentive and Nonqualified Stock Option Plan, as approved by the stockholders of the Company by written consent dated March 24, 1999 (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 0-23852 and incorporated herein by reference)
10.3 Stock Purchase Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999 (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-23852 and incorporated herein by reference)
10.4 Stock Option Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999 (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-23852 and incorporated herein by reference)
10.5 Registration Rights Agreement between W.W. Grainger, Inc. and the Company dated April 20, 1999 (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 0-23852 and incorporated herein by reference)
21.1     Subsidiaries of the Company
23.1     Consent of PricewaterhouseCoopers LLP
27.1     Financial Data Schedule