Form 10-K/A
period 1999-09-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 2000-01-28
CIK 920354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

(mark one)
 X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934.

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934.

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

Total number of pages: 12

     Part III of the Registrant's Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

                                    PART III

     ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

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


NAME                           AGE                 POSITION
----                           ---                 --------

Norman E. Drapeau, Jr.         39            President and Chief Executive
                                             Officer and Director B Class
                                             III

Robert L. Daniels              57            Executive Chairman of the
                                             Board B Class I

Paul D. Birch                  41            Executive Vice President B
                                             Finance and Administration,
                                             Chief Financial Officer and
                                             Treasurer and Director - Class I

William J. Sawyer              52            Executive Vice President B
                                             Operations

Ted D. Williams                51            Executive Vice President B
                                             Worldwide Sales

John W. Young                  46            Executive Vice President B
                                             Research and Development

Richard P. Fishman             52            Director B Class III

Stephen B. Sayre               47            Director B Class II

Alan L. Stanzler               56            Director B Class II

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

     PAUL D. BIRCH joined the Company in 1991 as Vice President, Finance, was appointed Vice President, Finance and Administration in 1992 and Executive Vice President Finance and Administration in 1996. Since 1992 he has been the Chief Financial Officer of the Company, and since 1993 has held the additional office of Treasurer. In May 1998, Mr. Birch was elected a director of the Company.

     WILLIAM J. SAWYER joined the Company in 1978 as an application consultant and served in sales and services positions from 1978 to 1984. Mr. Sawyer was a Vice President of the Company from 1984 to 1990 and Executive Vice President from 1990 until November 1997. In November 1997, Mr. Sawyer left the Company and joined Peritus Software Services, Inc., a software application company, as Vice President, Operations. Mr. Sawyer rejoined the Company in October 1998 as Executive Vice President of Operations.

     TED D. WILLIAMS originally joined the Company in 1984 and served as Director, MAXIMO until 1988. From 1988 to 1993, Mr. Williams was President and Chief Operating Officer of Comac Systems Corporation, a software application company. In 1993, Mr. Williams rejoined the Company as Director, Eastern Regional Sales. He was appointed Vice President C North American Sales in 1996 and Vice President C Worldwide Sales in January 1998. In October, 1998, Mr. Williams was appointed Executive Vice President C Worldwide Sales.

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

     RICHARD P. FISHMAN was elected as a director in March 1999. Mr. Fishman is currently Senior Vice President at MacAndrews & Forbes Group, Inc., where he is responsible for venture capital investing. From 1995 through 1998, Mr. Fishman served as Managing Director of GeoPartners Research, Inc., a strategy and management consulting firm, where he headed the firm's venture capital activities. From 1995 to 1997, Mr. Fishman was also Of Counsel at the law firm of Akin, Gump, Strauss, Hauer & Feld L.L.P. Mr. Fishman served as President and Chief Executive Officer of Thinking Machines Corporation from 1993 to 1994 and was a partner at the law firm of Milbank, Tweed, Hadley & McCloy from 1987 until 1993.

     STEPHEN B. SAYRE was elected as a director in September 1998. Mr. Sayre is currently the Senior Vice President of Marketing at Lotus Development Corporation, a subsidiary of IBM Corporation which develops software applications. Prior to joining Lotus in 1994, Mr. Sayre was President of Boston Treasury Systems and has held other senior executive level positions with Cullinet Software and Easel Corporation.

     ALAN L. STANZLER was elected as a director in May 1998. Mr. Stanzler served as a director of the Company from 1992 to 1994, and as Clerk of the Company from 1990 to 1996. Mr. Stanzler is a member of the law firm of Maselan Jones & Stanzler, P.C. From 1995 to 1998, Mr. Stanzler was a member of the law firm of Davis, Malm & D=Agostine, P.C. and from 1978 to 1995 he was a partner in the law firm of Finnegan & Stanzler, P.C.

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

     Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 1999 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 1999, or written representations that Form 5 was not required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% stockholders were fulfilled in a timely manner, with the exception of one late Form 4 by Mr. Daniels (relating to certain sales of shares and a non-taxable disposition to a limited partnership) and one late Form 3 by Mr. Williams. After investigating these matters, the Company has concluded that any omissions were inadvertent, and that none of the transactions gave rise to liability under
Section 16(b) of the Exchange Act for recapture of short-swing profits.

     ITEM 11. EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table sets forth certain information concerning the compensation earned by the Company's Chief Executive Officer and the four other most highly paid executive officers of the Company (collectively, the "named executive officers") for services rendered in all capacities to the Company during fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                   Annual Compensation                               Compensation
                                   -------------------                               ------------
                                                                                        Awards
                                                                                     ------------
                                                                                      Securities          All Other
                               Fiscal                             Other Annual        Underlying        Compensation
Name and Principal Position     Year     Salary($)   Bonus($)     Compensation       Options(#)(1)         ($)(2)
---------------------------     ----     ---------   --------     ------------       -------------      ------------
Norman E. Drapeau, Jr.          1999     $295,000   $375,414(3)             --           200,000        $   2,500
 President and                  1998      224,375           --       30,241(4)            60,000            2,375
 Chief Executive                1997      152,500           --       95,885(4)            49,998            2,250
 Officer

Robert L. Daniels               1999     $295,000   $375,414(3)             --                --               --
 Executive Chairman of the      1998      110,625           --              --                --               --
 Board and Former Chief         1997       64,773           --              --                --        $29,167(5)
 Executive Officer and President

Paul D. Birch                   1999     $207,750   $144,416(3)             --            40,000           $2,500
 Executive Vice-President       1998      188,250           --              --            40,000            2,375
 Chief Financial Officer,       1997      166,500     13,655(6)             --            40,000            2,250
 and Treasurer

John W. Young                   1999     $185,000    $88,166(3)             --            90,000           $2,500
 Executive Vice-President       1998      160,000           --              --            40,000            2,375
 Research and Development       1997      135,000      7,686(6)             --            19,998            2,250

William J. Sawyer               1999     $172,591    $88,166(3)     $30,000(7)            90,000           $2,500
 Executive Vice President       1998       18,750(8)        --        6,154(9)                --               --
 of Operations                  1997      147,500      8,086(6)             --                --            2,250

-------------------------
(1) Represents shares of Common Stock issuable upon exercise of stock options granted under the Company's 1994 Stock Option Plan.

(2) The amounts reported represent contributions made by the Company pursuant to the Company's 401(k) Plan and Trust for fiscal 1999 and for the fiscal years ended September 30, 1998 and 1997 ("fiscal 1998 and "fiscal 1997," respectively).

(3)  Represents bonuses paid under the Company's 1999 Executive Bonus Plan.

(4) Represents commissions paid under Mr. Drapeau's individual incentive compensation plan as Executive Vice President Worldwide Sales designed to reward him for achievement of quarterly and annual revenue and contribution targets.

(5)  Represents fees related to an executive consulting agreement.

(6)  Represents bonuses paid under the Company's 1997 Executive Bonus Plan.

(7)  Represents a bonus paid when Mr. Sawyer was rehired.

(8)  Mr. Sawyer left the Company in November 1997 and returned in October 1998.

(9) Represents payment for unused vacation time in connection with Mr. Sawyer's departure from the Company.

     Option Grants in Last Fiscal Year. The following table sets forth certain information regarding stock options granted during fiscal 1999 by the Company to the named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             Potential Realizable
                                                                                               Value at Assumed
                                  Number of    Percent of Total                              Annual Rate of Stock
                                 Securities     Options Granted                             Price Appreciation for
                                 Underlying      to Employees      Exercise                     Option Term(4)
                                   Options         in Fiscal         Price     Expiration  -------------------------
            Name               Granted (#)(1)     Year(%)(2)       ($/Sh)(3)      Date        5%($)        10%($)
            ----               -------------- -----------------    ---------   ----------  -------------------------
Norman E. Drapeau, Jr. .....       200,000(5)       18.9%           $9.0625      10/28/08   $1,140,000    $2,896,000

Robert L. Daniels...........              ---         ---              ---            ---          ---           ---

Paul D. Birch ..............        40,000(5)        3.8%           $9.0625      10/28/08   $  228,000    $  579,200

Jack W. Young...............        90,000(5)        8.5%           $9.0625      10/28/08   $  513,000    $1,303,200

William J. Sawyer...........        90,000(5)        8.5%           $9.8125      11/04/08   $  557,100    $1,407,600

-----------------------
(1) Represents shares of Common Stock issuable upon exercise of incentive stock options granted under the Company's 1994 Stock Option Plan.

(2) The Company granted to employees options for the purchase of an aggregate of 1,061,000 shares of Common Stock in fiscal 1999 pursuant to the 1994 Stock Option Plan.

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

(5) All such options expire ten years after the date of grant, and first become exercisable as to 25% of the shares covered on the first anniversary of the date of grant and as to a further 25% annually thereafter, subject to acceleration in certain circumstances.

     Option Exercises and Fiscal Year-End Values. The following table sets forth certain information concerning stock options exercised during fiscal 1999 and stock options held as of September 30, 1999 by each of the named executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                               Number of Unexercised             Value of Unexercised
                            Shares                                   Options at               in-the-In-The-Money Options
                           Acquired         Value                  Fiscal Year-End              at Fiscal Year End($)(2)
                              On          Realized       --------------------------------  -----------------------------------
       Name               Exercise(#)      ($)(1)        Exercisable(#)  Unexercisable(#)  Exercisable($)     Unexercisable($)
       ----               -----------     --------        --------------  ---------------  --------------     ----------------
Norman E. Drapeau, Jr. ..      --             --             101,998         257,500        $1,831,569         $4,361,906

Robert L. Daniels........      --             --               --               --               --                --

Paul D. Birch............    65,000       $1,240,362          90,000          80,000        $1,511,250         $1,283,750

John W. Young............     6,000       $  117,990          42,998         125,000        $  700,405         $2,087,187

William J. Sawyer........      --             --                   0          90,000                 0         $1,475,135

------------------------
(1) Value is based on the last sale price of the Common Stock on the exercise date, as reported by the Nasdaq Stock Market, or the price at which shares acquired upon exercise of the option were actually sold (in the event of a concurrent exercise and sale), less the applicable option exercise price.

(2) Value is based on the last sale price of the Common Stock on September 30, 1999, as reported by the Nasdaq Stock Market ($26.75 per share), less the applicable option exercise price. These values have not been and may never be realized. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of the sale of the shares.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Alan L. Stanzler and Stephen B. Sayre served on the Compensation Committee during fiscal 1999. Neither Mr. Stanzler nor Mr. Sayre, nor any executive officer of the Company, has any relationship requiring disclosure by the Company pursuant to item 402(j) of Regulation S-K promulgated by the SEC.

DIRECTORS' COMPENSATION

     Members of the Board of Directors who are not employees of the Company or one of the Company's subsidiaries ("Outside Directors") receive fees of $1,000 for each meeting of the Board of Directors and $750 for each meeting of a Committee of the Board which they attend, provided that no fee is paid with respect to a committee meeting if the committee meeting is held on the same date as a Board meeting. Outside Directors receive $500 for participating in a telephonic Board or committee meeting. Outside Directors are reimbursed for out-of-pocket expenses incurred in the performance of their duties as directors of the Company. Directors who are employees of the Company are not paid any separate fees for serving as directors.

     Pursuant to the Company's 1999 Equity Incentive Plan (the "1999 Plan"), each Outside Director, upon first joining the Board, is automatically granted an option to purchase 9,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock (determined in accordance with the terms of the 1999 Plan) on the date of the grant. In addition, each Outside Director who continues to serve as a director following any annual meeting of stockholders of the Company or special meeting in lieu thereof is automatically granted, immediately following such meeting of stockholders, an option to purchase 9,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock (determined in accordance with the terms of the 1999 Plan) on the date of grant. Notwithstanding the preceding sentence, in the event an Outside Director joins the Board after the second Tuesday in February in a given year such Outside Director will receive an option for a number of shares equal to 9,000 multiplied by N/12 where "N" is the number of months remaining between the date of election of such Outside Director and the next second Tuesday in February.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 16, 1999 by
(i) each person known by the Company to own beneficially more than five percent of the Common Stock as of such date, (ii) each director of the Company, (iii) each named executive officer and (iv) all executive officers and directors of the Company as a group:

                                                                     Shares Beneficially
                                                                          Owned(1)
                                                              ------------------------------
      Name                                                      Number              Percent
      ----                                                      ------              -------
Robert L. Daniels (2)(3)
  100 Crosby Drive
  Bedford, MA 01730.......................................     5,086,720             23.7%

Kopp Investment Advisors, Inc. (4)
  6600 France Avenue South
  Edina, MN 55435.........................................     1,763,858              8.2%

Susan H. Daniels (2)(3)(5)
  100 Crosby Dr.
  Bedford, MA 01730.......................................     1,419,258              6.6%

Fidelity Management & Research Corporation (6)
  1 Federal Street
  Boston, MA 02109........................................     1,141,800              5.3%

Norman E. Drapeau, Jr. (7)................................       166,998                *

Paul D. Birch (8).........................................       143,466                *

John W. Young(7)..........................................        62,898                *

Ted D. Williams(7)........................................        14,856                *

William J. Sawyer(9)......................................        15,628                *

                                                                     Shares Beneficially
                                                                          Owned(1)
                                                              ------------------------------
      Name                                                      Number              Percent
      ----                                                      ------              -------
Alan L. Stanzler(10)......................................        50,000                *

Stephen B. Sayre(7).......................................        18,000                *

Richard P. Fishman(11)....................................        20,600                *

All directors and executive officers as a group
   (9 persons) (2)(3)(7)(8)(9)(10)(11).....................     5,579,166             25.4%

---------------------------
*    Less than one percent.

(1) The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion herein of shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2) Excludes 204,580 shares held in three trusts for the benefit of Mr. Daniels' children and 1,700 shares held by Mr. Daniels as custodian for the benefit of a minor child. Each of Robert L. Daniels and Susan H. Daniels disclaims beneficial ownership of these shares.

(3) Includes shares held by Robert L. Daniels as Trustee of the 1996 Daniels Voting Trust (the "Voting Trust"). Of the 2,516,516 shares subject to the Voting Trust, 1,258,258 are owned beneficially by Mr. Daniels and 1,258,258 are owned beneficially by Susan H. Daniels. Mr. Daniels, as Trustee, has sole voting power with respect to the shares subject to the Voting Trust. Mr. Daniels also owns 2,570,204 shares free of the Voting Trust, and Susan Daniels also owns 161,000 shares free of the Voting Trust. The Voting Trust will terminate upon the written agreement of the parties or August 19, 2001, whichever comes first. Each of Mr. Daniels and Susan Daniels disclaims beneficial ownership of the shares beneficially owned by the other. Robert and Susan Daniels are divorced.

(4)  This information is as of September 30, 1999, and is based upon a report on
     Schedule 13F filed by Kopp Investment Advisors, Inc. with the Securities and Exchange Commission on October 29, 1999.

(5) Excludes 10,500 shares held by Susan H. Daniels as Trustee of the Susan Daniels Family Charitable Foundation. Susan H. Daniels disclaims ownership of these shares.

(6)  This information is as of September 30, 1999 and is based upon a report on
     Schedule 13F filed by Fidelity Management & Research Corporation with the Securities and Exchange Commission.

(7) Represents shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(8) Includes 110,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(9) Includes 12,500 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(10) Includes 26,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table. Also includes 10,000 shares underlying Stock Appreciation Rights granted to Mr. Stanzler by Mr. Daniels, exercisable for five years from December 8, 1997.

(11) Includes 15,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.



         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January  27, 2000

                                   PROJECT SOFTWARE & DEVELOPMENT, INC.

                                       /s/ Norman E. Drapeau, Jr.
                                   By:_______________________________________
                                       Norman E. Drapeau, Jr.
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Norman E. Drapeau, Jr.               President and Chief Executive Officer        January 27, 2000
___________________________              and Director (Principal Executive
Norman E. Drapeau, Jr.                   Officer)


/s/ Paul D. Birch                        Executive Vice President, Chief              January 27, 2000
___________________________              Financial Officer and Treasurer and
Paul D. Birch                            Director (Principal Financial and
                                         Accounting Officer)


___________________________              Director                                     January 27, 2000
Robert L. Daniels


/s/ Alan L. Stanzler
___________________________              Director                                     January 27, 2000
Alan L. Stanzler


___________________________              Director                                     January 27, 2000
Stephen B. Sayre


/s/ Richard P. Fishman
___________________________              Director                                     January 27, 2000
Richard P. Fishman
