Form 10-Q
period 1999-12-31
PROJECT SOFTWARE & DEVELOPMENT INC
filed 2000-02-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Yes   X      No

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 21,553,983 shares of common stock, $.01 par value per share, as of January 31, 2000.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                              PAGE

         Consolidated Balance Sheets (unaudited) as          3
         of December 31, 1999 and September 30, 1999.

         Consolidated Statements of Operations               4
         (unaudited) for the three months ended
         December 31, 1999 and 1998.

         Consolidated Statements of Cash Flows               5
         (unaudited) for the three months ended
         December 31, 1999 and 1998.

         Notes to Consolidated Financial Statements          6
         (unaudited).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF            11
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES           26
         ABOUT MARKET RISK

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   27

         SIGNATURE                                          29

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                               ASSETS                       December 31,   September 30,
                                                               1999            1999
                                                               ----            ----
  (IN THOUSANDS,EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents                                  $ 63,580        $ 59,903
  Marketable securities                                        26,114          30,920
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,838 at December 31, 1999
   and $2,867 at September 30, 1999, respectively              40,400          38,736
  Prepaid expenses                                              5,034           3,919
  Other current assets                                          1,315           1,171
  Deferred income taxes                                         2,158           2,017
                                                             --------        --------
    Total current assets                                      138,601         136,666
                                                             --------        --------

Marketable securities                                           9,286           7,413
Property and equipment, net                                    12,221          12,055
Intangible assets, net                                          2,616           1,509
Other assets                                                      389             406
Deferred income taxes                                           1,044             984
                                                             --------        --------
    Total assets                                             $164,157        $159,033
                                                             ========        ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                      $  15,911       $  12,172
 Accrued compensation                                           4,352           8,429
 Income taxes payable                                           5,085           4,227
 Deferred revenue                                              15,648          16,580
 Deferred income taxes                                             94             187
                                                            ---------       ---------
   Total current liabilities                                   41,090          41,595
                                                            ---------       ---------

Deferred rent                                                     139             146
Deferred revenue                                                   87              92

Commitments and contingencies

Equity in minority interest                                        --              44

Stockholders' equity
Preferred stock, $.01 par value;1,000,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000,000 authorized;
 21,552,258 and 21,301,674 issued at December 31, 1999
 and September 30, 1999, respectively                             216             213
Additional paid-in capital                                     70,697          67,418
Retained earnings                                              52,806          50,210
Accumulated other comprehensive income                           (878)           (685)
                                                            ---------       ---------
    Total stockholders' equity                                122,841         117,156
                                                            ---------       ---------

    Total liabilities and stockholders' equity              $ 164,157       $ 159,033
                                                            =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                    -----------------------
                                                      1999           1998
                                                      ----           ----
(IN THOUSANDS, EXCEPT PER SHARE DATA)
 Revenues:
     Software                                       $ 15,737       $ 14,406
     Support and services                             22,249         19,511
                                                    --------       --------
              Total revenues                          37,986         33,917
                                                    --------       --------

 Cost of revenues:
     Software                                            659          1,144
     Support and services                             12,528          9,583
                                                    --------       --------
              Total cost of revenues                  13,187         10,727
                                                    --------       --------

 Gross margin                                         24,799         23,190

 Operating expenses:
     Sales and marketing                              13,990         10,955
     Product development                               4,495          3,476
     General and administrative                        3,095          2,867
                                                    --------       --------
              Total operating expenses                21,580         17,298
                                                    --------       --------

 Income from operations                                3,219          5,892

     Interest income                                     937            648
     Interest expense                                     (1)           (17)
     Other income (expense), net                        (194)            72
                                                    --------       --------

 Income before income taxes                            3,961          6,595

 Provision for income taxes                            1,365          2,309
                                                    --------       --------

 Net income                                         $  2,596       $  4,286
                                                    ========       ========

Net income per share, basic                         $   0.12       $   0.21
                                                    --------       --------
Net income per share, diluted                       $   0.11       $   0.21
                                                    --------       --------

 Shares used to calculate net income per share
      Basic                                           21,415         20,004
      Diluted                                         22,706         20,405

The accompanying notes are an integral part of the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                         DECEMBER 31,               DECEMBER 31,
                                                                             1999                       1998
                                                                             ----                       ----
                                                                                      (in thousands)
 Cash flows from operating activities:
    Net income                                                             $  2,596                   $  4,286
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                            1,427                      1,097
     Gain/(loss) on sale and disposal of property
       and equipment                                                            (15)                        12
     Amortization of discount on marketable securities                           62                         51
     Deferred rent                                                               (6)                        25
     Deferred income taxes                                                     (350)                       (37)
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                   (2,433)                    (3,635)
       Prepaid expenses                                                      (1,131)                      (381)
       Other assets                                                            (755)                      (771)
       Accounts payable                                                       4,393                      1,485
       Accrued compensation                                                  (4,042)                    (1,103)
       Income taxes payable                                                     930                      1,466
       Deferred revenue                                                        (469)                      (441)
                                                                           --------                   --------
 Net cash provided by operating activities                                      207                      2,054
                                                                           --------                   --------

 Cash flows from investing activities:
     Acquisitions of business, net of cash                                       12                        141
     Acquisitions of property and equipment                                  (1,376)                    (1,856)
     Purchase of marketable securities                                      (17,797)                   (12,604)
     Sale of marketable securities                                           20,640                     12,087
                                                                           --------                   --------
Net cash provided by/(used in) investing activities                           1,479                     (2,232)
                                                                           --------                   --------

 Cash flows from financing activities:
     Proceeds from exercise of stock options
      including related tax benefit                                           2,185                        690
                                                                           --------                   --------
 Net cash provided by financing activities                                    3,282                        690
                                                                           --------                   --------

 Effect of exchange rate changes on cash                                       (194)                       (90)
                                                                           --------                   --------


 Net increase in cash and cash equivalents                                    3,677                        422

 Cash and cash equivalents, beginning of period                              59,903                     28,454
                                                                           --------                   --------

 Cash and cash equivalents, end of period                                  $ 63,580                   $ 28,876
                                                                           ========                   ========


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the "Company"), as of December 31, 1999 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2000, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 1999.

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

Basic and diluted earnings per share are calculated as follows:

                                          THREE MONTHS ENDED
BASIC EPS                           12/31/99               12/31/98
---------                           --------               --------
Net income                         $ 2,596,008            $ 4,286,249
Weighted average common
 shares outstanding                 21,415,005             20,004,366
Basic income per share             $      0.12            $      0.21

DILUTED EPS
-----------
Net income                         $ 2,596,008            $ 4,286,249
Weighted average common
 shares outstanding                 21,415,005             20,004,366
Dilutive potential
 common shares                       1,291,353                400,560
                                   -----------            -----------
Total diluted shares                22,706,358             20,404,926
Diluted income per share           $      0.11            $      0.21

C. ACQUISITIONS

On October 29, 1999, the Company acquired Modern Distribution Management, Inc., a leading information source covering strategic management issues affecting suppliers and distributors of MRO ("Maintenance, Repair and Operating") supplies. This acquisition was made with the issuance of 45,600 shares of common stock valued at $24.07 per share. The transaction was accounted for using the purchase method of accounting. The Company recorded approximately $1.3 million of goodwill related to this acquisition, which is being amortized on a straight-line basis over five years. This acquisition was deemed to be immaterial for presentation of pro forma information.

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

D. SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest and taxes were as follows:

                                     THREE MONTHS ENDED
                                      DECEMBER 31, 1999
                                     ------------------
   (in thousands)                      1999      1998
                                       ----      ----
Interest ........................      $  1      $ 17
Income taxes ....................       690       721

Acquisitions of businesses were as follows:

                                        THREE MONTHS ENDED
                                         DECEMBER 31, 1999
                                        ------------------
   (in thousands)                        1999        1998
                                         ----        ----
Fair value of assets acquired ....        $18      $  592
Fair value of liabilities assumed          93         729
Net cash payments ................          3         180


E. COMPREHENSIVE INCOME

The following table reflects the components of comprehensive income:

 (in thousands)

                                                               THREE MONTHS   THREE MONTHS
                                                                  ENDED          ENDED
                                                               DECEMBER 30,   DECEMBER 30,
                                                                  1999           1998
                                                               ------------   ------------
Net income                                                       $ 2,596         $ 4,286
                                                                 -------         -------

Other comprehensive income, net of tax:
  Unrealized (loss)/gain on
   Securities arising during                                         (28)             24
   Period
  Foreign currency translation
   Adjustment                                                       (165)             36
                                                                 -------         -------

Comprehensive income                                             $ 2,763         $ 4,346
                                                                 -------         -------

F. SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

The following is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable industry segments: the development, marketing and support of asset maintenance management software (MAXIMO) and internet e-Commerce software products and network services (MRO.com). Asset information by reportable segment is not reported, since the Company does not produce such information internally. The Company also manages these product lines across geographic reportable segments: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. All segments are managed by the same board of directors and executive officers.

A summary of the Company's operations by product line was as follows:

                                              THREE MONTHS ENDED
                                                 DECEMBER 31,
(in thousands)                                1999          1998
                                              ----          ----
Revenues:

Asset maintenance software and
services ..............................      $34,890      $31,007
Internet e-Commerce software and
services ..............................        3,096        2,910
                                             -------      -------
                                             $37,986      $33,917

Income from operations:
  Asset maintenance software and
  services ............................      $ 7,372      $ 5,238
  Internet e-Commerce software and
  services ............................       (4,153)         654
                                             -------      -------
                                             $ 3,219      $ 5,892
                                             -------      -------



A summary of the Company's operations by geographical area was as follows:

                                                 THREE MONTHS ENDED
                                                     DECEMBER 31,
(in thousands)                                   1999            1998
                                                 ----            ----
Revenues:

  United States .........................      $ 21,019       $ 17,233
  Other Americas ........................         2,774          2,452
  Intercompany revenues .................         2,020          4,615
                                               --------       --------
                                               $ 25,813       $ 24,300

  Europe/Middle East and Africa .........      $ 11,279       $ 11,254
  Asia/Pacific ..........................         2,914          2,978
  Consolidating eliminations ............        (2,020)        (4,615)
                                               --------       --------
                                               $ 37,986       $ 33,917
                                               --------       --------

The Company has subsidiaries in foreign countries which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues. Income (loss) from operations excludes interest income, interest expense, provision for income taxes and transaction gains and losses.

G. SUBSEQUENT EVENT:

On January 11, 2000, the Company signed a definitive agreement to purchase INTERMAT, Inc., a leading provider of MRO content management tools and cataloging services. Under terms of the agreement, Project Software & Development, Inc. will acquire the capital stock of INTERMAT from Strategic Distribution, Inc. (NASDAQ: STRD) for approximately $55.0 million in cash. Closing of the transaction is subject to customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The closing is expected to occur in the Company's second fiscal quarter of 2000 and will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information this Quarterly Report contains forward-looking statements identified by footnotes in the text. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Performance". Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K filed by the Company on December 29, 1999.

OVERVIEW

ABOUT PSDI AND MRO.COM INC.

PSDI develops, markets and supports business-to-business MRO e-Commerce systems and enterprise asset maintenance software. Through its subsidiary MRO.com, Inc., the company complements its MAXIMO enterprise asset maintenance software with an Internet-based B2B marketplace for MRO buyers and suppliers, a suite of online procurement software products that improve purchasing efficiency, and Internet-based content management tools and cataloging services.

Businesses, government agencies, and other organizations use the MAXIMO product suite to assist in the maintenance of high-value capital assets, such as plants, facilities, and production equipment, to cut MRO inventories and costs, control maintenance expenses, reduce downtime, and more effectively deploy productive assets, personnel and other resources. The Company's revenues are derived primarily from two sources: (i) software licenses and (ii) fees for services, including support contracts, training and consulting services and commerce fees for on-line charges to engage in electronic commerce for Maintenance, Repair and Operations ("MRO").

ACQUISITIONS AND OTHER RELATED MATTERS
over five years. This acquisition was deemed to be immaterial for presentation of pro forma information purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

REVENUES

                                    Three       CHANGE %       Three
                                   Months                     Months
                                    Ended                      Ended
(in thousands)                   12/31/99                   12/31/98
--------------                   --------                   --------
Software licenses                 $15,737          9.2%      $14,406
Percentage of total revenues         41.4%                      42.5%

Support and services              $22,249         14.0%      $19,511
Percentage of total revenues         58.6%                      57.5%

Total revenues                    $37,986         12.0%      $33,917

MAXIMO client/server revenues for the three months ended December 31, 1999 increased 14.6% to $34.4 million from $30.0 million for the three months ended December 31, 1998. The growth in revenues was generated primarily by increases from the Company's enterprise asset management product, MAXIMO. MRO.com revenues were $3.1 million, an increase of 6.4% over three months ended December 31, 1998. The three months ended December 31, 1998. A significant portion of the Company's MAXIMO revenues were derived from operations outside of the United States. Revenues from sales outside the United States for the three months ended December 31, 1999 increased 1.8% to $17.0 million or 44.7% of revenues, compared to $16.7 million or 49.2% of revenues for the three months ended December 31, 1998.

Software licenses for the three months ended December 31, 1999 increased 9.2% to $15.7 million from $14.4 million. MAXIMO client/server software license revenue for the three months ended December 31, 1999 increased 14.0% to $13.0 million from $11.4 million in the corresponding period in 1998. MRO.com software license revenue for the three months ended December 31, 1999 increased to $2.7 million from $2.6 million in the corresponding period in 1998. In the three months ended December 31, 1998, the Company concluded a significant e-commerce software license of approximately $2.5 million.

Support and services revenues increased 14.0% over the prior quarter. Consulting services grew 11.1% for the three months ended December 31, 1999 compared to the three months ended December 31, 1998 and continues to be a large percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO product.

MRO.com services were not a significant portion of revenues and represented only 2.3% of service revenues for the three months ended December 31, 1999. Support services grew to 20.0% as a percentage of revenues for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. The increase in the percentage of support revenues was related to the increase in software license revenues and the high renewal rate for MAXIMO maintenance contracts.

COST OF REVENUES

                                                 Three          CHANGE %          Three
                                                Months                           Months
                                                 Ended                            Ended
(in thousands)                                12/31/99                         12/31/98
--------------                                --------                         --------
Software licenses                           $     659            (42.4%)        $ 1,144
Percentage of software licenses                   4.2%                              7.9%

Support and services                        $  12,528             30.7%         $ 9,583
Percentage of support and services               56.3%                             49.1%

Total cost of revenues                      $  13,187             22.9%         $10,727
Percentage of total revenues                     34.7%                             31.6%

Cost of software licenses revenues consists of software purchased for resale, royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The decrease in the cost of software licenses revenues was due primarily to a decrease in the amount of software purchased for resale. Additionally, there were no capitalized software costs amortized during the quarter ended December 31, 1999, as capitalized software costs are fully amortized since costs incurred subsequent to the establishment of technological feasibility were not significant. The decrease as a percentage of software licenses was due to the decrease of fixed third party license fee commitments.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services was attributable to the hiring of employees and the extensive use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third-party consultants in order to meet demand for its services and backlog. The cost of support and services as a percentage of support and services revenues increased to 56.3% from 49.1% for the three months ended December 31, 1999 and 1998, respectively. The increase as a percentage of revenues is attributable to low utilization related to year 2000 factors, continued use of third party contractors, a European services meeting and expenses related to starting up the MRO.com consulting services organization.

OPERATING EXPENSES

                                          Three          CHANGE %          Three
                                         Months                           Months
                                          Ended                            Ended
(in thousands)                         12/31/99                         12/31/98
--------------                         --------                         --------
Sales and marketing                   $  13,990             27.7%        $10,955
Percentage of total revenues               36.8%                            32.3%

Product development                   $   4,495             29.3%        $ 3,476
Percentage of total revenues               11.8%                            10.2%

General and administrative            $   3,095              8.0%        $ 2,867
Percentage of total revenues                8.1%                             8.5%

The increase in sales and marketing expenses for the three months ended December 31, 1999 was due to increases in sales, sales support and marketing personnel for the MRO.com organization, sales commissions, marketing research and telemarketing expenses and higher travel costs.

The increase in product development expenses for the three months ended December 31, 1999 was primarily due to the hiring of additional employees to support the MRO business. No software development costs were capitalized in the three months ended December 31, 1999 and 1998, respectively since costs incurred subsequent to the establishment of technological feasibility were not significant.

The Company intends to continue to make investments in electronic commerce products for MRO supply chain management. (1) The Company will also continue to invest in client/server MAXIMO and Java applications.

The increase in general and administrative expenses for the three months ended December 31, 1999 was primarily due to the hiring of additional general and administrative personnel and related benefits, as well as, other expenses to support the global expansion of the Company.

NON-OPERATING EXPENSES

(in thousands)                  Three           CHANGE %          Three
                               Months                            Months
                                Ended                             Ended
                             12/31/99                         12/31/98
                             --------                         --------
Interest income                 $ 937              44.6%         $ 648
Interest expense                $  (1)            (94.1%)        $ (17)
Other income (expense)          $(194)           (369.4%)        $  72

Interest income for the period ended December 31, 1999 was attributable to interest earned on marketable securities and cash
-----------------------------
equivalents from cash flow generated from operations including accounts receivable collections offset by premiums amortized for purchased marketable securities.

The increase in other expense was primarily attributable to foreign currency translation losses for the quarter ended December 31, 1999. To date, the Company has not engaged in currency hedging transactions.

PROVISION FOR INCOME TAXES

The Company's effective tax rates were 34.5% and 35.0% for the three months ended December 31, 1999 and 1998, respectively. The Company anticipates that its fiscal 2000 effective tax rate will not exceed 36%. (1)

                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had cash and cash equivalents and marketable securities of approximately $98.9 million and working capital of $97.5 million. The days sales outstanding were 96 days for the quarter ended December 31, 1999 compared to 92 days for the quarter ended December 31, 1998. The Company has established a target of 90 to 95 days for its quarterly days sales outstanding. (1) Cash provided by operations for the three months ended December 31, 1999 was $207 thousand, primarily attributable to net income and an increase in accounts payable, offset by an increase in receivables and accrued compensation for payment of employee bonuses for fiscal 1999 earnings.

On January 11, 2000, the Company signed a definitive agreement to purchase INTERMAT, Inc., a leading provider of MRO content management tools and cataloging services. Under terms of the agreement, the Company will acquire the capital stock of INTERMAT from Strategic Distribution, Inc. (NASDAQ: STRD) for approximately $55.0 million in cash. Closing of the transaction is subject to customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The closing is expected to occur in the Company's second fiscal quarter of 2000 and will be accounted for as a purchase.

Cash provided by investing activities totaled $1.5 million, primarily for the sales of marketable securities offset by purchases of marketable securities.

Cash provided by financing activities was $2.2 million, from proceeds received from exercises of employee stock options.

--------------------
(1) Forward looking statement

As of December 31, 1999, the Company's principal commitment consisted primarily of an office lease for its headquarters. Under the terms of the lease agreement, upon termination of the lease the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through September 2006.

The Company may use a portion of its cash to acquire additional businesses, products and technologies complementary to its business. (1) The Company also plans to make investments over the next year in its new MRO.com web-based products and to develop content and add suppliers to www.mro.com, MRO.com's e-Commerce hub.

The Company believes that its current cash balances and marketable securities combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least December 31, 2000.
(1)

YEAR 2000

The information contained under this heading constitutes a 'Year 2000 Readiness Disclosure' under the Year 2000 Information and Readiness Disclosure Act.

The Year 2000 issue was the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that had a date sensitive software and used two digits only may have recognized a date using "00" as the year 1900 rather than the year 2000.

The Company utilizes other third party software products, network equipment and telecommunications products. To date, there has been no failure of any critical technology components to operate properly in the Year 2000 causing an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. Costs associated with preparing internal systems for the Year 2000 were approximately $100,000.

The Company had evaluated its software products and disclosed its findings in prior quarters on Form 10-Q and its Form 10-K filed on December 29, 1999, as well as, the Company's year 2000 readiness documentation. Costs associated to upgrade all of its products to be year 2000 enabled were approximately $500,000.

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. Thereafter, until January 1, 2002, ("the transition period"), either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in, participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company released a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that accepts, stores, calculates, converts and reports euro currency. In the second quarter of fiscal 1999, the Company released primary language versions of MAXIMO 4.0.1 in Brazilian Portuguese, Dutch, French, German, Latin American Spanish, and Swedish. The Company also released a new English language client/server version of MAXIMO (MAXIMO 4.0.2) for Workflow in the second quarter of fiscal 1999 that is euro compliant as defined above. In the third quarter of fiscal 1999, the Company released an English language version of MROBuyer's(TM) Desktop Requisition that is also euro compliant. The amount of development dollars spent on the euro releases did not and is not expected to have a material adverse effect on the Company's results of operations or financial condition. (1)


-----------------------------
(1) Forward looking statement

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

DEPENDENCE ON MAXIMO

The Company's revenues are primarily attributable to the licensing of its MAXIMO client/server product, introduced in 1991, and to related services and support. Revenues from licenses of MAXIMO and related services and support accounted for approximately 94% of the Company's total revenues in 1999. The Company's financial performance in 2000 depends largely on continued market acceptance of MAXIMO. The Company believes that continued market acceptance of MAXIMO will largely depend on its ability to enhance and broaden the capabilities of MAXIMO by among other things, developing additional application modules for MAXIMO, versions of MAXIMO and by developing and incorporating into the MAXIMO product technologies that are emerging in connection with the Internet. Any factor adversely affecting sales of MAXIMO, such as delays in development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition or negative evaluations of MAXIMO, would have a material adverse effect on the Company's business and financial results.

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

The Company's MRO supply chain management business using the Internet has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, the market for electronic procurement solutions is relatively new and underdeveloped. While the Company believes that electronic commerce products and technologies complement the Company's existing products, there can be no assurance that the Company will be able to compete successfully in this market. Many of the Company's enterprise asset management competitors are also entering the MRO e-commerce market. The current potential competitors in the MRO e-commerce market include Ariba, Clarus, Commerce One, Concur, Connect, Harbinger, IBM, Intellisys, Microsoft, Netscape, Oracle, PeopleSoft, SAP and others.

Certain of the Company's competitors have greater financial, marketing, service and support and technological resources than the Company. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, or on the supply chain management business, the Company could be at a competitive disadvantage.

INTERNATIONAL OPERATIONS

A significant portion of the Company's total revenues are derived from operations outside the United States. The Company derived 46.4%, 45.7%, and 43.8% of its total revenue from sales outside the United States in fiscal years 1999, 1998, and 1997, respectively. The Company expects that international revenues will continue to be a significant percentage of total revenues. The Company expects international revenues to continue to grow in absolute dollars during 2000, and accordingly, continues to invest in international infrastructure, global product functionality and translated versions of financial and other software products. In the event international expansion and/or product globalization efforts are not successful, the Company's business operating results and financial condition may be adversely affected. This international business is subject to various risks common to international activities, including exposure to currency fluctuations, greater difficulty in collecting accounts receivable, political and economic instability, the greater difficulty of administering business abroad and the need to comply with a wide variety of foreign import and United States export laws and regulatory requirements.

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

The Company has entered into nonexclusive license agreements with, among others, Broadvision Incorporated, Centura Software Corporation, Scribe Technologies, Incorporated, Cognos Corporation, Netronic Software GmbH, HSB Reliability Technologies Corporation, Intelligent Labeling Technologies, Incorporated, Verity Software, and webMethods, Inc. pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses, or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

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

INTERNET

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

CERTAIN RISKS ASSOCIATED WITH ACQUISITIONS

As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products, or technologies and to enter into joint ventures and strategic alliances with other companies. There can be no assurance that the Company will be successful in overcoming the risks associated or problems encountered in connection with such business combinations, investments, or joint ventures, or that such transactions will not materially adversely affect the Company's business, financial condition, or operating results.

POSSIBLE CONTINUED VOLATILITY OF STOCK PRICE

Fiscal 1999 was marked by significant fluctuations in the market price of the common stock, par value $.01 per share, of the Company (the "Common Stock"). Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as quarterly variations in the Company's results of operations and market conditions in the industry, may cause the market price of the Common Stock to continue to fluctuate significantly. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of many software and e-commerce companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations also may adversely affect the market price of the common stock.

The information contained under this heading constitutes a 'Year 2000 Readiness Disclosure' under the Year 2000 Information and Readiness Disclosure Act.

The Year 2000 issue was the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that had a date sensitive software and used two digits only may have recognized a date using "00" as the year 1900 rather than the year 2000.

The Company utilizes other third party software products, network equipment and telecommunications products. To date, there has been no failure of any critical technology components to operate properly in the Year 2000 causing an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. Costs associated with preparing internal systems for the Year 2000 were approximately $100,000.

The Company had evaluated its software products and disclosed its findings in prior quarters on Form 10-Q and its Form 10-K filed on December 29, 1999, as well as, the Company's year 2000 readiness documentation. Costs associated to upgrade all of its products to be year 2000 enabled were approximately $500,000.

LITIGATION RISKS

The Company is subject to the normal risks of litigation with respect to its business operation.

YEAR 2000

EURO COMPLIANCE

On January 1, 1999, eleven European Union member states adopted the euro as their common national currency. Thereafter, until January 1, 2002, the transition period, either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used. A significant number of the Company's customers are located, or transact business with, or have operations in participating European Union countries. As a result, the computer systems or software used by these companies may need to be upgraded to comply with data storage and computational euro requirements. In the first fiscal quarter of 1999, the Company released a new English language client/server version of MAXIMO (MAXIMO 4.0.1) that accepts, stores, calculates, converts and reports euro currency. In the second quarter of fiscal 1999, the Company released primary language versions of MAXIMO 4.0.1 in Brazilian Portuguese, Dutch, French, German, Latin American Spanish, and Swedish. The Company also released a new English language client/server version of MAXIMO (MAXIMO 4.0.2) for Workflow in the second quarter of fiscal 1999 that is euro compliant as defined above. In the third quarter of fiscal 1999, the Company released an English language version of MROBuyer's(TM) Desktop Requisition that is also euro compliant. The amount of development dollars spent on the euro releases did not and does not expect to have a material adverse effect on the Company's results of operations or financial condition.

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

At December 31, 1999, the Company held $98.9 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity and the Company's intention that all the securities will be sold within one year.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a Special Shareholders meeting on December 15, 1999 to approve the amendment of the Company's Restated Articles of Organization to increase the Company's Common Stock from 15,350,000 to 50,000,000 shares.

                                                                    Number of
                                                                  Shares Voted
                                                                    Pre-split
                                                                    ---------
For Approval                                                        8,109,597
Against                                                             1,031,874
Abstain                                                                 3,255


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

         3.3 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

         3.4 Amendment to Articles of Organization adopted on December 15, 1999.

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

                  27.1 Financial Data Schedule

     (b) Reports on Form 8-K

         There were no current reports filed on Form 8-K for the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PROJECT SOFTWARE & DEVELOPMENT, INC.


Date:   February 14, 2000                 By: /s/ Paul D. Birch
        -----------------                     -----------------
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

                                  EXHIBIT INDEX

EXHIBIT
NO.               DESCRIPTION                                                      PAGE
---               -----------                                                      ----

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1,
         Registration No. 33-76420, and incorporated herein by reference)
3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1996 File No. 0-23852 and incorporated herein by reference)
3.3      Form of Certificate of Designation of Series A Junior Participating
         Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998,
         File No. 0-23852, and incorporated herein by reference)
3.4      Amendment to Articles of Organization adopted on December 15, 1999
4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1,
         Registration No. 33-76420, and incorporated herein by reference)
4.2      Article 4B of the Amended and Restated Articles of Organization of the
         Company (included as Exhibit 4.1 to the Company's Registration
         Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
4.3      Rights Agreement dated as of January 27, 1998, between Project Software
         & Development, Inc. and BankBoston, N.A. as Rights Agent (included as
         Exhibit 4 (a) to the Company's Current Report on Form 8-K dated
         February 2, 1998, File No.0-23852, and incorporated herein by reference)
4.4      Form of Certificate of Designation of Series A Junior Participating
         Preferred Stock of Project Software & Development, Inc. (included as
         Exhibit 4 (b) to the Company's Current Report on Form 8-K dated
         February 2, 1998, File No. 0-23852, and incorporated herein by reference)
4.5      Form of Rights Certificate (included as Exhibit 4 (c) to the Company's
         Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
27.1     Financial Data Schedule