Form 10-Q
period 2000-03-31
PROJECT SOFTWARE & DEVELOPMENT INC
filed 2000-05-15
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Yes [X]   No [ ]

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 21,805,570 shares of common stock, $.01 par value per share, as of April 30, 2000.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                PAGE

         Consolidated Balance Sheets (unaudited) as of March 31, 2000 and                      3
         September 30, 1999.

         Consolidated Statements of Operations (unaudited) for the three and six               4
         months ended March 31, 2000 and 1999.

         Consolidated Statements of Cash Flows (unaudited) for the three and six               5
         months ended March 31, 2000 and 1999.

         Notes to Consolidated Financial Statements (unaudited).                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS              13
         OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           28

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                     29

         SIGNATURE                                                                            31

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                         ASSETS                                  MARCH 31,     SEPTEMBER 30,
                                                                   2000           1999
                                                                 --------       ---------
  (IN THOUSANDS,EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents                                     $  30,928       $  59,903
  Marketable securities                                             8,709          30,920
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,907 at March 31, 2000
   and $2,867 at September 30, 1999, respectively                  47,712          38,736
  Prepaid expenses                                                  7,215           3,919
  Other current assets                                              1,131           1,171
  Deferred income taxes                                             2,228           2,017
                                                                ---------       ---------
    Total current assets                                           97,923         136,666
                                                                ---------       ---------

Marketable securities                                               2,161           7,413
Property and equipment, net                                        14,675          12,055
Intangible assets, net                                             54,508           1,509
Other assets                                                          383             406
Deferred income taxes                                               1,327             984
                                                                ---------       ---------
    Total assets                                                $ 170,977       $ 159,033
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                          $  15,393       $  12,172
 Accrued compensation                                               6,077           8,429
 Income taxes payable                                               3,517           4,227
 Deferred revenue                                                  18,116          16,580
 Deferred income taxes                                                 94             187
                                                                ---------       ---------
   Total current liabilities                                       43,197          41,595
                                                                ---------       ---------

Deferred rent                                                         130             146
Deferred revenue                                                      143              92

Commitments and contingencies

Equity in minority interest                                          --                44

Stockholders' equity
Preferred stock, $.01 par value;1,000,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000,000 authorized;
 21,804,570 and 21,301,674 issued at March 31, 2000
 and September 30, 1999, respectively                                 218             213
Additional paid-in capital                                         73,162          67,418
Retained earnings                                                  55,169          50,210
Accumulated other comprehensive income                             (1,042)           (685)
                                                                ---------       ---------
    Total stockholders' equity                                    127,507         117,156
                                                                ---------       ---------

    Total liabilities and stockholders' equity                  $ 170,977       $ 159,033
                                                                =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               MARCH 31,                     MARCH 31,
                                                        -----------------------       -----------------------
                                                          2000           1999           2000           1999
                                                        --------       --------       --------       --------
(in thousands, except per share data)
     Revenues:
         Software                                       $ 18,644       $ 13,470       $ 34,381       $ 27,876
         Support and services                             22,977         19,440         45,226         38,951
                                                        --------       --------       --------       --------
                  Total revenues                          41,621         32,910         79,607         66,827
                                                        --------       --------       --------       --------

     Cost of revenues:
         Software                                            845          1,516          1,504          2,660
         Support and services                             12,172          9,700         24,700         19,283
                                                        --------       --------       --------       --------
                  Total cost of revenues                  13,017         11,216         26,204         21,943
                                                        --------       --------       --------       --------

     Gross margin                                         28,604         21,694         53,403         44,884

     Operating expenses:
         Sales and marketing                              15,824          9,339         29,688         20,198
         Product development                               5,522          3,628         10,017          7,104
         General and administrative                        3,517          2,515          6,569          5,382
         Goodwill amortization                             1,132            121          1,301            217
                                                        --------       --------       --------       --------
                  Total operating expenses                25,995         15,603         47,575         32,901
                                                        --------       --------       --------       --------

     Income from operations                                2,609          6,091          5,828         11,983

         Interest income                                   1,382            679          2,319          1,327
         Interest expense                                   (100)            (7)          (101)           (24)
         Other income (expense), net                        (183)          (323)          (377)          (251)
                                                        --------       --------       --------       --------

     Income before income taxes                            3,708          6,440          7,669         13,035

     Provision for income taxes                            1,345          2,146          2,710          4,455
                                                        --------       --------       --------       --------

     Net income                                         $  2,363       $  4,294       $  4,959       $  8,580
                                                        ========       ========       ========       ========

     Net income per share, basic                        $   0.11       $   0.21       $   0.23       $   0.43
                                                        --------       --------       --------       --------
     Net income per share, diluted                      $   0.10       $   0.21       $   0.22       $   0.42
                                                        --------       --------       --------       --------

     Shares used to calculate net income per share
          Basic                                           21,671         20,067         21,543         20,036
          Diluted                                         23,276         20,652         22,991         20,529


The accompanying notes are an integral part of the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                           MARCH 31,            MARCH 31,
                                                                             2000                 1999
                                                                           --------             --------
                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
    Net income                                                             $  4,959             $  8,580
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                            2,540                2,234
     Gain/(loss) on sale and disposal of property
       and equipment                                                             15                   23
     Amortization of discount on marketable securities                          100                   94
     Deferred rent                                                              (16)                  18
     Deferred income taxes                                                     (715)                  54
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                   (8,129)              (5,020)
       Prepaid expenses                                                      (3,189)                (609)
       Other assets                                                            (945)                (774)
       Accounts payable                                                       4,388                1,830
       Accrued compensation                                                  (2,709)              (1,922)
       Income taxes payable                                                    (619)                 (56)
       Deferred revenue                                                       2,230                1,322
                                                                           --------             --------
Net cash (used in)/ provided by operating activities                         (2,090)               5,774
                                                                           --------             --------

Cash flows from investing activities:
     Acquisitions of business, net of cash                                  (55,558)                 141
     Acquisitions of property and equipment                                  (4,143)              (2,825)
     Purchase of marketable securities                                      (51,879)             (23,553)
     Sale of marketable securities                                           79,249               22,517
                                                                           --------             --------
Net cash used in  investing activities                                      (32,331)              (3,720)
                                                                           --------             --------

Cash flows from financing activities:
     Proceeds from exercise of stock options
      including related tax benefit                                           5,750                  877
                                                                           --------             --------
Net cash provided by financing activities                                     5,750                  877
                                                                           --------             --------

Effect of exchange rate changes on cash                                        (304)                (273)
                                                                           --------             --------


Net increase in cash and cash equivalents                                   (28,975)               2,658

Cash and cash equivalents, beginning of period                               59,903               28,454
                                                                           --------             --------

Cash and cash equivalents, end of period                                   $ 30,928             $ 31,112
                                                                           ========             ========


The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. (PSDI) and its majority-owned subsidiaries (collectively, the "Company"), as of March 31, 2000 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2000, or for any other future period.

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

B.       INCOME PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding plus dilutive potential common shares. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect.

Basic and diluted earnings per share are calculated as follows:

(in thousands, except per share data)

                                                THREE MONTHS ENDED
BASIC EPS                                      03/31/00     03/31/99
--------------------------------------------------------------------
Net income                                     $ 2,363      $ 4,294
Weighted average common
 Shares outstanding                             21,671       20,067
Basic income per share                         $  0.11      $  0.21

DILUTED EPS
-------------------------------------------------------------------

Net income                                     $ 2,363      $ 4,294
Weighted average common
 shares outstanding                             21,671       20,067
Dilutive potential
 common shares                                   1,605          585
                                               --------------------
Total diluted shares                            23,276       20,652
Diluted income per share                       $  0.10      $  0.21


                                                  SIX MONTHS ENDED
BASIC EPS                                      03/31/00     03/31/99
--------------------------------------------------------------------
Net income                                     $ 4,959      $ 8,580
Weighted average common
 shares outstanding                             21,543       20,036
Basic income per share                         $  0.23      $  0.43

DILUTED EPS
-------------------------------------------------------------------

Net income                                     $ 4,959      $ 8,580
Weighted average common
 shares outstanding                             21,543       20,036
Dilutive potential
 Common shares                                   1,448          493
                                               --------------------
Total diluted shares                            22,991       20,529
Diluted income per share                       $  0.22      $  0.42

C.       ACQUISITIONS

On March 2, 2000, the Company completed the acquisition of INTERMAT, Inc., a leading provider of MRO ("Maintenance, Repair and Operations") content management tools and cataloging services. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock of INTERMAT, Inc. for $55.1 million in cash plus acquisition costs of $1.3 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the remaining balance of $53.1 million was recorded as goodwill and other intangible assets. Goodwill of $46.6 million is being amortized over a period of 5 years on a straight-line basis. Other intangible assets of $6.5 million is being amortized over a period of 3 to 5 years on a straight-line basis. Other intangible assets consist primarily of workforce in place of $1.5 million which is being amortized over 5 years; completed technology of $4.5 million being amortized over 4 years, and the balance of $500 thousand being amortized over 3 years.

The following is certain unaudited financial information for PSDI and INTERMAT, Inc. for the period before the combination was consummated that are included in the current combined net income:

(in thousands)

                       THREE         THREE          SIX            SIX
                       MONTHS        MONTHS         MONTHS         MONTHS
                       ENDED         ENDED          ENDED          ENDED
                       03/31/00      03/31/99       03/31/00       03/31/99
                       --------      --------       --------       --------
REVENUE:

PSDI                   $ 41,621      $ 32,910       $ 79,607       $ 66,827

INTERMAT               $  1,532      $  2,124       $  3,629       $  5,317
                       --------      --------       --------       --------

Combined               $ 43,153      $ 35,034       $ 83,236       $ 72,144
                       --------      --------       --------       --------

NET INCOME:

PSDI                   $  2,363      $  4,294       $  4,959       $  8,580

INTERMAT               $     16      $     (7)      $   (204)      $    758

Amortization of
 goodwill and
 intangible assets     $ (2,653)     $ (2,653)      $ (5,306)      $ (5,306)
                       --------      --------       --------       --------

Combined               $   (274)     $  1,634       $   (551)      $  4,032
                       --------      --------       --------       --------

Basic (loss) income    $  (0.01)     $   0.08       $  (0.03)      $  (0.20)
 per share

Diluted (loss)         $  (0.01)     $   0.08       $  (0.03)      $  (0.20)
 income per share


D.       INTANGIBLE ASSETS

                                            SIX MONTHS ENDED
                                               MARCH 31,
   (in thousands)                        2000           1999
                                         ----           ----
Goodwill ........................      $ 49,049       $  2,711
Other intangible assets .........         8,269           --
                                       --------       --------
                                       $ 57,318       $  2,711
Less accumulated amortization ...        (2,810)        (1,430)
                                       --------       --------
                                       $ 54,508       $  1,281
                                       ========       ========

Amortization expense was $1.3 million and $216 thousand for March 31, 2000 and March 31, 1999, respectively.

E.       SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest and taxes were as follows:

                                        SIX MONTHS ENDED
                                            MARCH 31,
   (in thousands)                       2000        1999
                                       ------      ------
Interest ........................      $    1      $   25
Income taxes ....................       3,124       4,559

Acquisitions of businesses were as follows:

                                          SIX MONTHS ENDED
                                              MARCH 31,
                                        --------------------
   (in thousands)                         2000         1999
                                        -------      -------
Fair value of assets acquired ....      $56,953      $   592
Fair value of liabilities assumed           753          729
Net cash payments ................      $55,100          180

F.                COMPREHENSIVE INCOME

The following table reflects the components of comprehensive income:

 (in thousands)
                                                      THREE MONTHS   THREE MONTHS
                                                         ENDED          ENDED
                                                        MARCH 31,      MARCH 31,
                                                          2000           1999
---------------------------------------------------------------------------------
Net income                                              $ 2,363        $ 4,294
---------------------------------------------------------------------------------

Other comprehensive income, net of tax:
  Unrealized gain/(loss) on
   Securities arising during
   Period                                                    34            (41)
  Foreign currency translation
   Adjustment                                              (198)          (412)
---------------------------------------------------------------------------------

Comprehensive income                                    $ 2,199        $ 3,841
---------------------------------------------------------------------------------

                                                 SIX MONTHS         SIX MONTHS
                                                   ENDED              ENDED
                                                  MARCH 31,          MARCH 31,
                                                    2000                1999
--------------------------------------------------------------------------------
Net income                                        $ 4,959            $ 8,580
--------------------------------------------------------------------------------

Other comprehensive income, net of tax:
  Unrealized gain/(loss) on
   Securities arising during
   Period                                               6                (17)
  Foreign currency translation
   Adjustment                                        (363)              (376)
--------------------------------------------------------------------------------

Comprehensive income                              $ 4,602            $ 8,187
--------------------------------------------------------------------------------

G.       SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

The following is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable industry segments: the development, marketing and support of asset maintenance management software (MAXIMO) and internet e-Commerce software products and network services (MRO.com(TM)). Asset information by reportable segment is not reported, since the Company does not produce such information internally. The Company also manages these segments across geographic reportable segments: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. All segments are managed by the same board of directors and executive officers.

A summary of the Company's operations by segment was as follows:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
(in thousands)                                   2000          1999
                                               --------      --------
Revenues:

  Asset maintenance software and
  services ..............................      $ 32,886      $ 32,594
  Internet e-Commerce software and
  services ..............................         8,735           316
                                               --------      --------
                                               $ 41,621      $ 32,910
                                               ========      ========
Income from operations:
  Asset maintenance software and

  services ..............................      $  5,845      $  7,716
  Internet e-Commerce software and
  services ..............................        (3,236)       (1,625)
                                               --------      --------
                                               $  2,609      $  6,091
                                               --------      --------


                                                  SIX MONTHS ENDED
                                                      MARCH 31,

(in thousands)                                   2000          1999
                                               --------      --------
Revenues:

  Asset maintenance software and
  services ..............................      $ 67,776      $ 63,601
  Internet e-Commerce software and
  services ..............................        11,831         3,226
                                               --------      --------
                                               $ 79,607      $ 66,827
                                               ========      ========
Income from operations:
  Asset maintenance software and
  Services ..............................      $ 13,217      $ 12,954
  Internet e-Commerce software and
  services ..............................        (7,389)         (971)
                                               --------      --------
                                               $  5,828      $ 11,983
                                               --------      --------

A summary of the Company's operations by geographical area was as follows:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,

(in thousands)                                   2000          1999
                                               --------      --------
Revenues:

  United States .........................      $ 27,169      $ 16,641
  Other Americas ........................         2,587         2,160
  Intercompany revenues .................            81         3,943
                                               --------      --------
                                               $ 29,837      $ 22,744

  Europe/Middle East and Africa .........      $ 10,396      $ 11,619
  Asia/Pacific ..........................         1,469         2,490
  Consolidating eliminations ............           (81)       (3,943)
                                               --------      --------
                                               $ 41,621      $ 32,910
                                               --------      --------


                                                  SIX MONTHS ENDED
                                                      MARCH 31,

(in thousands)                                   2000          1999
                                               --------      --------
Revenues:

  United States .........................      $ 48,188      $ 33,874
  Other Americas ........................         5,361         4,612
  Intercompany revenues .................         2,102         8,558
                                               --------      --------
                                               $ 55,651      $ 47,044

  Europe/Middle East and Africa .........      $ 21,676      $ 22,872
  Asia/Pacific ..........................         4,382         5,469
  Consolidating eliminations ............        (2,102)       (8,558)
                                               --------      --------
                                               $ 79,607      $ 66,827
                                               --------      --------

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues. Income (loss) from operations excludes interest income, interest expense, provision for income taxes and transaction gains and losses.

H.       ACCOUNTING STANDARDS

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101. Any changes in accounting and disclosures related to SAB 101 must be reported no later than the first quarter of the fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is in the process of evaluating the impact of this interpretation on its future financial statements.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information this, Quarterly Report contains forward-looking statements identified by footnotes in the text. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Performance". Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K filed by the Company on December 29, 1999.

OVERVIEW

The Company develops, markets and supports business-to-business MRO ("Maintenance, Repair, and Operations") e-commerce systems and enterprise asset maintenance software. Through its subsidiary MRO.com, Inc., the Company complements its MAXIMO work and materials management software with an Internet-based business-to-business marketplace for MRO buyers and suppliers, a suite of online procurement software products that improve purchasing efficiency, and Internet-based content management tools and cataloging services.

Businesses, government agencies, and other organizations use the Company's products across their enterprise to assist in the management of their high-value capital assets, such as plants, facilities, and production equipment, to cut inventories and supply chain costs, control maintenance expenses, reduce downtime, and more effectively deploy productive assets, personnel and other resources. The Company's revenues are derived primarily from two sources: (i) software licenses and (ii) fees for services, including support contracts, training and consulting services and commerce fees for on-line charges to engage in electronic commerce for Maintenance, Repair and Operations.

ACQUISITIONS

On March 2, 2000, the Company completed the acquisition of INTERMAT, Inc., a leading provider of MRO content management tools and cataloging services. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock of INTERMAT, Inc. for $55.1 million in cash plus acquisition costs of $1.3 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the remaining balance of $53.1 million was recorded as goodwill and other intangible assets. Goodwill of $46.6 million is being amortized over a period of 5 years on a straight-line basis. Other intangible assets of $6.5 million is being amortized over a period of 3 to 5 years on a straight-line basis. Other intangible assets consist primarily of workforce in place of $1.5 million which is being amortized over 5 years, completed technology of $4.5 million being amortized over 4 years, and the balance of $500 thousand being amortized over 3 years.

RESULTS OF OPERATIONS

REVENUES

                                       Three                      Three         Six                      Six
                                       Months                     Months       Months                   Months
                                       Ended        Change        Ended        Ended       Change       Ended
(in thousands)                        3/31/00          %         3/31/99      3/31/00         %        3/31/99
--------------------------------------------------------------------------------------------------------------

Software licenses                     $18,644         38%        $13,470      $34,381        23%       $27,876
Percentage of total revenues            45%                        41%          43%                      42%

Support and services                  $22,977         18%        $19,440      $45,226        16%       $38,951
Percentage of total of revenues         55%                        59%          57%                      58%

Total revenues                        $41,621         26%        $32,910      $79,607        19%       $66,827


MAXIMO client/server revenues for the current quarter increased by 2% to $32.4 million compared to $31.9 million for the same period in the prior year. Year to date MAXIMO client/server revenues increased by 8% to $66.8 million compared to $61.9 million for the same period in the prior year.

MRO.COM, Inc. revenues for the current quarter increased by 2,600% to $8.7 million compared to $316 thousand for the same period in the prior year. Year to date MRO.COM, Inc. revenues increased by 2,700% to $11.8 million compared to $3.2 million for the same period in the prior year. During the quarter, the Company concluded a significant license agreement for MRO supplier content management tools for approximately $4.4 million with a digital marketplace provider.

Revenues from sales outside the United States decreased by 11% to $14.5 million or 35% of total revenues for the current quarter compared to $16.2 million or 49% of total revenues for the same period in the prior year. Year to date revenues from sales outside the United States decreased by 5% to $31.4 million or 40% of total revenues compared to $32.9 million or 49% of total revenues for the same period in the prior year. The decrease period over period occurred in the European and Asia Pacific regions and is due to seemingly stagnant asset maintenance market conditions in these regions.

Total software licenses increased for the current quarter compared to the same period in the prior year, as well as, year to date compared to the same period in the prior year.

MAXIMO client/server software license revenue for the current quarter decreased by 16% to $11 million compared to $13.2 million for same period in the prior year. Year to date MAXIMO client/server software license revenues decreased by 2% to $24.0 million compared to $24.6 million for the same period in the prior year. The decreases are attributable to the seemingly stagnant asset maintenance market conditions in Europe and Asia Pacific.

MRO.COM(TM) software license revenue for the current quarter increased to $7.6 million compared to $83 thousand for the same period in the prior year. Year to date MRO.COM(TM) software license revenue increased to $10.2 million compared to $2.7 million for the corresponding period in 1999. The increases are attributable to a significant license agreement for MRO supplier content management tools for approximately $4.4 million with a digital marketplace provider during the current quarter and an increase in the number of licenses sold.

Support and services revenues increased for the current quarter compared to the same period in the prior year, as well as, year to date compared to the same period in the prior year. Consulting services grew by 14% over the same period in the prior year's quarter and by 13% year to date and continues to be a large percentage of total revenues due to additional service demands in connection with large scale implementations of the Company's MAXIMO product. MRO.COM(TM) services were not a significant portion of revenues and represented only 7% and 1% of service revenues for the current quarter compared to the same period in the prior year. Year to date MRO.COM(TM) services were also not a significant portion of revenues and represented only 4% and 1% of services revenues for the current year compared to the same period in the prior year.

Support services grew to 23% over the same period in the prior year's quarter as a percentage of revenues and 21% year to date. The increase in the percentage of support revenues is related to the sequential increases in software license revenues and the high renewal rate for MAXIMO maintenance contracts.

COST OF REVENUES

                                         Three                    Three         Six                      Six
                                         Months                   Months       Months                   Months
                                         Ended       Change       Ended        Ended       Change       Ended
(in thousands)                          3/31/00         %        3/31/99      3/31/00         %        3/31/99
--------------------------------------------------------------------------------------------------------------
Software licenses                       $  845        (44%)      $ 1,516      $ 1,504      (43%)       $ 2,660
Percentage of software licenses            5%                      11%           4%                      10%

Support and services                    $12,172        25%       $ 9,700      $24,700       28%        $19,283
Percentage of support and services        53%                      50%          55%                      50%

Total cost of revenues                  $13,017        16%       $11,216      $26,204       19%        $21,943
Percentage of total revenues              31%                      34%          33%                      33%

Cost of software licenses revenues consists of software purchased for resale, royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The decrease in the cost of software licenses revenues was due primarily to a decrease in the amount of software purchased for resale and production materials and no amortization of capitalized software in the current year to date. The decrease as a percentage of software licenses period over period was due to the decrease in royalties paid to third-party vendors as a result of a decrease in the amount of third-party software sold.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services for the three months ended March 31, 2000 over the prior year's period was attributable to the hiring of employees for the Company's support and services organization. The increase in the cost of support and services for the six months ended March 31, 2000 over the prior year's period was attributable to the hiring of employees for the Company's support and services organization and the use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third-party consultants in order to meet demand for its services and backlog. The increase as a percentage of revenues for the three months ended March 31, 2000 over the prior year's period is attributable to expenses incurred to hire and train new personnel. The increase as a years percentage of revenues for the six months ended March 31, 2000 over the prior year's period is attributable to low utilization of services personnel during the first quarter of the fiscal year related to year 2000 factors, a European services meeting held in the first quarter of fiscal

2000 and expenses related to the costs incurred to grow the MRO.com, Inc. consulting services organization.

OPERATING EXPENSES

                                   Three                    Three         Six                      Six
                                   Months                   Months       Months                   Months
                                   Ended       Change       Ended        Ended       Change       Ended
(in thousands)                    3/31/00         %        3/31/99      3/31/00         %        3/31/99
--------------------------------------------------------------------------------------------------------
Sales and marketing               $15,824        69%       $ 9,339      $29,688        47%       $20,198
Percentage of total revenues        38%                       28%         37%                       30%

Product development               $ 5,522        52%       $ 3,628      $10,017        41%       $ 7,104
Percentage of total revenues        13%                       11%         13%                       11%

General and administrative        $ 3,517        40%       $ 2,515      $ 6,569        22%       $ 5,382
Percentage of total revenues         8%                        8%          8%                        8%

Goodwill amortization             $ 1,132       836%       $   121      $ 1,301       500%       $   217
Percentage of total revenues         3%                        --          2%                        --

The increase in sales and marketing expenses was due to increases in sales, sales support and marketing personnel for the MRO.com, Inc. organization, sales commissions, marketing research and telemarketing expenses and higher travel costs. The Company has been and will continue to make significant investments in the MRO.COM(TM) sales and marking organzations. (1)

The increase in product development expenses was primarily due to the hiring of additional employees to further enhance and develop MRO.COM(TM) products. There were no internally developed software costs capitalized in fiscal year 1999 or fiscal 2000.

The Company intends to continue to make investments in electronic commerce products for MRO supply chain management. (1) The Company will also continue to invest in client/server MAXIMO and Java applications. (1)

The increase in general and administrative expenses was primarily due to the hiring of additional personnel and related benefits, as well as, other expenses to support the global expansion of the Company. The current quarter also included a provision for bad debt. The days sales outstanding were 103 days for the quarter ended March 31, 2000 compared to 98 days for the quarter ended March 31, 1999.



-----------------------------
(1) Forward looking statement

NON-OPERATING EXPENSES


                               Three                    Three         Six                      Six
                               Months                   Months       Months                  Months
                               Ended       Change       Ended        Ended       Change       Ended
(in thousands)                3/31/00        %         3/31/99      3/31/00        %         3/31/99
----------------------------------------------------------------------------------------------------
Interest income               $1,382        104%       $  679       $2,319        75%        $1,327
Interest (expense)            $ (100)      1,329%      $   (7)      $ (101)       321%       $  (24)
Other income (expense)        $ (183)       (43)%      $ (323)      $ (377)       50%        $ (251)

Interest income is attributable to interest earned on marketable securities and cash equivalents. The Company liquidated a portion of its marketable securities in order to complete the purchase of INTERMAT, Inc. Therefore, the Company may experience a decrease in interest income earned in future periods. (1)

The decrease in other expense for the current quarter compared to the same period in the prior year was primarily attributable to foreign currency translation gains. The increase in other expense year to date compared to the same period in the prior year is due to foreign currency translation losses. To date, the Company has not engaged in currency hedging transactions.

PROVISION FOR INCOME TAXES

The Company's effective tax rates were 36% and 33% for the three months ended March 31, 2000 and 1999, respectively, and 35% and 34% for the six months ended March 31, 2000 and 1999, respectively. The increase in the effective tax rate is attributable to lower than expected international sales resulting in a lower foreign sales corporation benefit. The Company anticipates that its fiscal 2000 effective tax rate will not exceed 36%. (1)



-----------------------------
(1) Forward looking statement

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalents and marketable securities of approximately $41.8 million and working capital of $54.7 million. The days sales outstanding were 103 days for the quarter ended March 31, 2000 compared to 98 days for the quarter ended March 31, 1999. Cash used in operations for the six months ended March 31, 2000 was $2.1 million, primarily attributable to an increase in receivables and prepaid expenses and payment of employee bonuses offset by income generated for the year, increases in deferred revenues and increases in accounts payable.

Cash used in investing activities totaled $32.3 million, primarily for the sales of marketable securities offset by purchases of marketable securities. The Company liquidated a portion of its marketable securities in order to complete the purchase of INTERMAT, Inc. Therefore, the Company may experience a decrease in interest income earned in the future periods.(1)

Cash provided by financing activities was $5.8 million, resulting from proceeds received from exercises of employee stock options.

As of March 31, 2000, the Company's principal commitment consisted primarily of an office lease for its headquarters. Under the terms of the lease agreement, upon termination of the lease, the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through September 2006.

The Company may use a portion of its cash to acquire additional businesses, products and technologies complementary to its business. (1) The Company also plans to make investments over the next year in its new MRO.COM(TM) web-based products and to develop content and add suppliers to www.mro.com, MRO.com, Inc.'s e-Commerce hub.

The Company believes that its current cash balances and marketable securities combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least March 31, 2001 (1)



-----------------------------
(1) Forward looking statement

FACTORS AFFECTING FUTURE PERFORMANCE

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

DEPENDENCE ON MAXIMO

The Company's revenues are primarily attributable to the licensing of its MAXIMO client/server product, introduced in 1991, and to related services and support. Revenues from licenses of MAXIMO and related services and support accounted for approximately 94% of the Company's total revenues in 1999. The Company's financial performance in 2000 depends largely on continued market acceptance of MAXIMO. The Company believes that continued market acceptance of MAXIMO will largely depend on its ability to enhance and broaden the capabilities of MAXIMO by among other things, developing additional application modules for MAXIMO and by developing and incorporating into the MAXIMO product technologies that are emerging in connection with the Internet. Any factor adversely affecting sales of MAXIMO, such as delays in development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition or negative evaluations of MAXIMO, would have a material adverse effect on the Company's business and financial results.

NEW PRODUCTS; NEW MARKETS

In the second quarter of fiscal 1999, the Company formed a new wholly-owned subsidiary, MRO.com, Inc. MRO.com, Inc. links an on-line community of MRO.COM(TM) suppliers and buyers to a group of Internet-based procurement products. There can be no assurance that the Company's MRO.COM(TM) products will be sold successfully in the business-to-business electronic commerce market or that the Company's MRO.COM(TM) products will achieve market acceptance. There is also no assurance that the Company can create a large enough community of sellers and buyers.

The Company's future success in the electronic commerce market may depend on its ability to accurately determine the functionality and features required by its customers, as well as the ability to enhance its MRO.COM(TM) products and deliver them in a timely manner.

The Internet procurement market is a nascent market that may undergo rapid technological change. The Company cannot predict the present and future size of the potential market for its MRO.COM(TM) products and services. The Company may incur substantial costs to enhance and modify its MRO.COM(TM) products and services in order to meet the demands of this growing and changing market. The Company's MRO.COM(TM) product segment is not yet profitable and may not be profitable for sometime, if ever.

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

INTERNATIONAL OPERATIONS

A significant portion of the Company's total revenues are derived from operations outside the United States. The Company derived 46.4%, 45.7%, and 43.8% of its total revenue from sales outside the United States in fiscal years 1999, 1998, and 1997, respectively. The Company continues to invest in international infrastructure, global product functionality and translated versions of financial and other software products. In the event international expansion and/or product globalization efforts are not successful, the Company's business operating results and financial condition may be adversely affected. This international business is subject to various risks common to international activities, including exposure to currency fluctuations, greater difficulty in collecting accounts receivable, political and economic instability, the greater difficulty of administering business abroad and the need to comply with a wide variety of foreign import and United States export laws and regulatory requirements.

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

The Company has entered into nonexclusive license agreements with, among others, Broadvision Incorporated, Centura Software Corporation, Scribe Technologies, Incorporated, Cognos Corporation, Netronic Software GmbH, Intelligent Labeling Technologies, Incorporated, Verity Software, and webMethods, Inc. pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses, or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

The MRO.com, Inc's business operations are dependent on third party data centers, which could be destroyed or damaged. MRO.com, Inc's operations are dependent upon the ability to protect computer equipment and the information stored in these third party data centers against damage that may be caused by natural disasters, fire, power loss, telecommunication or Internet failures, unauthorized intrusions, computer viruses and other similar damaging events. The Company cannot assure that any of these damaging events would not result in a prolonged outage of the Company's network services or that the Company would not experience a reduction of revenues, which could have a material adverse effect on our business and financial results.

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

INTERNET

If Internet usage continues to grow rapidly, its infrastructure may not be able to support customer and user demands and its performance and reliability may decline. If outages, delays, or viruses on the Internet occur frequently or increase in frequency, overall Internet usage including usage of the Company's products and services could grow more slowly or decline. The Company is dependent upon improvements being made to the entire Internet as well as to particular customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of the Company's customers to utilize the Company's solution will be hindered, and the Company's business, operating results and financial condition may suffer.

LIMITED INTELLECTUAL PROPERTY PROTECTION

The Company's success is dependent upon proprietary technology. The Company currently has no patents and protects its technology primarily through copyrights, trademarks, trade secrets and employee and third party nondisclosure agreements. The Company's software products are sometimes licensed to customers under "shrink wrap" licenses included as part of the product packaging. Although, in larger sales, the Company's shrink-wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases its shrink-wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink-wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or development by others of similar technology. Although the Company believes that its products and technology do not infringe on any valid claim of any patent or any other proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could potentially have a material adverse result on our operating results and financial condition.

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

POSSIBLE CONTINUED VOLATILITY OF STOCK PRICE

Fiscal 1999 and 2000 was marked by significant fluctuations in the market price of the common stock, par value $.01 per share, of the Company (the "Common Stock"). Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as quarterly variations in the Company's results of operations and market conditions in the industry, may cause the market price of the Common Stock to continue to fluctuate significantly. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of many software and e-commerce companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations also may adversely affect the market price of the common stock.

LITIGATION RISKS

The Company is subject to the normal risks of litigation with respect to its business operation.

ACCOUNTING POLICIES THAT MAY HAVE AN ADVERSE EFFECT

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101. Any changes in accounting and disclosures related to SAB 101 must be reported no later than the first quarter of the fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is in the process of evaluating the impact of this interpretation on its future financial statements.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

At March 31, 2000, the Company held $41.8 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No.376420, and incorporated herein by reference)

         3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, File No. 0-23852 and incorporated herein by reference)

         3.3 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

         3.4 Amendment to Articles of Organization adopted on December 15, 1999 (included as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)

         4. Instruments defining the Rights of Security Holders, Including Indentures

         4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

         4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

         4.3 Rights Agreement dated as of January 27, 1998, between Project Software & Development, Inc. and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

         4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

         4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

         4.6 Stock Purchase Agreement dated as of January 11, 2000, between Project Software & Development, Inc. and Strategic Distribution, Inc. (included as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 15, 2000, File No. 0-23852, and incorporated herein by reference)

         4.7 Amendment No. 1 to Stock Purchase Agreement dated February 29, 2000 (included as Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 15, 2000, File No. 0-23852, and incorporated herein by reference)

         27.      Financial Data Schedule

                  27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed two reports on Form 8-K during the quarter ended March 31, 2000. On February 24, 2000, the Company filed a Form 8-K related to the resignation of Paul D. Birch as executive vice president, finance & administration and chief financial officer of the Company. On March 16, 2000, the Company filed a Form 8-K related to its acquisition of all of the outstanding capital stock of INTERMAT, Inc. from Strategic Distribution, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PROJECT SOFTWARE & DEVELOPMENT, INC.


Date:  May 15, 2000           By: /s/ Carole A. Tyner
       ------------               -------------------
                                  Carole A. Tyner
                                  Authorized Officer
                                  Vice President Finance,
                                  Treasurer and Clerk
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.           DESCRIPTION                                                          PAGE
3.1         Amended and Restated Articles of Organization of the Company
            (included as Exhibit 3.3 to the Company's Registration Statement on
            Form S-1, Registration No. 33-76420, and incorporated herein by reference)
3.2         Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 File No. 0-23852 and incorporated herein by reference)
3.3         Form of Certificate of Designation of Series A Junior Participating
            Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4
            (b) to the Company's Current Report on Form 8-K dated February 2,
            1998, File No. 0-23852, and incorporated herein by reference)
3.4         Amendment to Articles of Organization adopted on December 15, 1999
            (included as Exhibit 3.4 to the Company's Quarterly Report on Form
            10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)
4.1         Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1,
            Registration No. 33-76420, and incorporated herein by reference)
4.2         Article 4B of the Amended and Restated Articles of Organization of
            the Company (included as Exhibit 4.1 to the Company's Registration
            Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
4.3         Rights Agreement dated as of January 27, 1998, between Project
            Software & Development, Inc. and BankBoston, N.A. as Rights Agent
            (included as Exhibit 4 (a) to the Company's Current Report on Form
            8-K dated February 2, 1998, File No.0-23852, and incorporated herein by reference)
4.4         Form of Certificate of Designation of Series A Junior Participating
            Preferred Stock of Project Software & Development, Inc. (included as
            Exhibit 4 (b) to the Company's Current Report on Form 8-K dated
            February 2, 1998, File No. 0-23852, and incorporated herein by reference)
4.5         Form of Rights Certificate (included as Exhibit 4 (c) to the
            Company's Current Report on Form 8-K dated February 2, 1998, File
            No. 0-23852, and incorporated herein by reference)
4.6         Stock Purchase Agreement dated as of January 11,2000, between
            Project Software & Development, Inc. and Strategic Distribution,
            Inc. (included as Exhibit 2.1

            to the Company's Current Report on Form 8-K dated March 15, 2000,
            File No. 0-23852, and incorporated herein by reference)
4.7         Amendment No. 1 to Stock Purchase Agreement dated February 29, 2000
            (included as Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 15, 2000, File No. 0-23852, and incorporated herein by reference)

27.1        Financial Data Schedule