Form 10-Q
period 2000-06-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 2000-08-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

(mark one)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---   SECURITIES AND EXCHANGE ACT OF 1934

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

Yes    X           No
    ---------         ---------

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 21,822,004 shares of common stock, $.01 par value per share, as of July 31, 2000.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX

                                                                          PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets (unaudited) as of
        June 30, 2000 and September 30, 3 1999.                              3

        Consolidated Statements of Operations (unaudited)
        for the three and nine months ended June 30, 2000 and 1999.          4

        Consolidated Statements of Cash Flows (unaudited)
        for the nine months ended June 30, 2000 and 1999.                    5

        Notes to Consolidated Financial Statements (unaudited).              6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          28

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                29

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   29

SIGNATURE                                                                   32

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                     ASSETS
                                                  JUNE 30,         SEPTEMBER 30,
                                                   2000                1999
                                                  --------         -------------
  (IN THOUSANDS)
Current assets:
  Cash and cash equivalents                      $ 31,187            $ 59,903
  Marketable securities                             9,925              30,920
  Accounts receivable, trade, less allowance
   for doubtful accounts of $3,288 at
   June 30, 2000 and $2,867 at
   September 30, 1999, respectively                45,759              38,736
  Prepaid expenses and other assets                 8,549               5,090
  Deferred income taxes                             2,436               2,017
                                                 --------            --------
    Total current assets                           97,856             136,666
                                                 --------            --------

Marketable securities                               1,562               7,413
Property and equipment, net                        13,448              12,055
Intangible assets, net                             54,023               1,509
Other assets                                        2,273                 406
Deferred income taxes                               2,237                 984
                                                 --------            --------
    Total assets                                 $171,399            $159,033
                                                 ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses           $ 10,966            $ 12,172
 Accrued compensation                               5,901               8,429
 Income taxes payable                               3,657               4,227
 Deferred revenue                                  20,572              16,580
 Deferred income taxes                                903                 187
                                                 --------            --------
   Total current liabilities                       41,999              41,595
                                                 --------            --------

Deferred rent                                         121                 146
Deferred revenue                                      212                  92

Commitments and contingencies

Equity in minority interest                            --                  44

Stockholders' equity
Preferred stock, $.01 par value; 1,000
 authorized, none issued and outstanding
Common stock, $.01 par value; 50,000
 authorized; 21,822 and 21,302 issued at
 June 30, 2000 and September 30, 1999,
 respectively                                          218                213
Additional paid-in capital                          73,448             67,418
Retained earnings                                   54,883             50,210
Accumulated other comprehensive income                 518               (685)
                                                  --------           --------
    Total stockholders' equity                     129,067            117,156
                                                  --------           --------

    Total liabilities and stockholders' equity    $171,399           $159,033
                                                  ========           ========


         The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                       ----------------------    -----------------------
                                                         2000         1999         2000          1999
                                                       ---------    ---------    ---------    ----------

(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software                                             $  21,238    $  15,605    $  55,619    $  43,481
  Support and services                                    24,055       20,820       69,281       59,771
                                                       ---------    ---------    ---------    ---------
     Total revenues                                       45,293       36,425      124,900      103,252
                                                       ---------    ---------    ---------    ---------

Cost of revenues:
  Software                                                 2,680        1,034        4,184        3,694
  Support and services                                    13,142       10,661       37,842       29,944
                                                       ---------    ---------    ---------    ---------
    Total cost of revenues                                15,822       11,695       42,026       33,638
                                                       ---------    ---------    ---------    ---------

Gross margin                                              29,471       24,730       82,874       69,614

Operating expenses:
  Sales and marketing                                     17,261       11,725       46,949       31,924
  Product development                                      5,630        3,700       15,647       10,804
  General and administrative                               4,060        2,866       10,629        8,248
  Goodwill amortization and other intangibles              3,125           99        4,426          315
                                                       ---------    ---------    ---------    ---------
    Total operating expenses                              30,076       18,390       77,651       51,291
                                                       ---------    ---------    ---------    ---------

(Loss)income from operations                                (605)       6,340        5,223       18,323

  Interest income                                            384          685        2,703        2,012
  Interest expense                                           (10)          (1)        (111)         (25)
  Other income (expense), net                               (232)        (277)        (609)        (528)
                                                       ---------    ---------    ---------    ---------

(Loss)income before income taxes                            (463)       6,747        7,206       19,782

(Benefit)/provision for income taxes                        (177)       2,269        2,533        6,724
                                                       ---------    ---------    ---------    ---------

Net (loss)/ income                                     $    (286)   $   4,478          $ $       13,058
                                                       =========    =========    =========    =========

Net (loss)/ income per share, basic                    $   (0.01)   $    0.22    $    0.22    $    0.64
                                                       ---------    ---------    ---------    ---------
Net (loss)/ income per share, diluted                  $   (0.01)   $    0.21    $    0.20    $    0.63
                                                       ---------    ---------    ---------    ---------

Shares used to calculate net (loss)/income per share
  Basic                                                   21,811       20,546       21,632       20,206
  Diluted                                                 21,811       21,033       22,898       20,697




   The accompanying notes are an integral part of the consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                     NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                          JUNE 30,              JUNE 30,
                                                                            2000                  1999
                                                                     -----------------    -----------------
                                                                                  (IN THOUSANDS)

Cash flows from operating activities:
  Net income                                                              $  4,673              $ 13,058
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                              5,874                 3,308
  Gain on sale and disposal of property
    and equipment                                                               50                    22
  Amortization of discount on marketable securities                            108                   142
  Deferred rent                                                                (25)                   12
  Deferred income taxes                                                     (1,898)                   55
  Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                     (7,486)               (8,003)
    Prepaid expenses                                                        (3,221)               (1,902)
    Other assets                                                            (1,119)               (1,074)
    Accounts payable and accrued expenses                                      883                 2,666
    Accrued compensation                                                    (2,830)                 (821)
    Income taxes payable                                                      (453)                   37
    Deferred revenue                                                         4,309                 4,350
                                                                          --------              --------
Net cash (used in)/ provided by operating activities                        (1,135)               11,850
                                                                          --------              --------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                         (55,558)                  141
  Acquisitions of property and equipment and other
   capital expenditures                                                     (6,798)               (3,641)
  Purchase of marketable securities                                        (51,929)              (33,934)
  Sale of marketable securities                                             81,000                32,827
                                                                          --------              --------
Net cash used in investing activities                                      (33,285)               (4,607)
                                                                          --------              --------

Cash flows from financing activities:
  Proceeds from issuance of common stock,
    net of issuance costs                                                       --                13,554
  Proceeds from exercise of stock options                                    6,035                 1,195
                                                                          --------              --------
Net cash provided by financing activities                                    6,035                14,749
                                                                          --------              --------

Effect of exchange rate changes on cash                                       (331)                 (376)
                                                                          --------              --------


Net (decrease)/ increase in cash and cash equivalents                      (28,716)               21,616

Cash and cash equivalents, beginning of period                              59,903                28,454
                                                                          --------              --------

Cash and cash equivalents, end of period                                  $ 31,187              $ 50,070
                                                                          ========              ========


        The accompanying notes are an integral part of the consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. ("PSDI") and its majority-owned subsidiaries (collectively, the "Company"), as of June 30, 2000 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2000, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 1999.

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

B. INCOME/(LOSS) PER SHARE

Basic income/(loss) per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed by dividing income or loss available to common shareholders by the weighted average common shares outstanding plus dilutive potential common shares. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect.

Basic and diluted income/(loss) per share are calculated as follows:

(in thousands, except per share data)

                                                    THREE MONTHS ENDED
BASIC EPS                                   06/30/00                   06/30/99
-------------------------------------------------------------------------------
Net(loss)/income                            $   (286)                  $  4,478
Weighted average common
 Shares outstanding                           21,811                     20,546
Basic (loss)/income per share               $  (0.01)                  $   0.22

DILUTED EPS
-------------------------------------------------------------------------------
Net(loss)/income                            $   (286)                  $  4,478
Weighted average common
 Shares outstanding                           21,811                     20,546
Dilutive potential
 Common shares (1)                                --                        487
                                            --------                   --------
Total diluted shares                          21,811                     21,033
Diluted (loss)/income per share             $  (0.01)                  $   0.21



(1)  Common stock equivalents are not included because they are anti-dilutive.


                                                     NINE MONTHS ENDED
BASIC EPS                                   06/30/00                   06/30/99
-------------------------------------------------------------------------------

Net income                                  $  4,673                   $ 13,058
Weighted average common
 Shares outstanding                           21,632                     20,206
Basic income per share                      $   0.22                   $   0.64

DILUTED EPS
--------------------------------------------------------------------------------

Net income                                  $  4,673                   $ 13,058
Weighted average common
 Shares outstanding                           21,632                     20,206
Dilutive potential
 Common shares                                 1,266                        491
                                            --------                   --------
Total diluted shares                          22,898                     20,697
Diluted income per share                    $   0.20                   $   0.63


C. ACQUISITIONS

On March 2, 2000, the Company completed the acquisition of INTERMAT, Inc., a leading provider of MRO ("Maintenance, Repair and Operations") content management tools and cataloging services. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock of INTERMAT, Inc. for $55.1 million in cash plus acquisition costs of $1.3 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition, while the remaining balance of $54.2 million was recorded as goodwill and other intangible assets. Goodwill of $47.7 million is being amortized over a period of 5 years on a straight-line basis. Other intangible assets of $6.5 million are being amortized over a period of 3 to 5 years on a straight-line basis.

The following reflects unaudited proforma combined results of PSDI and Intermat, Inc. as if the acquisition had taken place at the beginning of fiscal year 2000 and fiscal year 1999:

(in thousands)

                                      NINE                         NINE
                                      MONTHS                       MONTHS
                                      06/30/00                     06/30/99
                                      (UNAUDITED)                  (UNAUDITED)
                                      -----------                  -----------
REVENUE:

PSDI                                  $124,900                     $103,252

INTERMAT                              $  3,629                     $  7,409
                                      --------                     --------

Combined                              $128,529                     $110,661
                                      --------                     --------

NET INCOME:

PSDI                                  $  4,673                     $ 13,058

INTERMAT                              $   (204)                    $    661

Amortization
of Goodwill and other intangible
 assets                               $ (8,139)                    $ (8,139)
                                      --------                     --------

Combined                              $ (3,670)                    $  5,580
                                      --------                     --------

Basic (loss)/ income per share
                                      $ (0.17)                     $  0.28

Diluted (loss)/
income per share                      $ (0.16)                     $  0.27


On June 29, 2000, the Company completed the acquisition of the MAXIMO(TM) reseller business unit of MIPS Information, Productivity and Systems, Limited in Brazil. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets and assumed liabilities for the purchase price of $1.3 million plus acquisition expenses of

$100 thousand. The goodwill of $1.4 million is being amortized on a straight-line basis over a period of five years.


D. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                          JUNE 30,    SEPT. 30,
   (in thousands)                                           2000        1999
                                                          --------    ---------

Goodwill  . . . . . . . . . . . .                         $51,645     $  2,687
Other intangible assets . . . . .                           8,304          511
                                                          -------     --------
                                                          $59,949     $  3,198
Less accumulated amortization . .                          (5,926)      (1,689)
                                                          -------     --------
                                                          $54,023     $  1,509
                                                          =======     ========

Amortization expense was $4.4 million and $315 thousand for the nine months ended June 30, 2000 and 1999, respectively.

E. COMPREHENSIVE INCOME

The following table reflects the components of comprehensive income:

 (in thousands)
                                     THREE MONTHS ENDED       THREE MONTHS ENDED
                                        JUNE 30, 2000           JUNE 30, 1999
                                        -------------           -------------
Net(loss)/income                           $ (286)                  $4,478
                                           ------                   ------
Other comprehensive income,
  net of tax:
  Unrealized gain/(loss) on
   Securities arising during
   Period                                   1,516                      (88)
  Foreign currency translation
   Adjustment                                  44                      (28)
                                           ------                   ------
Comprehensive income                       $1,274                   $4,362
                                           ------                   ------

                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                       JUNE 30, 2000             JUNE 30, 1999

Net income                                 $4,673                   $13,058
                                           ------                   -------
Other comprehensive income,
  net of tax:
  Unrealized gain/(loss) on
   Securities arising during
   Period                                   1,522                      (105)
  Foreign currency translation
   Adjustment                                (319)                     (404)
                                           ------                   -------
Comprehensive income                       $5,876                   $12,549
                                           ------                   -------

F. SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

The Company has identified two reportable industry segments: the development, marketing and support of asset maintenance management software (MAXIMO) and the development, marketing and support of e-commerce software products and the related network services (MRO.COM(TM)). Asset information by reportable segment is not reported, since the Company does not produce such information internally. The Company also manages these segments across geographic reportable segments:
United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. All segments are managed by the same board of directors and executive officers.

A summary of the Company's operations by segment was as follows:


                                                      THREE MONTHS ENDED
                                                           JUNE 30,

(in thousands)                                      2000               1999
                                                    ----               ----
Revenues:

  Asset maintenance software and
  services. . . . . . . . . . . . . . . .         $ 35,728           $ 35,379
  Internet e-commerce software and
  services. . . . . . . . . . . . . . . .            9,565              1,046
                                                  --------           --------
                                                  $ 45,293           $ 36,425

 (Loss)/income from operations:
  Asset maintenance software and
  Services. . . . . . . . . . . . . . . .         $  9,803           $  8,591
  Internet e-commerce software and
  Services. . . . . . . . . . . . . . . .          (10,408)            (2,251)
                                                  --------           --------
                                                  $   (605)          $  6,340
                                                  --------           --------

                                                         NINE MONTHS ENDED
                                                              JUNE 30,

(in thousands)                                       2000                1999
                                                     ----                ----
Revenues:

  Asset maintenance software and
  Services. . . . . . . . . . . . . . . .           $103,503          $ 98,980
  Internet e-commerce software and
  Services. . . . . . . . . . . . . . . .             21,397             4,272
                                                    --------          --------
                                                    $124,900          $103,252

Income from operations:
  Asset maintenance software and
  Services. . . . . . . . . . . . . . . .           $ 23,020          $ 21,545
  Internet e-commerce software and
  Services. . . . . . . . . . . . . . . .            (17,797)           (3,222)
                                                    --------          --------
                                                    $  5,223          $ 18,323
                                                    ---------         --------

A summary of the Company's operations by geographical area was as follows:

                                                         THREE MONTHS ENDED
                                                             JUNE 30,

(in thousands)                                       2000               1999
                                                     ----               ----
Revenues:

  United States . . . . . . . . . . . .             $ 28,134          $ 19,976
  Other Americas . . . . . . . . . . . .               3,989             2,459
  Intercompany revenues . . . . . . . . .                691             3,300
                                                    --------          --------
                                                    $ 32,814          $ 25,735

  Europe/Middle East and Africa . . . . .           $  9,362          $ 11,078
  Asia/Pacific . . . . . . . . . . . . .               3,808             2,912
  Consolidating eliminations . . . . . .                (691)           (3,300)
                                                    --------          --------
                                                    $ 45,293          $ 36,425
                                                    --------          --------


                                                         NINE MONTHS ENDED
                                                             JUNE 30,

(in thousands)                                        2000               1999
                                                      ----               ----
Revenues:

  United States . . . . . . . . . . . .             $ 76,321          $ 53,850
  Other Americas . . . . . . . . . . . .               9,350             7,070
  Intercompany revenues . . . . . . . . .              2,792            11,859
                                                    --------          --------
                                                    $ 88,463          $ 72,779




  Europe/Middle East and Africa . . . . .           $ 31,038          $ 33,951
  Asia/Pacific . . . . . . . . . . . . .               8,191             8,381
  Consolidating eliminations . . . . . .              (2,792)          (11,859)
                                                    --------          --------
                                                    $124,900          $103,252
                                                    --------          --------

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues. Income (loss) from operations excludes interest income, interest expense, provision for income taxes and transaction/translation gains and losses.

G. ACCOUNTING STANDARDS

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 by the fourth quarter of their fiscal year beginning after December 15, 1999. The Company is in the process of evaluating the impact of this interpretation on its future financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements identified by footnotes in the text. The forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Performance". Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission, including those set forth under the heading "Factors Affecting Future Performance" in the Annual Report on Form 10-K filed by the Company on December 29, 1999.

OVERVIEW

The Company develops, markets and supports business-to-business Maintenance, Repair, and Operations ("MRO") e-commerce systems and enterprise asset maintenance software ("MAXIMO"). Businesses, government agencies, and other organizations use the Company's MAXIMO product across their enterprise to assist in the management of their high-value capital assets, such as plants, facilities, and production equipment, to cut inventories and supply chain costs, control maintenance expenses, reduce downtime, and more effectively deploy productive assets, personnel and other resources. The Company complements its MAXIMO enterprise asset maintenance software with its MRO.COM(TM) brand Internet-based business-to-business marketplace technology. MRO.COM(TM) offers a marketplace for MRO buyers and suppliers and a suite of online procurement software products that improve purchasing efficiency. The Company also offers Internet-based content management tools and cataloging services developed and marketed by it's Intermat, Inc. subsidiary. The Company's revenues are derived primarily from two sources: (i) software licenses and (ii) fees for services, including support contracts, training and consulting services and commerce fees for on-line charges to engage in electronic commerce for Maintenance, Repair and Operations.

ACQUISITIONS

On March 2, 2000, the Company completed the acquisition of INTERMAT, Inc., a leading provider of MRO content management tools and cataloging services. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock of INTERMAT, Inc. for $55.1 million in cash plus acquisition costs of $1.3 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the remaining balance of $54.2 million was recorded as goodwill and other intangible assets. Goodwill of $47.7 million is being amortized over a period of 5 years on a straight-line basis. Other intangible assets of $6.5 million are being amortized over a period of three to five years on a straight-line basis.

On June 29, 2000, the Company completed the acquisition of the MAXIMO(TM) reseller business unit of MIPS Information, Productivity and Systems, Limited in Brazil. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets and assumed liabilities for the purchase price of $1.3 million plus acquisition expenses of $100 thousand. The goodwill of $1.4 million is being amortized on a straight-line basis over a period of five years.

RESULTS OF OPERATIONS

REVENUES

                                           Three                    Three        Nine                      Nine
                                          Months                   Months       Months                    Months
                                           Ended       Change       Ended        Ended       Change        Ended
(in thousands)                            6/30/00        %         6/30/99      6/30/00         %         6/30/99
-----------------------------------------------------------------------------------------------------------------

Software licenses                         $21,238       36%        $15,605      $55,619        28%        $43,481
Percentage of total                         47%                        43%        45%                         42%
revenues
Support and services                      $24,055       16%        $20,820      $69,281        16%        $59,771
Percentage of total of revenues             53%                        57%        55%                         58%

Total revenues                            $45,293       24%        $36,425     $124,900        21%       $103,252


MAXIMO asset maintenance software and services revenues for the current quarter increased by 2% to $35.3 million compared to $34.7 million for the same period in the prior year. Year to date MAXIMO asset maintenance software and services revenues increased by 6% to $102.1 million compared to $96.6 million for the same period in the prior year.

E-commerce software products and services revenues for the current quarter increased by 815% to $9.6 million compared to $1.0 million for the same period in the prior year. Year to date e-commerce software products and services revenues increased by 398% to $21.4 million compared to $4.3 million for the same period in the prior year. During the three months ended June 30, 2000, the Company had one significant license deal for MRO supplier content management tools for approximately $2.8 million. In addition, during the nine months ended June 30, 2000, the

Company also had a significant license agreement for MRO supplier content management tools for approximately $4.4 million.

Revenues from sales outside the United States increased by 5% to $17.2 million or 38% of total revenues for the current quarter compared to $16.4 million or 45% of total revenues for the same period in the prior year. Year to date revenues from sales outside the United States decreased by 2% to $48.6 million or 39% of total revenues compared to $49.4 million or 48% of total revenues for the same period in the prior year. The year to date decrease in revenues occurred primarily in the European region due to stagnant market conditions.

Total software licenses increased 36% for the current quarter compared to the same period in the prior year, and increased 28% year to date compared to the same period in the prior year. MAXIMO asset maintenance software license revenue for the current quarter increased by 4% to $15.3 million compared to $14.7 million for same period in the prior year. Year to date MAXIMO asset maintenance software license revenues increased slightly to $39.4 million compared to $39.3 million for the same period in the prior year. E-commerce software license revenue for the current quarter increased 668% to $5.9 million compared to $768 thousand for the same period in the prior year. Year to date E-commerce software license revenue increased 360% to $16.1 million compared to $3.5 million for the corresponding period in 1999. The increases are attributable to two significant license agreements for e-commerce software consisting of a $2.8 million license in the current quarter and one $4.4 million in the previous quarter, as well as, an increase in the number of MRO.COM(TM) licenses sold.

Support and services revenues increased for the current quarter compared to the same period in the prior year, as well as, year to date compared to the same period in the prior year. Consulting services grew by 8% over the same period in the prior year's quarter and by 11% year to date. E-commerce services represented 23% of service revenues compared to 1% of service revenues for the prior year quarter. Year to date e-commerce services revenues represented 11% of services revenues compared to 17% of services revenues for the prior year quarter. The Company is making significant investments in its e-commerce services organization and has reallocated some of its MAXIMO resources to focus on the e-commerce side of its business. Support services grew to 28% over the same period in the prior year's quarter and 24% year to date. The increase is related to the sequential increases in software license revenues and the high renewal rate for MAXIMO maintenance contracts.

COST OF REVENUES

                                              Three                   Three        Nine                     Nine
                                             Months                   Months      Months                   Months
                                              Ended       Change      Ended        Ended       Change       Ended
(in thousands)                               6/30/00        %        6/30/99      6/30/00        %         6/30/99
------------------------------------------------------------------------------------------------------------------

Software licenses                            $ 2,680       159%       $1,034      $4,184        13%        $3,694
Percentage of software licenses                13%                        7%        8%                         8%

Support and services                         $13,142       23%       $10,661      $37,842       26%        $29,944
Percentage of support and services             55%                       51%       55%                         50%

Total cost of revenues                       $15,822       35%       $11,695      $42,026       25%        $33,638
Percentage of total revenues                   35%                       32%       34%                         33%


Cost of software licenses revenues consists of software purchased for resale, royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The increase in the cost of software licenses revenues was due primarily to an increase in royalties paid to third-party vendors and a one-time cost for software purchased for resale.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase in the cost of support and services for the three months ended June 30, 2000 over the prior year's period was attributable to the hiring of employees for the Company's support and services organization. The increase in the cost of support and services for the nine months ended June 30, 2000 over the prior year's period was attributable to the hiring of employees for the Company's support and services organization and the use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third-party consultants in order to meet demand for its services and backlog. The increase as a percentage of revenues for the three months ended June 30, 2000 over the prior year's period is attributable to expenses incurred to hire and train new personnel. The increase as a percentage of revenues for the nine months ended June 30, 2000 over the prior year's period is attributable to low utilization of services personnel during the first quarter of the fiscal year related to year 2000 factors, a European services meeting held in the first quarter of fiscal 2000 and expenses related to the costs incurred to grow the MRO.com, Inc. consulting services organization. The Company is making and will continue to make significant investments in its services organization to build up MRO expertise.(1)

OPERATING EXPENSES

                                           Three                    Three        Nine                      Nine
                                          Months                   Months       Months                    Months
                                           Ended       Change       Ended        Ended       Change        Ended
(in thousands)                            6/30/00        %         6/30/99      6/30/00         %         6/30/99
-----------------------------------------------------------------------------------------------------------------

Sales and marketing                       $17,261       47%        $11,725      $46,949        47%        $31,924
Percentage of total revenues                38%                        32%        38%                         31%

Product development                       $5,630        52%        $ 3,700      $15,647        45%        $10,804
Percentage of total revenues                12%                        10%        13%                         10%

General and administrative                $4,060        42%        $2,866       $10,629        29%         $8,248
Percentage of total revenues                9%                         8%          9%                          8%

Goodwill amortization                     $3,125        306%         $99        $4,426        131%         $315
Percentage of total revenues                7%                       ---          4%                       ----


The increase in sales and marketing expenses was due to increases in sales, sales support and marketing personnel primarily for the MRO.COM (TM) organization, sales commissions, marketing research and telemarketing expenses and higher travel costs. The Company has made and will continue to make significant investments in the MRO.COM(TM) sales and marketing organization.(1)

The increase in product development expenses was primarily due to the hiring of additional employees to further enhance and develop MRO.COM(TM) products and cost of third-party research and development consultants. There were no internally developed software costs capitalized in fiscal year 1999 or fiscal 2000.

The Company intends to continue to make investments in electronic commerce products for MRO supply chain management. (1) The Company will also continue to invest in Java applications for its MAXIMO enterprise asset maintenance product.(1)

The increase in general and administrative expenses was primarily due to the hiring of additional personnel and related benefits, as well as, other expenses to support the global expansion of the Company. The current quarter also included a provision for bad debt to cover Asian receivables. The days sales outstanding were within the Company's targeted range of 90 to 95 days for the quarter ended June 30, 2000.

-----------------------------
(1) Forward looking statement

NON-OPERATING EXPENSES


                                               Three                   Three        Nine                    Nine
                                               Months                  Months      Months                  Months
                                               Ended       Change      Ended       Ended       Change      Ended
(in thousands)                                6/30/00        %        6/30/99     6/30/00        %        6/30/99
-----------------------------------------------------------------------------------------------------------------

Interest income                                 $384       (44)%        $685       $2,703       34%        $2,012
Interest (expense)                              $(10)      900%         $(1)       $ (111)     344%        $  (25)
Other income (expense)                         $(232)      (16)%       $(277)      $ (609)      15%        $ (528)


Interest income is attributable to interest earned on marketable securities and cash equivalents. The Company liquidated a portion of its marketable securities in order to complete the purchase of INTERMAT, Inc. and has thus earned less interest income due to the decrease in investments. The Company may decide to make further investments in marketable securities in the future. (1)

The decrease in other expense for the current quarter compared to the same period in the prior year was primarily attributable to foreign currency translation gains offset by translation losses. The increase in other expense year to date compared to the same period in the prior year is due to foreign currency translation losses. To date, the Company has not engaged in currency hedging transactions.

PROVISION FOR INCOME TAXES

The Company's effective tax rates were 38% and 34% for the three months ended June 30, 2000 and 1999, respectively, and 35% and 34% for the nine months ended June 30, 2000 and 1999, respectively. The increase in the effective tax rate benefit is attributable to current realization of net operating loss carry forwards and the deferred tax benefit provided on research credits and net operating loss carry forwards. The Company anticipates that its fiscal 2000 effective tax rate will not exceed 36%.(1)



-----------------------------
(1) Forward looking statement

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash and cash equivalents and marketable securities of $42.7 million and working capital of $55.9 million. Cash used in operations for the nine months ended June 30, 2000 was $1.1 million, primarily attributable to an increase in receivables and prepaid expenses, and a decrease in accounts payable, offset by income generated for the year, increases in deferred revenues and a decrease in accrued compensation.

Cash used in investing activities for the nine months ended June 30, 2000 totaled $33.3 million, primarily due to the liquidation of a portion of its marketable securities in order to complete the purchase of INTERMAT, Inc. in the quarter ended March 31, 2000.

Cash provided by financing activities for the nine months ending June 30, 2000 was $6.0 million, resulting from proceeds received from exercises of employee stock options.

As of June 30, 2000, the Company's principal commitments consist primarily of office leases for its U.S. and European headquarters. Under the terms of the U.S. lease agreement, upon termination of the lease, the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through September 2006.

The Company may use a portion of its cash to acquire additional businesses, products and technologies complementary to its business. (1) The Company also plans to make investments over the next year in its new MRO.COM(TM) e-commerce products and to develop content and add suppliers to WWW.MRO.COM, its e-commerce hub.

The Company believes that its current cash balances and marketable securities combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least June 30, 2001.(1)





-----------------------------
(1) Forward looking statement

FACTORS AFFECTING FUTURE PERFORMANCE

The nature of forward-looking information is that such information involves significant assumptions, risks and uncertainties. Certain public documents of the Company and oral statements made by authorized officers, directors, employees, agents and representatives of the Company, acting on its behalf, may include forward-looking information which will be influenced by the following and other assumptions, risks and uncertainties. Forward-looking information requires management of the Company to make assumptions, estimates, forecasts and projections regarding the Company's future results as well as the future effectiveness of the Company's strategic plans and future operational decisions. Forward-looking statements made by or on behalf of the Company are subject to the risk that the forecasts, projections, and expectations of management, or assumptions underlying such forecasts, projections and expectations, may become inaccurate. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by or on behalf of the Company. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results and actions to differ materially from any forward-looking statements made by or on behalf of the Company that related to such results and actions.

Other factors, which are not identified herein, including those described in the Company's most recent annual report on Form 10-K under the heading "Factors Affecting Future Performance" could also have such an effect.

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

NEW PRODUCTS; NEW MARKETS

In the second quarter of fiscal 1999, the Company formed a new wholly-owned subsidiary, MRO.com, Inc. The Company's MRO.COM(TM) brand Internet-based business-to-business marketplace technology and business-to-business marketplace offers buyers and suppliers a suite of online procurement software products that improve purchasing efficiency. In the second quarter of fiscal 2000, the Company purchased Intermat, Inc., which offers customers Internet-based content management tools and cataloging services.

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

The Company's MRO supply chain management business using the Internet has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. In addition, the market for electronic procurement solutions is relatively new and underdeveloped. While the Company believes that electronic commerce products and technologies complement the Company's existing products, there can be no assurance that the Company will be able to compete successfully in this market. Many of the Company's enterprise asset management competitors are also entering the MRO e-commerce market. The current potential competitors in the MRO e-commerce market include Clarus, Commerce One, Concur, Connect, Peregrine, IBM, Intellisys, Microsoft, Netscape, Oracle, PeopleSoft, SAP and others.

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

The Company has entered into nonexclusive license agreements with, among others, Brio Technologies, Inc., Broadvision Incorporated, Centura Software Corporation, Cognos Corporation, Netronic Software GmbH, Intelligent Labeling Technologies, Incorporated, Verity Software, and webMethods, Inc. pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses, or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

The MRO.com, Inc.'s business operations are dependent on third party data centers, which could be destroyed or damaged. MRO.com, Inc.'s operations are dependent upon the ability to protect computer equipment and the information stored in these third party data centers against damage that may be caused by natural disasters, fire, power loss, telecommunication or Internet failures, unauthorized intrusions, computer viruses and other similar damaging events. The Company cannot assure that any of these damaging events would not result in a prolonged outage of the Company's network services or that the Company would not experience a reduction of revenues, which could have a material adverse effect on our business and financial results.

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

INTERNET RELATED RISKS

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

At June 30, 2000, the Company held $42.7 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     The Company held a Special Meeting in Lieu of the Annual Meeting of stockholders on April 25, 2000. At the Special Meeting the stockholders of the Company voted to approve the following actions:

     1. To elect Robert L. Daniels and John A. McMullen as Class I Directors of the Company for a term of three years.

                                                      NUMBER OF SHARES/VOTED
                                                  ------------------------------
                                                  FOR         AUTHORITY WITHHELD
                                                  ---         ------------------


                Robert L. Daniels              18,120,537           146,542
                John A. McMullen               18,157,307           109,772

     2.   To approve the Company's Amended and Restated 1999 Equity Incentive
          Plan.

                                                          NUMBER OF SHARES/VOTED
                                                          ----------------------

                  For                                             17,006,265
                  Against                                          1,233,946
                  Abstain                                             26,868

     3. To approve the proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants.

                                                          NUMBER OF SHARES/VOTED
                                                          ----------------------

                  For                                             18,246,947
                  Against                                             15,527
                  Abstain                                              7,605


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1,
     File No. 0.23852, and incorporated herein by reference)

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

          10.1 Fiscal Year 2000 Executive Bonus Plan

          10.2 Amended and Restated 1999 Equity Incentive Plan

          27. Financial Data Schedule

              27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K/A on May 15, 2000 to amend a Form 8-K filed on March 16, 2000, related to its acquisition of all of the outstanding capital stock of INTERMAT, Inc. from Strategic Distribution, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      PROJECT SOFTWARE & DEVELOPMENT, INC.


Date: AUGUST 14, 2000                 By: /s/ Carole A. Tyner
                                          --------------------------------------
                                          Carole A. Tyner
                                          Authorized Officer
                                          Vice President Finance
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.      DESCRIPTION                                                       PAGE
-------  -----------                                                       ----
3.1      Amended and Restated Articles of Organization of the Company
         (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, File No. 0-23852 and incorporated herein by reference)
3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 File No. 0-23852 and incorporated herein by reference)
3.3      Form of Certificate of Designation of Series A Junior
         Participating Preferred Stock of Project Software &
         Development, Inc. (which is attached As Exhibit A to the
         Rights Agreement included as Exhibit 4 (b) to the
         Company's Current Report on Form 8-K dated February 2, 1998,
         File No. 0-23852, and incorporated herein by reference)
3.4      Amendment to Articles of Organization adopted on December 15,
         1999 (included as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)
4.1      Specimen certificate for the Common Stock of the Company
         (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's
         Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
4.3 Rights Agreement dated as of January 27, 1998, between Project Software & Development, Inc. and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the Company's Current Report on
         Form 8-K dated February 2, 1998, File No.0-23852, and incorporated herein by reference)
4.4      Form of Certificate of Designation of Series A Junior
         Participating Preferred Stock of Project Software & Development,
         Inc. (included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
4.5      Form of Rights Certificate (included as Exhibit 4 (c) to the
         Company's Current Report on Form 8-K dated February 2, 1998,
         File No. 0-23852, and incorporated herein by reference)
10.1     Fiscal Year 2000 Executive Bonus Plan
10.2     Amended and Restated 1999 Equity Incentive Plan
27.1     Financial Data Schedule