Form 10-K
period 2000-09-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 2000-12-29
CIK 920354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
(mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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
    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to the Form 10-K   Yes            No
                                 ---------     --------

As of December 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $137,826,709 based on the last sale price of such stock on such date.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 22,074,351 shares of common stock, $.01 par value per share, as of December 15, 2000.

                       DOCUMENT INCORPORATED BY REFERENCE
     Certain portions of the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                EXPLANATORY NOTE

This Annual Report on Form 10-K, as well as documents incorporated herein by reference, may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements: "expects", "anticipates", and "estimates". Forward-looking statements include, but are not limited to, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Actual results may differ materially from those suggested by the forward-looking statements for various reasons, including those discussed under "Factors Affecting Future Performance." These forward-looking statements speak only as of the date of this Annual Report, or in the case of forward-looking statements in documents incorporated by reference, as of the dates of those documents.

Project Software & Development, Inc., incorporated in May 1968, under the laws of the Commonwealth of Massachusetts, is hereinafter sometimes referred to as the "Company", "PSDI", "our" or "we".

MAXIMO(R) is a registered trademark of PSDI. MAXIMO Enterprise(TM), MAXIMO Extended Enterprise(TM), MAXIMO Buyer(TM), Struxure(R), Standard Modifier Dictionary(TM), INTERMAT(R) and SMD(TM) are trademarks of PSDI or its subsidiaries. MRO.COM(TM), mroMarketplace(TM), mroSupplier(TM), mroDistributor(TM), mroManufacturer(TM), and mroConnect(TM) are trademarks and service marks of PSDI or its subsidiaries. MRO Software(TM) is a trademark and an assumed name of PSDI. Microsoft(R) is a registered trademark of Microsoft Corporation and Oracle(R) is a registered trademark of Oracle Corporation. Other company and product names may be trademarks of the respective companies.

(C)2000 Project Software & Development, Inc. All rights reserved.

                                     PART I

ITEM 1. BUSINESS

STRATEGIC REPOSITIONING

On December 11, 2000 the Company's Board of Directors voted to change the Company's name to MRO Software, Inc., and to propose this change at the next annual meeting of the Company's stockholders (the "Annual Meeting"). This change will become legally effective immediately following the Annual Meeting, assuming that the Company's stockholders vote in favor of the change. The Company also intends to change its NASDAQ trading symbol from "PSDI" to "MROI", effective at approximately the same time.

As of September 30, 2000, the Company reported revenues related to two industry segments: the development, marketing and support of asset maintenance management software (MAXIMO) and the development, marketing and support of Internet e-commerce software products and the related network services (MRO.COM). In December 2000, the Company announced the repositioning of its Internet-based business-to-business software products. Commencing in fiscal 2001, the Company will operate in two new reportable industry segments: (1) the development, marketing and support of the "Demand-Side" software products and services, consisting of MAXIMO Enterprise and MAXIMO Extended Enterprise (which includes MAXIMO Buyer, the e-procurement application that was integrated with MAXIMO during fiscal 2000), and (2) the development, marketing and support of the MRO.COM "Supply-Side" software products and services, and the Internet-based content management tools and cataloging services developed and marketed by our INTERMAT, Inc. subsidiary. The MRO.COM Supply-Side products will consist of the mroDistributor, mroManufacturer and mroConnect products.

HISTORY OF INNOVATION

THE MRO SOLUTION

Through our unique combination of domain expertise in maintenance, repair and operations ("MRO") and enterprise asset maintenance management software products, and through our hosted solutions enabling manufacturers and distributors to participate in e-commerce, the Company provides a complete end-to-end industrial supply chain solution.

The flagship product of our Demand-Side solutions is MAXIMO Extended Enterprise. MAXIMO Extended Enterprise combines a robust, proven and market-leading enterprise asset management application product with comprehensive e-commerce capabilities that enable e-procurement of MRO materials, labor and services for both scheduled and unscheduled tasks required on the plant floor of virtually any industrial entity.

Our MRO.COM brand of Supply-Side solutions provide the tools and technology to enable distributors and manufacturers of industrial parts - through one catalog and one connection - to gain exposure to all types of buyers via multiple marketplaces and exchanges.

The strengths of our Demand- and Supply-Side offerings combine to offer a comprehensive solution, which makes the entire supply chain more efficient for all participants.

OVERVIEW

As of September 30, 2000, the Company reported revenues related to two industry segments: the development, marketing and support of asset maintenance management software (MAXIMO) and the development, marketing and support of Internet e-commerce software products and the related network services (MRO.COM).

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for services, including support contracts, training and consulting services, application hosting services and commerce fees charged for electronic commerce transactions, i.e. the purchase or sale of industrial goods and services effected using the Company's software. The Company also offers content normalization services through its INTERMAT, Inc. subsidiary.

MAXIMO, the Company's enterprise asset maintenance management system, was first released in February 1991. MAXIMO enables customers to manage the maintenance, repair and operation of their enterprise-wide capital assets. Businesses, government agencies, and other organizations use MAXIMO across their enterprises to assist in the management of their high-value capital assets, such as plants, facilities and production equipment, to cut MRO inventories and supply chain costs, control maintenance expenses, reduce downtime, and more effectively deploy productive assets, personnel and other resources. Total MAXIMO revenues from products and services were $139,544,000 in fiscal 2000. MAXIMO offers robust functionality, drawing upon the Company's established track record as a provider of large-scale applications critical to the operations of major industrial companies.

 In fiscal 1999, the Company released the MRO.COM family of products. The MRO.COM products enable users of MAXIMO or other enterprise systems to engage in on-line e-procurement of the industrial goods and services that they need to maintain and operate their capital assets, by connecting to the distributors and manufacturers of those products and services through the MRO.COM on-line marketplace or through other e-commerce exchanges. These solutions enable buyers at companies to efficiently manage the complex balance between both planned procurement and spot buy activities. MRO.COM products link an on-line community of MRO suppliers and buyers to a group of Internet-based procurement products that reduce purchasing and inventory costs. By using MAXIMO Buyer, purchasers have access to a community of MRO suppliers aggregated on the MRO.COM marketplace. It is expected that as a result, users will benefit from reduced purchasing and inventory costs. Revenues from MRO.COM products and services increased 378% to $29.1 million in fiscal 2000.

ACQUISITIONS

On September 29, 2000, the Company completed the acquisition of Applied Image Technology, Inc ("AIT"). AIT specializes in web-based illustrated parts cataloging systems and graphical maintenance and repair documentation. The acquisition, recorded under the purchase method of accounting, was for 215,000 shares of the Company's common stock, $4.5 million in cash, and assumed liabilities of $3.1 million.

On August 21, 2000, the Company completed the acquisition of IDFM, Inc., a research and development consulting firm specializing in enterprise asset maintenance software. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets for the purchase price of $2.0 million.

On June 29, 2000, the Company completed the acquisition of its Brazilian MAXIMO reseller, MIPS Information, Productivity and Systems, Limited. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets and assumed liabilities for the purchase price of $1.3 million plus acquisition expenses of $100 thousand.

On March 2, 2000, the Company completed the acquisition of INTERMAT, Inc., a leading provider of MRO content management tools and cataloging services. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock of INTERMAT, Inc. for $55.1 million in cash plus acquisition costs of $1.3 million.

On October 29, 1999, the Company completed the acquisition of Modern Distribution Management, Inc., a leading newsletter publisher covering strategic management issues affecting suppliers and distributors of MRO supplies. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets and assumed liabilities for the purchase price of $1.2 million plus acquisition expenses of $8,000.

PRODUCTS  -  OVERVIEW


MAXIMO AND DEMAND-SIDE PRODUCTS

The MAXIMO software suite of products are used to plan and manage ongoing maintenance and repair operations and to track related labor, parts and costs. Using MAXIMO, customers can prioritize tasks, assign work based on the availability of necessary parts and labor, and analyze equipment failures in order to implement appropriate preventative maintenance measures. MAXIMO permits work orders to be generated and tracked electronically, and also to be linked to related information, such as labor and equipment records, job procedures, parts inventories and purchasing systems. Failure analysis using MAXIMO can assist in identifying root causes of equipment problems and can aid in designing preventive maintenance procedures to reduce future equipment failure rates and downtime. This product includes safety and compliance features so that companies can implement in-depth tracking and reporting processes that adhere to mandated regulatory guidelines. MAXIMO is available in English, Brazilian Portuguese, Dutch, French, German, Latin American Spanish, Simplified Chinese, and Swedish.

The Company offers pre-configured industry specific focused applications for MAXIMO. MAXIMO for Facilities, MAXIMO for Industry and MAXIMO for Transportation are all scalable solutions running on industry accepted databases, such as Microsoft SQL Server and Oracle databases.

MAXIMO FEATURES

MAXIMO is composed of a series of integrated modules, each of which is linked to the others and to a relational database management system. Each module includes one or more applications functions, including the following:

The Equipment Module tracks associated costs, histories, and failures of a serialized piece of equipment as it moves throughout a plant or facility.

Work Orders Module provides the ability to view detailed planning information, enter day to day maintenance requests, schedule work orders based on real-time criticality and compare budgets or estimates against actual and historical work orders.

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

MAXIMO OPTIONS

MAXIMO offers users a variety of integrated options, including, but not limited to, the following:

Integration Gateways - MAXIMO integrates with multiple financial application systems including packaged integration to Oracle, PeopleSoft, and SAP.

Self Service - MAXIMO allows the "Self Service" creation of new work requests and review of existing requests through any Java-enabled Internet browser, and electronic commerce capabilities for the transfer of purchase orders to vendors.

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

MAXIMO EXTENDED ENTERPRISE:

In fiscal 2000, the Company released MAXIMO Extended Enterprise. MAXIMO Extended Enterprise includes maintenance and repair optimized e-procurement features designed to streamline the MRO supply chain and supply chain planning. Customer's who had previously licensed MAXIMO Enterprise could upgrade to MAXIMO Extended Enterprise by purchasing the new e-procurement software, also available separately and marketed as MAXIMO Buyer. This product operates on a variety of commonly used server hardware platforms and network operating systems and also uses leading commercial SQL databases, including Oracle, and Microsoft SQL Server.

MAXIMO Extended Enterprise was generally made available in August 2000, and includes key components of MAXIMO Enterprise and MAXIMO Buyer, including the following:

o Desktop Requisitions: a browser-based interface to supplier catalog content and purchase order transaction management information. This desktop requisition tool provides users with the ability to search for and select parts from online catalogs, create requisitions and purchase orders online and electronically transfer purchase orders to a company's selected suppliers. It also provides the ability to view real-time inventory availability, order status information, invoice and shipping history and contract pricing.

o Integration Gateway: a standards-based, open architecture, Application Program Interface ("API") that provides a connection to leading Enterprise Resource Planning ("ERP") systems such as SAP(TM), Oracle(TM), and PeopleSoft(TM).

o Workflow: a Java-based application that provides requisition routing and approval based on a company's pre-defined business rules. Requisitions requiring approval are automatically routed through the approval chain by e-mail. An advanced graphical interface is used to create custom rules and workflow models.

o Standard Modifier Dictionary: Provides a structured format, which forms the foundation for consolidated materials catalogs. The SMD has over 2,200 noun-modifier pairs along with the physical characteristics and values to identify part items and variations.

o Transaction Server: an industry-standard, XML-based connection to customer-specified distributors, manufacturers, and exchanges that provides live, real-time status on orders and transactions between connected buyer and suppliers.

MAXIMO BUYER:

MAXIMO Buyer was generally made available in June 1999 under the mroBuyer name. MAXIMO Buyer is an Internet-based procurement product designed to link buyers and suppliers in streamlining purchasing efficiencies without the need for a demand engine. MAXIMO Buyer provides a single interface for electronic procurement of MRO supplies, materials, parts and services from participating suppliers. MAXIMO Buyer can link front-line employees to marketplaces of their choice.

MMII:

MMII enhances MAXIMO's work management components by providing visual machine documentation on the plant floor. MMII is a packaged solution that provides maintenance personnel and planners with instant access to strategic technical documentation and spare parts information. MMII overcomes one of the largest barriers to maintenance productivity in large plants today, namely incorrect, misfiled, or out-of-date critical technical documentation. The time spent on searching for technical documentation and part information can be significantly reduced.

MRO.COM AND SUPPLY-SIDE PRODUCTS

MRO.COM products are designed to enable organizations to sell MRO products and services over the Internet quickly and easily. Purchasers can immediately access robust and transactionable product catalog content from their selected suppliers, including product descriptions, pricing and availability. MRO suppliers (manufacturers and distributors) of maintenance and repair products and services can create one catalog, implement a connection to their business systems and have connections to a variety of third party marketplaces and exchanges.

mroSUPPLIER:

mroSupplier is an e-commerce solution for distributors and manufacturers of industrial supplies. The product provides suppliers with the tools to post an electronic catalog and process customer orders either with an on-line application or by integrating with their back-end business systems. The supplier's customers can requisition directly from the supplier's catalog, which is maintained and accessible at the MRO.COM marketplace hub. Suppliers may also create their own e-Commerce websites. Suppliers can produce custom catalogs that may contain special pricing and marketing support information tailored to a specific customer and that are accessible to customers and prospects anywhere in the world on a 24x7x365 basis.

mroMARKETPLACE:

mroMarketplace is a solution that enables e-commerce participants to aggregate and connect manufacturers and/or distributors of MRO goods and services, who are already using mroSupplier, to create a defined and controlled online marketplace. These "private" marketplaces may be branded and positioned to serve particular industry segments as determined by the participants.

mroMarketplace is a secure, global e-commerce network that can handle multiple languages, currencies and tax codes.

STANDARD MODIFIER DICTIONARY:

The Standard Modifier Dictionary ("SMD") format is designed for buyers, product specifiers, and MRO end users to find and purchase the products necessary to keep their businesses and plants operating. Suppliers of MRO goods and services can use the SMD to structure their data into a consistent, transactionable format that allows users to identify the part by attributes and offers more product visibility in cross vendor searches. The SMD has over 2,200 noun-modifier pairs along with the physical characteristics and values to accurately identify each item and its variations.

STRUXURE:

Struxure includes state-of-the art search tools, line item creation and maintenance functions, standard and custom reporting features and network capabilities. It enables the user to search by description or by a series of references such as vendor, plant, commodity code, UN/SPSC code, and status.

MP/NET:

MP/NET supplements MRO.COM products' strength in the procurement of strategic MRO items, such as pipes and valves, with more complex equipment assemblies and associated spare parts. MP/NET provides a visual means of positive parts identification to ensure the right part is ordered. This web-based Java architectured system enables OEMs to visually present their complex technical documentation and critical parts catalogs to customers over the Internet. Integrated with MAXIMO Buyer, plant floor personnel can identify and procure critical spare parts quickly, thereby reducing sourcing and procurement costs while minimizing production downtime.

AUCTION SERVICES

The Company offers Internet based business-to-business auction services, which trading partners are able to participate in business-to-business auctions, both forward and reverse. Bids from vendors can be downloaded via the Internet. The bids can be analyzed and purchase orders can be issued to the winning vendor.

MAXIMO AND MRO.COM PRODUCT ARCHITECTURE

MAXIMO's client/server versions are provided by a direct link to many of today's leading commercial SQL databases, including the Oracle and Microsoft SQL Server database products. MAXIMO accommodates database servers operating under Novell NLM, Windows NT and UNIX operating systems, and supports a variety of network operating systems, including Novell NetWare, Banyan VINES and IBM LAN Server for OS/2, and standard network communications protocols including TCP/IP and IPX/SPX. MAXIMO's use of a standard SQL database and support for a broad range of server platforms, network operating systems and communications protocols provides customers with the flexibility to match their computing resources to their needs, and facilitates the integration of data from other applications such as accounting and human resources.

The MAXIMO "Self Service Requisitions" application delivers MAXIMO functionality in a browser-based, object oriented, component architecture designed to replace, in an evolutionary manner, the existing MAXIMO client/server architecture. This framework is initially being used to develop Java-based self-service applications and wireless applications running on hand held devices.

The MRO.COM products utilize an object oriented, scaleable architecture to support a full web browser-based environment. Communication between buyers and suppliers is real-time, utilizing XML standards. The MRO applications are hosted on multiple servers located at the mroHosting Center.

CUSTOMER SUPPORT AND SERVICES

A high level of customer service and technical support is critical to customer satisfaction because many of the Company's customers implement our products in complex, large-scale applications on which the success of their organizations depend. The Company offers support and consulting services designed to assist customers in meeting these challenges and in successfully implementing business solutions. The Company believes that its approach to service and support has been and will continue to be a significant factor in the market acceptance of its products.

CUSTOMER SUPPORT PROGRAMS. As of September 30, 2000, the Company employed a technical hot-line support staff of 98 employees operating out of the Company's corporate headquarters in Massachusetts and four international technical response centers located in the United Kingdom, Australia, Canada, and Brazil. Support services are provided on a seven-day week, 24-hour day basis.

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

Implementation, Consulting and Training. As of September 30, 2000, the Company employed a consulting and training staff of 330 employees. The Company's network of international distributors also provides services within their geographic territories.

The Company provides consulting services to assist customers in planning and carrying out the implementation of the Company's solutions. In some cases, customers install and implement MAXIMO systems and perform any necessary customization themselves with only limited assistance from the Company. In other cases, particularly where a complex, integrated solution or extensive customization is required, the Company provides comprehensive implementation planning, project management, network communications, system integration and custom modification services. The Company also contracts with third party consultants as needed in order to meet any services backlog.

The Company conducts comprehensive training programs covering Company applications and concepts for its end users. Training is offered at the Company's headquarters in Massachusetts and at regional centers located in California, Georgia, Texas, Virginia, Australia, France, Germany, Sweden, the United Kingdom and the Netherlands. The Company also offers on-site training classes at customer sites upon request.

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

SALES AND MARKETING

The Company markets its products in the United States through a direct sales force of 163 persons operating out of its Massachusetts headquarters and sales offices located in California, Colorado, Florida, Georgia, Illinois, Maryland, Michigan, New Hampshire, New Jersey, New York, Texas, and Virginia. The Company markets its products outside the United States through a sales force of 157 persons from a network of sales offices in Argentina, Australia, Belgium, Brazil, Canada,

China, France, Germany, Hong Kong, Japan, India, Mexico, the Netherlands, Sweden, Thailand and the United Kingdom and through distributors in parts of Africa, Asia, Europe, the Middle East and South America. Approximately 39% of the Company's total revenues in fiscal 2000 were derived from sales outside the United States.

The Company markets its products through advertising campaigns in national trade periodicals, direct mail, seminars and its Web sites (http://www.maximo.com, www.mro.com and www.mrosoftware.com). These efforts are supplemented by listings in relevant trade directories, exhibitions at trade shows and conference appearances. Initial leads are qualified by the tele-marketing operation before being turned over to either the direct sales force or tele-sales.

The sales cycle for MAXIMO products, from the initial sales presentation to the issuance of a purchase order, typically ranges from six to twelve months. The Company believes that customers generally choose MAXIMO based on the features it provides and upon a preference for the product architecture, implementation time, domain expertise and ease of use.

The sales cycle for MRO.COM products, from the initial sales presentation to the issuance of a purchase order, typically ranges from three to nine months. The Company has focused its MRO.COM sales strategy towards capital-intensive industrial companies more than the service type industries, such as banks and financial institutions.

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

The Company has marketing alliances with Oracle, Ariba and PeopleSoft. The Company also offers a solution to SAP through an alliance with IBM Global Services (an affiliate of IBM). The Company develops reseller channels that supplement the direct sales force. The Company has agreements with outsourcing vendors such as Johnson Controls, Inc. and ABB Service Worldwide (an affiliate of Asea Brown Boveri). The Company works closely with major systems integrators such as IBM Global Services, and Innolog, Inc. The Company has OEM arrangements with companies such as Honeywell Incorporated, The Foxboro Company, and Elsag-Bailey.

In fiscal 2000, the Company joined the Ariba, Inc., Partner Marketing Program as a platinum member. This program unites Ariba business-to-business e-commerce solutions, brand awareness and marketing power with industry leaders, Internet innovators and systems integrators. The program is designed to leverage the strengths of the participants to increase revenues, gain market share and generate new business in the business-to-business e-Commerce market. The Company, through this business relationship, will enable buyers and suppliers using the MAXIMO and MRO.COM solutions to transact with buyers, marketplaces and suppliers on the Ariba business-to-business platform, and to use the value-added services of the Ariba Commerce Services Network.

The Company also seeks out alliances with niche solution providers who provide a complementary solution to MAXIMO. The Company has established the MAXIMO Connect Program to develop integrated solutions with niche applications to enhance the overall MAXIMO enterprise asset maintenance management solution.

COMPETITION

The market in which the Company operates is highly competitive and is characterized by a large number of competitors including both independent software vendors and certain enterprise resource planning vendors.

The Company's MRO supply chain e-commerce solutions have many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. The current potential competitors in the MRO e-commerce market include Ariba, Clarus, Commerce One, Concur, Connect, Peregrine, IBM, Intellisys, i2, Oracle, PeopleSoft, SAP and others. Many of the Company's enterprise asset maintenance management competitors are also entering the MRO e-commerce market.

MAXIMO competes with products offered by independent software vendors, such as Datastream and Indus. MAXIMO also competes with integrated enterprise resource planning systems which are provided by several large vendors, such as SAP and JD Edwards and others, and which include maintenance modules. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality to enter the client/server market.

Certain of the Company's enterprise resource planning management competitors have greater financial, marketing, service and support and technological resources than the Company. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, or on the supply chain management business, the Company could be at a competitive disadvantage.

PRODUCT DEVELOPMENT

The Company has made substantial investments in research and software product development. The Company's total product development expenses in fiscal years 2000, 1999 and 1998 were $21.2 million, $14.9 million, and $13.2 million, respectively. As of September 30, 2000, the Company's research and development staff consisted of 188 employees and a number of outside consultants. The Company's development organization is comprised of relatively small teams of senior level developers and engineers, who focus on different areas of development. The Company maintains development centers in Bedford, Massachusetts; London, Ontario; Ann Arbor, Michigan; and Houston, Texas.

The Company's products consist primarily of internally developed software and the products acquired through acquisitions. In addition, the Company has incorporated in its products graphical user interfaces, report writers, application development tools and database management systems under licenses from other vendors.

The Company has developed a Java-based component architect software application to incorporate into the MAXIMO product technologies emerging in conjunction with the Internet. Internet technologies and applications generally are developing and gaining acceptance rapidly in the e-commerce market. MRO supply chain management using electronic commerce is a nascent market with many standards and technologies remaining to be developed. Accordingly, developing technologies pose risks to the Company.

The Company will continue to work closely with customers to define and develop market driven product enhancements. The Company's product development efforts have been focused on a standards based component architecture written in the Java programming language. Moving beyond traditional client/server and three-tier architectures, an open standards based component architecture provides benefits in terms of greater flexibility, improved integration capabilities, lower "cost of ownerships" in maintaining and application infrastructure, as well as improved developer productivity in both development and implementations. The Company continues its efforts to integrate its products with major ERP systems, such as PeopleSoft, Oracle and SAP, to offer its clients a complete and flexible financial application. The Company will continue to research and investigate new technologies that should complement the Company's product strategies in the future.

LICENSED TECHNOLOGY

The Company licenses and will continue to license certain software programs from third-party developers and incorporate them into the Company's products. These licenses are non-exclusive worldwide licenses that terminate on varying dates. If we are unable to continue to license any of this software on favorable terms, we will face delays in releases of our software until equivalent technology may be identified, licensed or developed, and integrated into our current products. However, the Company believes that it will be able to renew these licenses or that it will be able to obtain substitute products if needed.

PROPRIETARY RIGHTS AND LICENSES

The Company has registered a number of its trademarks with the United States Patent and Trademark Office. Registrations with equivalent offices in many foreign countries in which the Company or its distributors do business have been obtained or are in process. The Company has filed a patent application with the United States Patent and Trademark Office for inventory sharing as it relates to electronic commerce. There has been no objection to the patent in the United States to date. The Company intends to file in other countries within key geographies for the same.

The Company regards its software as proprietary and attempts to protect its rights with a combination of trademark, copyright and employee and third party non-disclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of the Company's products. While the Company's competitive position could conceivably be threatened by its inability to protect its proprietary information, the Company believes that copyright and trademark protection are less important to the Company's success than other factors such as knowledge, ability and experience of the Company's personnel, its name recognition and ongoing product development, support and innovation.

The Company's software products are usually licensed to customers under a perpetual, non-transferable, non-exclusive license that stipulates how many concurrent users may access the system. The Company relies on both "shrink wrap" and "click wrap" licenses and negotiated agreements. A shrink wrap license agreement is a printed license agreement included with packaged software that sets forth the terms and conditions under which the purchaser can use the product, and purports to bind the purchaser to such terms and conditions by its acceptance and purchase of the software. A click wrap license agreement is displayed to an end-user during the on-line registration process, and purports to bind the end-user to its terms and conditions when the end-user acknowledges and agrees to those terms and conditions via an interactive process. Certain provisions of the Company's shrink wrap and click wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

PRODUCTION

The principal materials and components used in the Company's software products include computer media, user manuals and training guides. The Company currently uses third-party vendors to print its user manuals, packaging and related materials, and occasionally to duplicate program CD-ROMs and diskettes. The majority of CD-ROM and diskette duplication is done by the Company's manufacturing and distribution facility located at its corporate headquarters. The Company then assembles the third party produced documentation with diskettes and CD-ROMs and ships these directly from its manufacturing and distribution facility. To date, the Company has been able to obtain adequate supplies of all components and materials and has not experienced any material difficulties or delays in manufacture and assembly of its products or materials due to product defects.

EMPLOYEES

As of September 30, 2000, the Company had 1,048 full-time employees including 320 in sales, marketing and related services, 188 in product research and development, 98 in customer support, 330 in training and consulting services, and 112 in finance, administration, information technology, human resources, manufacturing and office services. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters and its manufacturing and distribution facilities in Bedford Massachusetts. The leased facility consists of approximately 110,000 square feet, at an average annual base cost of $1,300,000, under a 6 year net lease with a renewal option through December 31, 2009. Additionally, the Company estimates that its annual operating expenses under the lease will be approximately $1,000,000, based on information currently available. The actual costs will depend on such factors as actual electricity usage, real estate taxes and operating costs. Under the terms of its lease, the Company has the ability to sublease the space and may elect to do so in the future should business conditions dictate. The Company leases additional sales offices in California, Colorado, Florida, Georgia, Idaho, Illinois, Maryland, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, Ohio, Tennessee, Texas, and Virginia. The Company also leases offices for its international operations in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Japan, Mexico, the Netherlands, Singapore, Sweden, Thailand and the United Kingdom.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

STOCK INFORMATION

Price Range of Common Stock

The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation National Market System ("The NASDAQ Stock Market") under the symbol PSDI. As of December 15, 2000, there were approximately 92 holders of record of the Company's Common Stock. This reflects the fact that most of the Company's stock is held in street names through one or more nominees.

The following table sets forth the high and low per share sales prices of the Company's Common Stock, as reported on the NASDAQ Stock Market consolidated reporting system for each quarterly period within the two year period ended September 30, 2000.

        FISCAL 2000                   HIGH                  LOW
       First Quarter                 $55.50               $21.63
      Second Quarter                 $96.75               $47.00
       Third Quarter                 $47.25               $18.00
      Fourth Quarter                 $22.75               $11.88
                                      HIGH                  LOW
        FISCAL 1999
       First Quarter                 $16.00                $6.50
      Second Quarter                 $21.06                $9.69
       Third Quarter                 $17.19                $9.00
      Fourth Quarter                 $27.00               $15.38

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

In January 1998, the Board of Directors of the Company adopted a stockholder rights plan by declaring a dividend distribution of one preferred stock purchase right (one "Right") on each share of the Company's Common Stock outstanding on January 27, 1998 or, in certain circumstances, issued thereafter. Initially, the Rights are not exercisable, not represented by separate Right certificates and do not trade separately from the Company's Common Stock. Ten days after a tender offer or acquisition of 15% or more of the Company's common stock, each right may be exercised for $140 ("Exercise Price") to purchase one one-thousandth of one share of the Company's Series A Junior Participating Preferred Stock. Each one one-thousandth of each share of Series A Junior Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. In addition, after such rights are triggered, each Right entitles the holder to purchase common stock of the Company with a fair value of twice the Exercise Price or, in certain circumstances, securities of the acquiring company for the Exercise Price. Each Right expires in January 2008 and, during specified periods, the Company may redeem or exchange each Right for $.01 or one share of common stock, respectively. The Rights Agreement has been filed by the Company with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A dated February 2, 1998.

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

                                                                 YEAR ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------------------
(in thousands, except
 per share data)
                                            2000            1999            1998           1997          1996
                                            ----            ----            ----           ----          ----
Revenues                                 $168,661       $145,665         $120,016       $ 96,700       $73,329
(Loss)/income from operations                (571)        24,333           12,902         16,271        14,606
Net income                                  2,102         17,880            6,222         11,570        10,046
Net income per share, basic                  0.10           0.87             0.32           0.59          0.53
Net income per share, diluted                0.09           0.85             0.31           0.58          0.50
Weighted number of common and common       22,786         21,094           20,156         20,128        20,104
equivalent shares

                                         ---------------------------------------------------------------------

Total assets                              181,056        159,033          114,520        102,239        83,476
Long-term obligations                         188            282              906            144           628
Dividends per share                         - - -          - - -            - - -          - - -         - - -

On October 15, 1999, the Company's Board of Director's approved a 2-for-1 stock split in the form of a dividend of its common stock. The stock split was subject to approval of an increase in the Company's authorized common stock. Stockholders approved the transaction on December 15, 1999. All historical share and per data has been restated to reflect this stock split as though it had occurred at the beginning of the earliest period presented.

Included in net income for the year ended 1998 is a one-time charge for purchased in-process product technology of $9,172,000 related to the purchase of the A.R.M. Group Inc., on February 6, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such differences include, but are not limited to; those discussed in the section entitled "Factors Affecting Future Performance". Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Securities and Exchange Commission, including those set forth under the heading "Factors Affecting Future Performance" in the Quarterly Reports on Form 10-Q filed by the Company in fiscal 2000.

OVERVIEW

The Company develops, markets and supports business-to-business Maintenance, Repair, and Operations ("MRO") e-commerce systems and enterprise asset maintenance software ("MAXIMO"). The Company complements its MAXIMO enterprise asset maintenance software with its MRO.COM brand Internet-based business-to-business technology. MRO.COM offers a marketplace for MRO buyers and suppliers and a suite of online procurement software products that improve purchasing efficiency.

Businesses, government agencies, and other organizations use the Company's MAXIMO product across their enterprise to assist in the management of their high-value capital assets, such as plants, facilities, and production equipment, to cut inventories and supply chain costs, control maintenance expenses, reduce downtime, and more effectively deploy productive assets, personnel and other resources. The Company also offers Internet-based content management tools and cataloging services developed and marketed by its INTERMAT, Inc. subsidiary. The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for services, including support contracts, training and consulting services, application hosting services and commerce fees charged for electronic commerce transactions. The Company also offers data normalization services through its INTERMAT, Inc. subsidiary.

ACQUISITIONS AND OTHER RELATED MATTERS

On October 29, 1999, the Company completed the acquisition of Modern Distribution Management, Inc., a newsletter publisher covering strategic management issues affecting suppliers and distributors of MRO supplies. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets and assumed liabilities for the purchase price of $1.2 million plus acquisition expenses. Goodwill of $1.2 million is being amortized on a straight-line basis over a period of five years.

On March 2, 2000, the Company completed the acquisition of INTERMAT, Inc., a leading provider of MRO content management tools and cataloging services. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock of INTERMAT, Inc. for $55.1 million in cash plus acquisition costs of $1.3 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the remaining balance of $54.2 million was recorded as goodwill and other intangible assets. Goodwill of $47.7 million is being amortized over a period of five years on a straight-line basis. Other intangible assets of $6.5 million are being amortized over a period of three to five years on a straight-line basis.

On June 29, 2000, the Company completed the acquisition of the MAXIMO reseller business unit of MIPS Information, Productivity and Systems, Limited in Brazil. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets and assumed liabilities for the purchase price of $1.3 million plus acquisition expenses of $100 thousand. Goodwill of $1.4 million is being amortized on a straight-line basis over a period of five years.

On August 21, 2000, the Company completed the acquisition of IDFM, Inc., a research and development consulting firm. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets for the purchase price of $2 million plus acquisition expenses. Goodwill of $2 million is being amortized on a straight-line basis over a period of five years.

On September 29, 2000, the Company completed the acquisition of Applied Image Technology, Inc.("AIT"). AIT specializes in web-based illustrated parts cataloging systems and graphical maintenance and repair documentation. The acquisition was recorded under the purchase method of accounting. The Company purchased all of the outstanding common stock of AIT for $4.5 million, 215,000 shares of the Company's common stock and also assumed liabilities of $3.1 million. Goodwill of $10.4 million is being amortized on a straight-line basis over a period of five years.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                 YEAR ENDED SEPTEMBER 30,
                                                 ------------------------
                                           2000            1999           1998
                                           ----            ----           ----
Revenues:
   Software                                  42%             43%            45%
   Support and services                      58              57             55
                                           ----            ----           ----
     Total revenues:                        100             100            100
Total cost of revenues                       35              33             31
                                           ----            ----           ----
Gross margin                                 65              67             69
                                           ----            ----           ----
Operating expenses:
   Sales and marketing                       40              33             31
   Product development                       13              10             11
   General and administration                 9               8              8
   Goodwill and other intangibles             4              --             --
   Purchased in-process                      --              --              8
     product development
Total operating expenses:                    66              51             58
                                           ----            ----           ----
(Loss)/income from operations                (1)             16             11
Other income (expense), net                   2               2              1
                                           ----            ----           ----
Income before income taxes                    1              18             12
Income taxes                                 --               6              7
                                           ----            ----           ----
Net income                                    1%             12%             5%
                                           ----            ----           ----

REVENUES

                                          Fiscal                   Fiscal                    Fiscal
                                           Year                     Year                      Year
                                           Ended       Change       Ended       Change        Ended
(in thousands)                            9/30/00        %         9/30/99         %         9/30/98
-------------------------------------------------------------------------------------------------------
Software licenses                         $70,987       14%        $62,240        15%        $54,007
Percentage of total revenues                42%                       43%                       45%

Support and services                      $97,674       17%        $83,425        26%        $66,009
Percentage of total of revenues             58%                       57%                       55%

Total revenues                           $168,661       16%       $145,665        21%       $120,016

In fiscal 2000 and 1999, revenue from software licenses increased 14% and 15%, respectively. The increases in fiscal 2000 are mainly attributable to the increases in MRO e-commerce license sales. In addition, two significant license agreements for e-commerce software were concluded in fiscal 2000 for approximately $2.8 million and $4.4 million. Revenue from MAXIMO asset maintenance license sales decreased 8% in fiscal 2000 while MRO e-commerce license sales increased 263%. The decrease in MAXIMO software license sales is partially attributable to a decrease in international sales due to market conditions and the Company's increased focus on e-commerce sales.

In fiscal 2000 and 1999, support and services revenues increased 17% and 26%, respectively. Consulting services increased 12% and 30% in fiscal 2000 and 1999, respectively. E-commerce services represented 16% of service revenues in fiscal 2000 compared to 1% of services revenues in fiscal 1999. The Company is continuing to make significant investments in its e-commerce services organization and has reallocated some of its MAXIMO resources to focus on the e-commerce side of its business. Support services revenue increased 25% and 22% in fiscal 2000 and 1999, respectively. The increases are related to the increases in software licenses and the high renewal rate for MAXIMO maintenance contracts.

Revenues from sales outside the United States decreased to 39% of total revenues in fiscal 2000 compared to 46% of total revenues in fiscal 1999. The decrease in the percentage of revenues generated outside the U.S. for fiscal 2000 was primarily attributable to weak market conditions in the European and Asia Pacific regions. The increase in the percentage of revenues generated outside the U.S. for fiscal 1999 was attributable to the Company's global expansion.

COST OF REVENUES

                                             Fiscal                   Fiscal                   Fiscal
                                              Year                     Year                     Year
                                              Ended       Change      Ended       Change       Ended
(in thousands)                               9/30/00        %        9/30/99         %        9/30/98
--------------------------------------------------------------------------------------------------------
Software licenses                            $4,739        (6)%       $5,018        11%        $4,537
Percentage of software licenses                 7%                       8%                      8%

Support and services                         $53,651       27%       $42,310        29%       $32,936
Percentage of support and services             55%                      51%                      50%

Total cost of revenues                       $58,390       23%       $47,328        26%       $37,473
Percentage of total revenues                   35%                      33%                      31%

Cost of software licenses revenues consists of software purchased for resale, royalties paid to vendors of third party software, the amortization of capitalized software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The decrease in fiscal 2000 of the cost of software licenses revenues was due primarily to a decrease in software purchased for resale, offset by an increase in royalties paid to third-party vendors. The increase in fiscal 1999 was due primarily to software purchased for resale, royalties paid to third party vendors, and production materials, which was partially offset by no software amortization cost.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increases in the cost of support and services in fiscal 2000 and 1999 were attributable to the hiring of employees for the Company's support and services organization and the use of third-party consultants contracted to perform services for the Company. The Company utilizes the services of these higher cost third-party consultants in order to meet demand for its services and backlog. The increase as a percentage of revenues in fiscal 2000 over fiscal 1999 was attributable to expenses incurred to hire and train new personnel, reduced utilization of services personnel during the first quarter of fiscal 2000 related to year 2000 factors and expenses related to the costs incurred to grow the MRO e-commerce services organization. The increase as a percentage of revenues in fiscal 1999 over fiscal 1998 was attributable to salary and benefits increases for new hires and the costs for third-party contractors. The Company is making and will continue to make significant investments in its services organization to build up MRO expertise.

OPERATING EXPENSES

                                          Fiscal                   Fiscal                    Fiscal
                                           Year                     Year                      Year
                                           Ended       Change       Ended       Change        Ended
(in thousands)                            9/30/00        %         9/30/99         %         9/30/98
-------------------------------------------------------------------------------------------------------
Sales and marketing                       $66,870       42%        $46,952        27%        $37,053
Percentage of total revenues                 40%                      32%                       31%

Product development                       $21,288       42%        $14,959        13%        $13,247
Percentage of total revenues                 13%                      10%                       11%

General and administrative                $15,131       30%        $11,628        19%        $9,804
Percentage of total revenues                 9%                       8%                        8%

Goodwill amortization and other
intangibles                               $7,553       1,524%       $465          27%         $365
Percentage of total revenues                 4%                      ---                       ---

Purchased In-process product
Development                                 ---                      ---        (100)%       $9,172
Percentage of total revenues                ---                      ---                        8%

Total operating expenses have increased 50% in fiscal 2000 as compared to fiscal 1999. The increase is primarily attributable to the significant investments made to the MRO.COM sales and marketing organization.

The increases in sales and marketing expenses in fiscal 2000 and 1999 were due to increases in sales, sales support and marketing personnel, sales commissions, market research, telemarketing expenses and higher travel costs. In fiscal 2000, additional sales support and marketing personnel were hired to support the MRO.COM e-commerce organization. The Company has made and will continue to make significant investments in the MRO.COM e-commerce sales and marketing organization.

The increase in product development expenses year over year was primarily due to the hiring of additional employees and the cost of third-party research and development consultants. In fiscal 2000, additional personnel were hired to further enhance and develop MRO.COM e-commerce products.

The Company intends to continue to make investments in electronic commerce products for MRO supply chain management. The Company will also continue to invest in the development and improvement of its MAXIMO enterprise asset maintenance product.

The increases in general and administrative expenses in fiscal 2000 and 1999 were primarily due to the hiring of additional personnel and related benefits, as well as other expenses to support the increase in revenues and global expansion of the Company. Also contributing to the increase in fiscal 2000 were provisions for bad debt to cover doubtful foreign receivables. The days' sales outstanding for September 30, 2000 were 98 days, which was above the Company's targeted range of 90 to 95 days.

The increase in goodwill amortization expense in fiscal 2000 is attributable to the acquisitions of businesses completed during the year.

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

NON-OPERATING EXPENSES

                                               Fiscal                  Fiscal                  Fiscal
                                                Year                    Year                    Year
                                               Ended       Change      Ended       Change      Ended
(in thousands)                                9/30/00        %        9/30/99        %        9/30/98
--------------------------------------------------------------------------------------------------------
Interest income                                $3,221        6%        $3,052        27%       $2,411
Interest (expense)                             $(107)       114%       $ (50)       (87)%      $(389)
Other income (expense)                          $686       (492)%      $(175)       (54)%      $(376)
Loss on minority interest                        ---        ---         ---        (100)%      $(44)

The increase in interest income in fiscal 2000 is attributable to interest earned on marketable securities and cash equivalents from cash flow generated from operations including accounts receivable collections. The Company liquidated a portion of its marketable securities in March 2000 in order to complete the purchase of INTERMAT, Inc. and has thus earned less interest income from investments. The Company may decide to make further investments in marketable securities in the future.

The increase in interest expense in fiscal 2000 was due to premiums amortized for purchased marketable securities. In fiscal 1998, the Company obtained financing from a third party for a receivable due from the United States Government, which is why interest expense was lower in fiscal 1999 as compared with fiscal 1998.

Other income for fiscal 2000 was primarily attributable to a gain recorded in the fourth quarter for the sale of short-term investments. The decrease in other expense in fiscal 1999 was attributable to income derived from the MAXIMO Users Group Conference, offset by foreign translation losses. To date, the Company has not engaged in currency hedging transactions.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 35% in fiscal 2000. The increase in the effective tax rate in 2000 is mainly attributable to the effects of state income tax law. The Company's effective tax rate in fiscal 1999 was 34%. The lower effective tax rate in fiscal 1999 compared to fiscal 1998 was primarily due to foreign tax credits and benefits from a foreign sales corporation. The Company's effective tax rate before a one time non-deductible charge for purchased in-process product development was 35% in fiscal 1998. The income tax expense provided during fiscal 1998 reflects the non-deductible nature of certain charges related to the acquisition of the A.R.M. Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and cash equivalents and marketable securities of $36.9 million and working capital of $50.1 million. Cash provided by operating activities for fiscal 2000 was $5.5 million, primarily attributable to income generated for the year, an increase in deferred revenue, an increase in deferred income taxes, an increase in accounts payable, offset by increases in income taxes payable and accounts receivable.

Cash used in investing activities for fiscal year 2000 totaled $38.6 million, primarily due to acquisitions of businesses and property and equipment, offset by sales of marketable securities in order to complete the purchase of INTERMAT, Inc. in the quarter ended March 31, 2000.

Cash provided by financing activities for fiscal year 2000 was $5.1 million, resulting from proceeds received from exercises of employee stock options.

As of September 30, 2000, the Company's principal commitments consist primarily of office leases for its U.S. and European headquarters. Under the terms of the U.S. lease agreement, upon termination of the lease, the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 2006.

As of September 30, 2000, the Company's subsidiary AIT, had a $2,500,000 line of credit with a bank, which matures on July 1, 2001. The two notes bear interest at the bank's prime interest rate and the bank's prime interest rate plus .50%, respectively. The prime interest rate at September 30, 2000 was 9.5%. The notes are secured by the business assets of AIT. As of September 30, 2000, the amount outstanding on this line of credit was $2,278,000.

The Company may use a portion of its cash to acquire additional businesses, products and technologies complementary to its business. The Company also plans to make investments over the next year in its MRO.COM e-commerce products, and to develop content and add suppliers to www.mro.com, its e-commerce hub.

The Company believes that its current cash balances and marketable securities combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 2001.

FACTORS AFFECTING FUTURE PERFORMANCE

The nature of forward-looking information is that such information involves significant assumptions, risks and uncertainties. Certain public documents of the Company and statements made by authorized officers, directors, employees, agents and representatives of the Company, acting on its behalf, may include forward-looking information which will be influenced by the factors described below, and by other assumptions, risks and uncertainties. Forward-looking information is based on assumptions, estimates, forecasts and projections regarding the Company's future results as well as the future effectiveness of the Company's strategic plans and future operational decisions. Forward-looking statements made by or on behalf of the Company (including without limitation those identified by footnotes in the foregoing discussion) are subject to the risk that the forecasts, projections, and expectations of management, or assumptions underlying such forecasts, projections and expectations, may become inaccurate. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by or on behalf of the Company. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results and actions to differ materially from any forward-looking statements made by or on behalf of the Company that related to such results and actions.

Other factors, which are not identified herein, could also have such an effect.

RAPID TECHNOLOGICAL CHANGE

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements. The Company's success depends upon its ability to continue to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and industry standards, and achieve market acceptance. In particular, the Company believes that it must continue to respond quickly to users' needs for new functionality and to advances in hardware and operating systems, and that it must continue to create products that conform to industry standards regarding the communication and interoperability between software products of different vendors. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenues. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements, or that the Company will not experience significant delays in developing such new products or product enhancements. Such delays could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products and product enhancements developed by the Company will achieve market acceptance.

DEPENDENCE ON MAXIMO

A significant portion of the Company's revenues are derived from the licensing of its MAXIMO family of products and to related services and support. Revenues from licenses of MAXIMO and related services and support accounted for approximately 83% of the Company's total revenues in fiscal 2000, but declined in absolute dollar amount compared with fiscal 1999. The Company's financial performance in 2001 depends largely on continued market acceptance of MAXIMO, and the acceptance of its Demand-Side e-commerce procurement application MAXIMO Buyer. The Company believes that continued market acceptance of MAXIMO will largely depend on its ability to enhance and broaden the capabilities of MAXIMO by among other things, developing additional application modules and by developing and incorporating into the MAXIMO product technologies that are emerging in connection with the Internet. Any factor adversely affecting sales of MAXIMO, such as delays in development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition or negative evaluations of MAXIMO, would have a material adverse effect on the Company's business and financial results.

NEW PRODUCTS; NEW MARKETS

In the first quarter of fiscal 2001, the Company repositioned its MRO.COM brand Internet-based business-to-business marketplace as mroDistributor, mroManufacturer and mroConnect, offering the suppliers of MRO goods and services the ability to drive and control their Internet-based e-commerce initiatives.

There can be no assurance that the Company's Supply-Side products will be sold successfully, or that the Company's Supply-Side products will achieve market acceptance. There is also no assurance that the Company and its customers will create a large enough community of sellers, connected to a large enough community of buyers, for the Company to achieve leverage and market synergy between its Demand-Side and Supply-Side products.

The Company's future success in the electronic commerce market may depend on its ability to accurately determine the functionality and features required by its customers, as well as the ability to enhance its Supply-Side products and deliver them in a timely manner. The Company may incur substantial costs to enhance and modify its Supply-Side products and services in order to meet the demands of this growing and changing market. The Company's Supply-Side product segment is not yet profitable and may not be profitable for sometime.

MAXIMO Extended Enterprise is now marketed to satisfy prospective customers' e-procurement requirements, and its pricing has been changed from user-based pricing to demand capacity pricing, where the customer purchases the right to process a certain number of transactions during the year. There can be no assurance that this pricing model will be accepted in the market, and sales of MAXIMO could be delayed or lost if the Company has to change its pricing model. MAXIMO Buyer is also offered to non-MAXIMO customers who wish to engage in e-procurement. The Internet e-procurement market is a nascent market that may undergo rapid technological change and rapid influx of competing technologies and vendors. The Company cannot predict the present and future size of the potential market for its MAXIMO Extended Enterprise and MAXIMO Buyer products, or whether the Demand-Side products will achieve acceptance in that market.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

The Company has experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results, which may negatively impact the price of our stock. The Company's revenues and income from operations typically grow at a lower rate or decline in the first quarter of each fiscal year, compared to the fourth quarter of the preceding fiscal year. In addition, revenues are typically higher in the fourth quarter than in other quarters of the year. The Company believes that these quarterly patterns are partly attributable to the Company's sales commission policies, which compensate members of the Company's direct sales force for meeting or exceeding annual quotas. In addition, the Company's quarterly revenues and operating results have fluctuated historically due to the number and timing of product introductions and enhancements, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. The Company typically realizes a significant portion of its revenue from sales of software licenses in the last two weeks of a quarter, frequently even in the last days of a quarter. Failure to close a small number of large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company generally ships its products upon receipt of orders and maintains no significant product backlog. As a result, revenues from license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. A delay in or loss of orders can cause significant variations in operating results. A significant portion of the Company's operating expenses is fixed in the short term, and planned expenditures are based primarily on sales forecasts. Accordingly, if revenues do not meet the Company's expectations in any given quarter, operating results may be materially adversely affected.

COMPETITION

The market for enterprise asset maintenance software such as MAXIMO is fragmented by geography, by hardware platform and by industry orientation, and is characterized by a large number of competitors including both independent software vendors and certain enterprise resource planning ("ERP") vendors. Independent software vendors include Datastream, Manugistics and Indus. MAXIMO also competes with integrated ERP systems which include integrated maintenance modules provided by several large vendors, such as SAP, Oracle and JD Edwards and others. Currently, MAXIMO competes with products of a number of large vendors, some of which have traditionally provided maintenance software running on mainframes and minicomputers and are now offering systems for use in the client/server environment. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality to enter the client/server market. Some of the companies mentioned above have also developed e-procurement applications that are competitive with MAXIMO Buyer.

The Company's Supply-Side business has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. We may not remain competitive, and increased competition could seriously harm our business. Our competitors offer a variety of e-business products that compete with ours including supply chain and other core Supply-Side business. We may compete with vendors who have established electronic marketplaces and indirect procurement capabilities, such as Ariba and Commerce One. Other competitive factors include internal development efforts by corporate information technology departments and companies offering customized products.

Certain of the Company's competitors have greater financial, marketing, service and support and technological resources than the Company. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, or on the industrial supply chain market, the Company could be at a competitive disadvantage.

INTERNATIONAL OPERATIONS

A significant portion of the Company's total revenues is derived from operations outside the United States. The Company derived 39%, 46%, and 46% of its total revenue from sales outside the United States in fiscal years 2000, 1999, and 1998, respectively. The Company continues to invest in international infrastructure, global product functionality and translated versions of financial and other software products. In the event international expansion and/or product globalization efforts are not successful, the Company's business operating results and financial condition may be adversely affected. This international business is subject to various risks common to international activities, including exposure to currency fluctuations, greater difficulty in collecting accounts receivable, political and economic instability, the greater difficulty of administering business abroad and the need to comply with a wide variety of foreign import and United States export laws and regulatory requirements.

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

DEPENDENCE ON THIRD PARTIES

The Company has entered into nonexclusive license agreements with other third party software developers, pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses (or unable to renew them on commercially reasonable terms), or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

The Supply-Side operations, is dependent on Digital Island, a third party data center, which could be destroyed or damaged. In addition, the Company must stay on good terms with this vendor, and be able to renew its agreement with this vendor on commercially reasonably terms. If this data center were to become inoperable or unavailable on commercially reasonable terms, the Company would incur significant expense, and potentially lose its ability to provide these services altogether during the period of downtime and transition, resulting in customer dissatisfaction and market rejection of its Supply-Side offerings. The Company's Supply-Side operations are dependent upon the Company's ability to protect computer equipment and the information stored in these third party data centers against damage that may be caused by natural disasters, fire, power loss, telecommunication or Internet failures, unauthorized intrusions, computer viruses and other similar damaging events. The Company cannot assure that any of these damaging events would not result in a prolonged outage of the Company's network services or that the Company would not experience a reduction of revenues or unexpected expenses which could have a material adverse effect on our business and financial results.

HOSTING

The Company does not have extensive experience in hosting applications. We may not adequately predict the flow of traffic. If we do not predict the volume of traffic adequately, we may experience slower response times or other problems. Any delays in response time or performance problems could cause our customers to perceive this service as not functioning properly and they may discontinue use of our products and services.

The Company's success and profitability in its Supply-Side business is dependent on the Company's ability to increase the scaleability and performance of its Supply-Side solutions, meaning that the Company must be able to host and operate a large number of mroDistributor, mroManufacturer and mroConnect product instances on a single computer using multiple processors. This is because the Company incurs fixed costs associated with the hosting environment, regardless of how many, or how few, Supply-Side products are hosted at the same time. If the Company is unable to host a certain number of Supply-Side solutions per computer, then the Supply-Side business may not become profitable for a long time. Moreover, if the Company is not able to operate a large number of Supply-Side product instances on the same computer without denigrating product performance, the Supply-Side solutions may not gain customer acceptance and market penetration.

ERRORS IN DATA

The Company needs to publish accurate catalog data, as this is critical to our customers' businesses. Our content management tools help suppliers manage the collection and publication of catalog content. Any defects or errors in these tools, or in the catalog data produced by using them, could deter businesses from utilizing our Supply-Side solutions.

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

LIMITED INTELLECTUAL PROPERTY PROTECTION

The Company's success is dependent upon its proprietary technology. The Company currently has one patent and protects its technology primarily through copyrights, trademarks, trade secrets and employee and third party nondisclosure agreements. The Company's software products are sometimes licensed to customers under "shrink wrap" or "click wrap" licenses included as part of the product packaging or acknowledged by customers who register on-line. Although, in larger sales, the Company's shrink-wrap and click wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases its shrink-wrap and click wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink-wrap and click wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or development by others of similar technology. Although the Company believes that its products and technology do not infringe on any valid claim of any patent or any other proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could potentially have a material adverse result on our operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on certain key executive officers, technical and sales employees, the loss of one or more of who could have an adverse impact on the future operations of the Company. The Company does not have employment contracts with, and does not maintain key person life insurance policies on, any personnel. The Company continues to hire a significant number of additional sales, services and technical personnel. Competition for hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with the appropriate qualifications within the desired geographic locations, or with certain industry specific domain expertise. It is widely believed that the technology industry is at or beyond a condition of full employment. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees.

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

EFFECT OF ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as ammended, summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 by the fourth quarter of their fiscal year beginning after December 15, 1999. The Company is in the process of evaluating the impact of this interpretation on its future financial statements.

NO REVISIONS OR UPDATES TO FORWARD-LOOKING STATEMENTS

The Company has no obligation to release publicly any revision or update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposures to market risk are the effect of fluctuations in interest rates earned on its cash equivalents and marketable securities and exposures to foreign currency exchange rate fluctuations.

At September 30, 2000, the Company held $36.9 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company develops its products in the United States and markets them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, the Company has no hedging contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to exhibits and financial statement schedules are included in Part IV item 14(a)(1) and (2).

QUARTERLY FINANCIAL DATA (UNAUDITED)
The company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

(in thousands, except per share amounts)
2000 QUARTER
------------                                                                                                 Year
                                           Dec.31,        Mar. 31,       June 30,       Sep. 30,            Ended
ENDED:                                        1999            2000           2000           2000             2000
------                                     -------        --------       --------       --------         --------
Total revenues                             $37,986         $41,621        $45,293        $43,761         $168,661

Gross margin                                24,799          28,604         29,471         27,397          110,271
Income/(loss) from operations                3,219           2,609           (605)        (5,794)            (571)
Income/(loss) before income taxes            3,961           3,708           (463)        (3,977)           3,229
Provision(benefit) for income taxes          1,365           1,345           (177)        (1,406)           1,127
Net income/(loss)                            2,596           2,363           (286)        (2,571)           2,102

Net income per share, diluted              $  0.11         $  0.10        $ (0.01)       $ (0.12)        $   0.09


1999 QUARTER
------------                                                                                                 Year
                                           Dec.31,        Mar. 31,       June 30,       Sep. 30,            Ended
ENDED:                                        1998            1999           1999           1999             1999
------                                     -------        --------       --------       --------         --------
Total revenues                             $33,917         $32,910        $36,425        $42,413         $145,665

Gross margin                                23,190          21,694         24,730         28,723           98,337
Income from operations                       5,892           6,091          6,340          6,010           24,333
Income before income taxes                   6,595           6,440          6,747          7,378           27,160
Provision for income taxes                   2,309           2,146          2,269          2,556            9,280
Net income                                   4,286           4,294          4,478          4,822           17,880

Net income per share, diluted
                                           $  0.21         $  0.21        $  0.21        $  0.22         $   0.85

On October 15, 1999, the Company's Board of Director's approved a 2-for-1 stock split in the form of a dividend of its common stock. All historical share and per data has been restated to reflect this stock split as though it had occurred at the beginning of the earliest period presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company as of September 30, 2000 are as follows. Messrs. Drapeau and Fishman are Class III Directors, whose terms expire in 2002. Messrs. Daniels and McMullen are Class I Directors, whose terms expire in 2003. Messrs. Sayre and Stanzler are Class II Directors, whose terms expire in 2001.

NAME                        AGE                 POSITION
----                        ---                 --------
Norman E. Drapeau, Jr.      40         President and Chief Executive
                                       Officer and Director - Class
                                       III

Robert L. Daniels           58         Executive Chairman of the
                                       Board - Class I

Peter J. Rice               48         Executive Vice President -
                                       Finance and Administration,
                                       Chief Financial Officer and
                                       Treasurer

William J. Sawyer           54         Executive Vice President-
                                       Operations

Ted D. Williams             52         Executive Vice President-
                                       Worldwide Sales

John W. Young               48         Executive Vice President -
                                       Products and Technology

Craig M. Newfield           41         Vice President, General
                                       Counsel and Clerk

Richard P. Fishman          54         Director - Class III

John A. McMullen            58         Director - Class I

Stephen B. Sayre            49         Director - Class II

Alan L. Stanzler            57         Director - Class II

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

     PETER J. RICE joined the Company in 2000 as Executive Vice President of Finance and Administration, Chief Financial Officer, and Treasurer of the Company. From 1998 to 2000, Mr. Rice was Vice President of Finance and Administration, Chief Financial Officer, and Treasurer of Interleaf, a developer of e-publishing and e-content software products. Interleaf was sold to Broadvision, Inc. in 2000. From 1995 to 1998, Mr. Rice was Vice President, Chief Financial Officer and Treasurer for Media 100, Inc. From 1990 to 1995, Mr. Rice was Vice President, Corporate Controller and Chief Accounting Officer of M/A Com, Inc. Prior there to, Mr. Rice held senior financial management positions at Apollo Computer and Atex, Inc.

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

     JOHN W. YOUNG originally joined the Company in 1985 and served until 1988 as MAXIMO Product Manager. From 1988 to 1992, Mr. Young was Vice President of Sales of Comac Systems Corporation, a software application company. In 1992 he rejoined the Company as Director of MAXIMO Product Design, was appointed Vice President - Research and Development of the Company in 1995 and was appointed Executive Vice President - Products and Technology of the Company in 1998.

     CRAIG M. NEWFIELD joined the Company as Vice President, General Counsel and Clerk in September 2000. From October 1997 through August 2000, Mr. Newfield was Vice President, General Counsel and Clerk of Interleaf, Inc., a developer of e-publishing and e-content software products. Interleaf was sold to Broadvision, Inc. in 2000. From April 1996 through September 1997, Mr. Newfield was General Counsel and Secretary of OneWave, Inc., since renamed Primix Solutions. From February 1993 to April 1996, Mr. Newfield served as in-house counsel for Marcom Corporation.

     RICHARD P. FISHMAN was elected as a director in March 1999. Mr. Fishman is currently Executive Vice President at MacAndrews & Forbes Group, Inc., where he is responsible for venture capital investing. From 1995 to 1997, Mr. Fishman served as Managing Director of GeoPartners Research, Inc., a strategy and management consulting firm, where he headed the firm's venture capital activities. From 1995 to 1997, Mr. Fishman was also Of Counsel at the law firm of Atkin, Gump, Strauss, Hauer & Feld L.L.P. Mr. Fishman served as President and Chief Executive Officer of Thinking Machines Corporation from 1993 to 1994 and was a partner at the law firm of Milbank, Tweed, Hadley & McCoy from 1987 until 1993.

     JOHN A. MCMULLEN was elected as a director in April 2000. Mr. McMullen is the Managing Principal of Cambridge Meridian Group, Inc., a strategy-consulting firms that serves Fortune 500 and technology-based companies with which he has been employed since 1985. Mr. McMullen taught business strategy at Harvard Law School from the mid 1980's to 1990 and, as one of the original members of CMGI's Board of Directors, served on that Board from 1988 through 1999. He currently serves on the Board of Ezenia!, Inc., a Nasdaq listed company, in a term that began this year. In addition, he serves, or has served , on the boards of twelve other private, chiefly technology-oriented companies. From 1993 to 1997 he was an informal advisor to Senator Bill Bradley (NJ). In 1998 he ran for the United States Senate from Vermont.

     STEPHEN B. SAYRE was elected as a director in September 1998. Mr. Sayre is currently the Vice President of Marketing for Idiom, Inc. From 1994 to 2000, he was the Senior Vice President of Marketing at Lotus Development Corporation, a subsidiary of IBM Corporation. Prior to joining Lotus in 1994, Mr. Sayre was President of Boston Treasury Systems and has held other senior executive level positions with Cullinet Software and Easel Corporation.

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

The information concerning the compliance by the Company's officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2000.

(ITEMS 11,12,13)

In accordance with general instruction G(3) to Form 10-K, information required by Part III is incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2000.

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

(a)  The following documents are filed as a part of this Report:

     1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are filed as part of this report:

                                                                          PAGE
                                                                          ----
          Report of Independent Accountants                               53
          Consolidated Balance Sheets -
            September 30, 2000 and 1999                                   54
          Consolidated Statements of Operations -
            Years Ended September 30, 2000, 1999 and 1998                 55
          Consolidated Statements of Cash Flows -
            Years Ended September 30, 2000, 1999 and 1998                 56
          Consolidated Statements of Stockholders' Equity -
            Years Ended September 30, 2000, 1999 and 1998                 57
          Notes to Consolidated Financial Statements                      58

         Financial Statement Schedules.

         SCHEDULE                                                         PAGE
         --------                                                         ----

          II   Valuation and Qualifying Accounts                          80

          Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the consolidated Financial Statements or Notes thereto.

          2.   Exhibits.

               Exhibits 10.1 through 10.5 comprise the Company's management contracts, compensatory plans or compensatory arrangements required to be identified pursuant to Item 14(a) of Form 10-K.

               3.   Instruments Defining the Rights of Security-Holders

                    3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

                    3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, File No. 0-23852, and incorporated herein by reference)

                    3.3 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

                    3.4 Amendment to Articles of Organization adopted on December 15, 1999 (included as Exhibit 3.4 to the Company's Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)

               4. Instruments Defining the Rights of Security Holders, Including Indentures

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

                    10.1 Fiscal Year 2000 Executive Bonus Plan (included as
                         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 0-23852 and incorporated herein by reference)

                    10.2 Offer letter, Peter J. Rice, Executive Vice President
                         Finance & Administration, Chief Financial Officer & Treasurer

                    10.3 Amended and Restated 1999 Equity Incentive Plan
                         (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 0-23852 and incorporated herein by reference)

                    10.4 Stock Purchase Agreement dated as of January 11, 2000, between Project Software & Development, Inc. and Strategic Distribution, Inc. (included as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 15, 2000, File No. 0-23852, and incorporated herein by reference)

                    10.5 Amendment No. 1 to Stock Purchase Agreement dated
                         February 29, 2000 (included as Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 15, 2000, File No. 0-23852, and incorporated herein by reference)

               21.  Subsidiaries of the registrant

                    21.1 Subsidiaries of the Company

               23.  Consents of independent accountants

                    23.1 Consent of PricewaterhouseCoopers LLP

               27.  Financial Data Schedule

                    27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     During the three months ended September 30, 2000, the Company did not file a current report on Form 8-K.

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

Dated: December 29, 2000

                      PROJECT SOFTWARE & DEVELOPMENT, INC.


                           By:  /s/ Norman E. Drapeau, Jr.
                               ---------------------------
                                    Norman E. Drapeau, Jr.
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Norman E. Drapeau, Jr.         President and Chief        December 29, 2000
----------------------------       Executive Officer
Norman E. Drapeau, Jr.             (Principal Executive
                                   Officer)

/s/ Robert L. Daniels              Executive Chairman of      December 29, 2000
----------------------------       the Board
Robert L. Daniels

/s/ Peter J. Rice                  Executive Vice President,  December 29, 2000
----------------------------       Chief Financial Officer
Peter J. Rice                      and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)

/s/ Richard P. Fishman             Director                   December 29, 2000
----------------------------
Richard P. Fishman

/s/ John A. McMullen               Director                   December 29, 2000
----------------------------
John A. McMullen

/s/ Stephen B. Sayre               Director                   December 29, 2000
----------------------------
Stephen B. Sayre

/s/ Alan L. Stanzler               Director                   December 29, 2000
----------------------------
Alan L. Stanzler

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Project Software & Development,
Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Project Software & Development, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                        PricewaterhouseCoopers LLP
Boston, Massachusetts
November 1, 2000

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                 -------------       -------------
                                                                     2000                1999
                                                                     ----                ----
  (IN THOUSANDS)
                          ASSETS
Current assets:
  Cash and cash equivalents                                        $  31,584           $  59,903
  Marketable securities                                                4,241              30,920
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,825 at September 30, 2000
   and $2,867 at September 30, 1999, respectively                     47,699              38,736
  Prepaid expenses and other current assets                            7,148               5,090
  Deferred income taxes                                                6,097               2,017
                                                                   ---------           ---------
    Total current assets                                              96,769             136,666
                                                                   ---------           ---------

Marketable securities                                                  1,059               7,413
Property and equipment, net                                           14,571              12,055
Intangible assets, net                                                63,286               1,509
Other assets                                                           2,168                 406
Deferred income taxes                                                  3,203                 984
                                                                   ---------           ---------
    Total assets                                                   $ 181,056           $ 159,033
                                                                   =========           =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                             $  16,013           $  12,172
 Accrued compensation                                                  8,551               8,429
 Income taxes payable                                                    660               4,227
 Deferred revenue                                                     19,080              16,580
 Deferred income taxes                                                    94                 187
 Line of credit                                                        2,278                  --
                                                                   ---------           ---------
    Total current liabilities                                         46,676              41,595
                                                                   ---------           ---------

Deferred income taxes                                                     17                  --
Deferred rent                                                            112                 146
Deferred revenue                                                          59                  92

Commitments and contingencies

Equity in minority interest                                               --                  44

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 22,069 and 21,302 issued at September 30, 2000
 and September 30, 1999, respectively                                    220                 213
Additional paid-in capital                                            83,185              67,418
Deferred compensation                                                   (233)                 --
Retained earnings                                                     52,312              50,210
Accumulated other comprehensive income                                (1,292)               (685)
                                                                   ---------           ---------
    Total stockholders' equity                                       134,192             117,156
                                                                   ---------           ---------

    Total liabilities and stockholders' equity                     $ 181,056           $ 159,033
                                                                   =========           =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                      ------------------------
                                                           2000                1999                1998
                                                           ----                ----                ----
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
    Software                                             $  70,987           $  62,240           $  54,007
    Support and services                                    97,674              83,425              66,009
                                                         ---------           ---------           ---------
             Total revenues                                168,661             145,665             120,016
                                                         ---------           ---------           ---------

Cost of revenues:
    Software                                                 4,739               5,018               4,537
    Support and services                                    53,651              42,310              32,936
                                                         ---------           ---------           ---------
             Total cost of revenues                         58,390              47,328              37,473
                                                         ---------           ---------           ---------

Gross margin                                               110,271              98,337              82,543

Operating expenses:
    Sales and marketing                                     66,870              46,952              37,053
    Product development                                     21,288              14,959              13,247
    General and administrative                              15,131              11,628               9,804
    Goodwill amortization and other intangibles              7,553                 465                 365
    Charge for purchased in-process
       product development                                      --                  --               9,172
                                                         ---------           ---------           ---------
             Total operating expenses                      110,842              74,004              69,641
                                                         ---------           ---------           ---------

(Loss)/income from operations                                 (571)             24,333              12,902

    Interest income                                          3,221               3,052               2,411
    Interest expense                                          (107)                (50)               (389)
    Other income (expense), net                                686                (175)               (376)
    Loss on minority interest                                   --                  --                 (44)
                                                         ---------           ---------           ---------

Income before income taxes                                   3,229              27,160              14,504

Provision for income taxes                                   1,127               9,280               8,282
                                                         ---------           ---------           ---------

Net income                                               $   2,102           $  17,880           $   6,222
                                                         =========           =========           =========

Net income per share, basic                              $    0.10           $    0.87           $    0.32
                                                         ---------           ---------           ---------
Net income per share, diluted                            $    0.09           $    0.85           $    0.31
                                                         ---------           ---------           ---------

Shares used to calculate net income per share
      Basic                                                 21,682              20,459              19,865
      Diluted                                               22,786              21,094              20,156



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       PROJECT SOFTWARE & DEVELOPMENT, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                   2000               1999               1998
                                                                   ----               ----               ----
                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
   Net income                                                    $  2,102           $ 17,880           $  6,222
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  13,094              4,255              4,392
    Loss on sale and disposal of property
      and equipment                                                    49                 32                151
    Amortization of discount on marketable securities                 108                188               (563)
    Deferred rent                                                     (35)                 2                132
    Deferred income taxes                                          (6,484)              (857)              (355)
    Charge for purchased in-process product development                --                 --              9,036
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
      Accounts receivable                                          (9,350)            (7,860)            (6,300)
      Prepaid expenses                                                (11)            (1,132)              (891)
      Other assets                                                 (4,844)            (1,080)               134
      Accounts payable and accrued expenses                         6,111              3,276             (2,970)
      Accrued compensation                                            (91)             2,631              1,354
      Income taxes payable                                         (3,446)               252                325
      Tax benefit on exercise of employee stock options             6,000                715                464
      Deferred revenue                                              2,352              3,477              3,403
                                                                 --------           --------           --------
Net cash provided by operating activities                           5,555             21,779             14,534
                                                                 --------           --------           --------

Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired              (62,278)               397             (7,009)
    Acquisitions of property and equipment and other
       capital expenditures                                        (9,291)            (6,824)            (4,172)
    Additions to computer software costs                               --                 --             (1,284)
    Investment in minority interest                                    --                 --                 47
    Purchases of marketable securities                            (51,884)           (41,022)           (90,433)
    Sales of marketable securities                                 84,839             41,300             90,234
                                                                 --------           --------           --------
Net cash used in investing activities                             (38,614)            (6,149)           (12,617)
                                                                 --------           --------           --------

Cash flows from financing activities:
    Payments on bank loans and debenture                               --                 --             (1,492)
    Proceeds from issuance of common stock,
      net of issuance costs                                            --             13,546                 --
    Proceeds from exercise of stock options                         5,102              2,604              1,327
                                                                 --------           --------           --------
Net cash provided by/(used in) financing activities                 5,102             16,150               (165)
                                                                 --------           --------           --------

Effect of exchange rate changes on cash                              (362)              (331)               738
                                                                 --------           --------           --------
Net (decrease)/increase in cash and cash equivalents              (28,319)            31,449              2,490

Cash and cash equivalents, beginning of year                       59,903             28,454             25,964
                                                                 --------           --------           --------
Cash and cash equivalents, end of year                           $ 31,584           $ 59,903           $ 28,454
                                                                 ========           ========           ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               Common    Stock                                         Accumulated
                               -----------------  Additional                              Other          Total
                               Shares              Paid-in      Deferred     Retained  Comprehensive  Stockholders'  Comprehensive
(in thousands)                 Issued  Par Value   Capital    Compensation   Earnings     Income         Equity          Income
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997  19,713    $198     $   48,064        $   0    $ 26,108       $  (400)       $ 73,970

 Stock options exercised
    and related tax benefit,
    employee stock purchases      197       2          1,789                                                  1,791
 Acquisitions, net of merger
    expenses                       55                    457                                                    457
 Net income                                                                     6,222                         6,222          6,222
 Translation adjustment                                                                         323             323            323
 Net unrealized loss on
    marketable securities                                                                      (139)           (139)          (139)
                                                                                                                             -----
 Comprehensive income                                                                                                        6,406
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998  19,965     200         50,310            0      32,330          (216)         82,624

 Stock options exercised and
    related tax benefit,
    employee stock purchases      317       3          3,316                                                  3,319
 Acquisitions, net of merger
    expenses                       20                    256                                                    256
 Shares issued to W.W.
    Grainger, Inc. net of
    legal expenses              1,000      10         13,536                                                 13,546
 Net income                                                                    17,880                        17,880         17,880
 Translation adjustment                                                                        (346)           (346)          (346)
 Net unrealized loss on
    marketable securities                                                                      (123)           (123)          (123)
                                                                                                                             -----
 Comprehensive income                                                                                                       17,411
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999  21,302     213         67,418            0      50,210          (685)        117,156

 Stock options exercised and
    related tax benefit,
    employee stock purchases      491       5         11,097                                                 11,102
 Acquisitions, net of merger
    expenses                      261       2          4,437                                                  4,439
 Deferred compensation,
    related to common stock
    grants                         15                    233         (233)                                        0
 Net income                                                                     2,102                         2,102          2,102
 Translation adjustment                                                                        (636)           (636)          (636)
 Net unrealized gain on
    marketable securities                                                                        29              29             29
                                                                                                                                --
 Comprehensive income                                                                                                        1,495
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000  22,069    $220     $   83,185        $(233)   $ 52,312       $(1,292)       $134,192
----------------------------------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
     The Company develops, markets, sells and supports a business-to-business internet-based e-Commerce network, online procurement and desktop requisition software, content and management tools, and cataloging services, which enable businesses to engage in electronic commerce. The Company also develops, markets, sells and supports enterprise asset maintenance software used by businesses, government agencies and other organizations to assist in the management of their high-value capital assets, such as plants, facilities, and production equipment, to cut inventories and supply chain costs, control maintenance expenses, reduce downtime, and more effectively deploy productive assets, personnel and other resources.

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

Concentration of Credit Risk
     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities and accounts receivable. Credit risk on accounts receivable is minimized as a result of the diverse nature of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.

Marketable Securities
     The Company's marketable securities are classified as available-for-sale and are stated at their fair value. All marketable securities are held in the Company's name and are held in custody with one major financial institution. The fair value of marketable securities was determined based on quoted market prices. Unrealized gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity and are included in other comprehensive income.

Computer Software Costs
     Computer software costs consist of internally developed software. Development costs incurred in the research and development of new software products, and enhancements to existing products, are expensed in the period incurred unless they qualify for capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." These costs are amortized on a straight-line basis over the estimated useful or market life of the software (generally, one to two years). No software development costs were capitalized in fiscal 2000 and 1999 since costs incurred subsequent to the establishment of technological feasibility were not significant. There was no amortization expense in fiscal 2000. Amortization expense for fiscal 1999 and 1998 was $248,000 and $879,000, respectively.

Goodwill and Intangibles

     Goodwill represents the excess of the cost of acquired businesses over the fair value of their net tangible and identified intangible assets. Goodwill is evaluated at each balance sheet date to determine whether any potential impairment exists. Goodwill is generally amortized on a straight-line basis over the estimated useful life, usually five years. Other intangibles primarily consist of purchased technology, workforce and customer lists and are amortized over periods ranging from three to five years.

     The Company evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event of change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. As of September 30, 2000, the Company has determined that no impairment of long-lived assets exists. Upon the occurrence of a material circumstance, such as the failure of certain technology to demonstrate promise that it may gain commercial acceptance or the failure of a business segment to achieve certain performance objectives, the Company will reassess the value of associated assets and if appropriate at that time, will recognize an impairment charge.

Depreciation and Amortization
     Property and equipment are stated at cost.
     Depreciation is computed over the estimated useful lives of the assets as follows:

          Description                          Estimated Useful Life
          -----------                          ---------------------

          Computer equipment & software               3 years
          Vehicles                                    3 years
          Furniture and fixtures                      5 years

     Leasehold improvements are amortized on the straight-line method over the shorter of their estimated useful life or the remaining term of the lease. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Advertising Expense
     The Company recognizes advertising expense as incurred. Advertising expense was approximately $6,296,000, $4,176,000, and $3,704,000 for fiscal 2000, 1999, and 1998, respectively.

Income per Share
     Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect. All historical income per share amounts have been restated to reflect a two-for-one stock split effective December 22, 1999.

Income Taxes
     The Company accounts for income taxes under the asset and liability approach for accounting and reporting for income taxes. The Company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. The Company must establish a valuation allowance to offset temporary deductible differences, net operating loss carryforwards and tax credits when it is more likely than not that the deferred tax assets will not be realized.

     The Company has not provided for the U.S. income tax on earnings of its foreign subsidiaries as it considers certain of these earnings are intended to be permanently reinvested. At September 30, 2000, the undistributed earnings of foreign subsidiaries were $2,610,000.

Revenue Recognition
     The Company licenses its software products under noncancellable license agreements and provides services including training, installation, consulting, and maintenance, consisting of product support services and periodic updates. Software license fee revenues are generally recognized upon contract execution and shipment, provided collection of the resulting receivable is deemed probable, the fees are fixed or determinable, and no significant modification or customization of the software is required.

     The revenue from maintenance contracts is recognized ratably over the term of the agreement, generally one year. Revenues from services include implementation fees and consulting and training fees related to the Company's software products. Services revenues are recognized as the services are performed. The Company also recognizes revenue from transaction fees and annual commerce

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

fees charged in relation to its electronic commerce products. Transaction fees are generally recognized as transactions are processed and commerce fees are recognized ratably, generally over a one-year period.

Deferred Revenue
     Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Deferred revenue also includes maintenance contracts and annual commerce fees billed in advance.

Foreign Currency
     Assets and liabilities are translated at current exchange rates at the balance sheet dates. The translation adjustments made on translation of the balance sheet are recorded as a separate component of stockholders' equity. Revenues and expenses are translated into U.S. dollars at average exchange rates. Foreign currency transaction gains and losses are included in determining net income. The Company recorded losses of $890,000, $571,000 and $604,000 for fiscal 2000, 1999, and 1998, respectively.

Comprehensive Income
     The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, net of tax. Comprehensive income is included in the stockholders' equity section of the balance sheet.

Stock-Based Compensation
     The Company grants stock options to its employees and out-side directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44. Accordingly, the Company has adopted the provisions of SFAS No. 123 through disclosure only.

Accounting Standards
     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. The effective date of this Standard was modified by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and is effective for fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends Statement No. 133 (SFAS 133). SFAS 138 is effective concurrently with the adoption of SFAS 133 for companies that did not adopt SFAS 133 before June 15, 2000. For companies that did adopt SFAS 133 prior to June 15, 2000, SFAS 138 is effective for all fiscal quarters in the fiscal

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

year beginning after June 15, 2000. The Company will adopt SFAS 133 and 138 in the quarter-ended December 31, 2000. The Company does not anticipate that the adoption of the provisions of SFAS 133 and 138 will have a material impact on its financial condition.

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

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

B.   INCOME TAXES:

     The components of income before income taxes and the provision for income taxes consist of the following:

                                                             Year Ended September 30,
                                                       ------------------------------------

(in thousands)                                           2000          1999          1998
                                                       --------      --------      --------
Income before income taxes:
     United States ...............................     $    892      $ 24,725      $ 21,935
     Foreign .....................................        2,337         2,435        (7,431)
                                                       --------      --------      --------
                                                       $  3,229      $ 27,160      $ 14,504
                                                       ========      ========      ========
The provision for income taxes consists of:
Current taxes:
     Federal .....................................        2,008         7,466         6,354
     State .......................................          604         1,002           897
     Foreign .....................................          792         1,103         1,129
     Foreign withholding taxes ...................          522           527           266
                                                       --------      --------      --------
                                                       $  3,926      $ 10,098      $  8,646
                                                       ========      ========      ========

Deferred taxes:
     Federal .....................................       (2,216)         (652)         (124)
     State .......................................         (378)          (75)          (41)
     Foreign .....................................         (205)          (91)         (199)
                                                       --------      --------      --------
                                                         (2,799)         (818)         (364)
                                                       --------      --------      --------
         Total ...................................     $  1,127      $  9,280      $  8,282
                                                       ========      ========      ========

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

The reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                                               Year Ended September 30,
                                                       --------------------------------------

                                                         2000           1999           1998
                                                       --------       --------       --------

Statutory federal tax rate .......................         35.0%          35.0%          35.0%
FSC benefit ......................................         (4.9)          (2.6)          (2.5)
State taxes, net of federal tax benefit ..........         13.9            2.6            2.9
R&D credit .......................................         (9.3)          (1.3)          (1.3)
Exempt interest ..................................         (5.7)          (0.9)          (1.3)
Net operating loss utilization ...................         (6.2)          --             --
Meals and entertainment ..........................          5.8           --             --
Foreign taxes ....................................          7.8           --             --
Other ............................................         (1.5)           1.4            2.2
Effective tax rate before purchased
   in-process development ........................         34.9%          34.2%          35.0%
                                                       --------       --------       --------
Non-deductible charge for purchased
    in-process development .......................           --             --           22.1
                                                       --------       --------       --------
Effective tax rate ...............................         34.9%          34.2%          57.1%
                                                       ========       ========       ========


     The components of the deferred tax provision are:

                                                               Year Ended September 30,
                                                       ------------------------------------

(in thousands)                                           2000          1999          1998
                                                       --------      --------      --------

Depreciation .....................................     $   (310)     $    (90)     $     82
Allowance for doubtful accounts ..................          110           (25)          (87)
Software capitalization ..........................           39           (96)           96
Deferred revenue .................................           63          (111)          (96)
Deferred rent ....................................           11             2           (52)
Package design ...................................           22            (9)           (5)
Accrued vacation .................................           --           (50)          (44)
Net operating loss utilization ...................         (200)          (57)           --
Goodwill .........................................       (1,459)          (36)          (85)
Intangibles ......................................         (441)          (14)           --
Translation loss .................................         (347)         (107)         (116)
Foreign tax credit ...............................          118          (250)           --
Research and development credit ..................         (300)           --            --
Other ............................................         (105)           25           (57)
                                                       --------      --------      --------
                                                       $ (2,799)     $   (818)     $   (364)
                                                       ========      ========      ========

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

The components of the deferred tax assets and liabilities are as follows:

                                                      Year Ended September 30,
                                                      ------------------------

(in thousands)                                          2000         1999
                                                       -------      -------
Deferred tax assets:
     Deferred revenue ............................     $   440      $   503
     Deferred rent ...............................          43           54
     Allowance for doubtful accounts .............         680          790
     Accrued vacation ............................         160          160
     Depreciation ................................         657          347
     Package design ..............................          51           73
     Amortized software and intangibles...........         455           36
     Other reserves ..............................         112          117
     Goodwill ....................................       1,698          239
     Translation loss ............................         779          432
     Net operating loss carryforward/carryback ...       5,814          806
     Foreign tax credit carryforward/carryback ...         132          250
     Research and development credit .............         300           --
     Valuation allowance .........................      (2,021)        (806)
                                                       -------      -------
                                                       $ 9,300      $ 3,001
                                                       =======      =======

Deferred tax liabilities:
     Other .......................................     $   111      $   187
                                                       -------      -------
    Net deferred tax assets ......................     $ 9,189      $ 2,814
                                                       =======      =======

     At September 30, 2000, the Company had foreign tax credit carryforwards of approximately $132,000, which expire in fiscal year 2004.

     At September 30, 2000, the Company had foreign net operating loss carryforwards of approximately $1,368,000, which will generally expire in varying amounts from 2002 through 2006.

     At September 30, 2000, the Company had total domestic net operating loss carryforwards of approximately $16,000,000. $4,400,000 of the domestic net operating loss carryforward is attributable to the acquisition of Applied Image Technology, Inc. ("AIT"). In accordance with the provisions of Internal Revenue Code Section 382, the Company's utilization of AIT's net operating loss carryforward is estimated to be limited to approximately, $600,000 per year. $11,600,000 of the domestic net operating loss carryforward is attributable to the benefit of the deduction related to the

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

exercise of stock options. The domestic net operating loss carryforwards will generally expire in varying amounts from 2002 through 2020

     At September 30, 2000, a valuation allowance was recorded for a portion of the net operating losses due to uncertainties as to the amount of taxable income that would be generated in future years.

C.   ACQUISITIONS:

     On September 29, 2000, the Company completed the acquisition of Applied Image Technology, Inc. ("AIT"). AIT specializes in web-based illustrated parts cataloging systems and graphical maintenance and repair documentation. The acquisition was recorded under the purchase method of accounting. The Company purchased all of the outstanding shares of common stock of AIT for $4.5 million, 215,000 shares of the Company's common stock and also assumed liabilities of $3.1 million. Goodwill of $10.4 million is being amortized on a straight-line basis over a period of five years.

     On August 21, 2000, the Company completed the acquisition of IDFM, Inc., a research and development consulting firm specializing in enterprise asset maintenance software. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets for the purchase price of $1,995,000 plus acquisition expenses. Goodwill of $2,003,000 is being amortized on a straight-line basis over a period of five years.

     On June 29, 2000, the Company completed the acquisition of the MAXIMO reseller business unit of MIPS Information, Productivity and Systems, Limited in Brazil. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets and assumed liabilities for the purchase price of $1.3 million plus acquisition expenses. Goodwill of $1.4 million is being amortized on a straight-line basis over a period of five years.

     On March 2, 2000, the Company completed the acquisition of INTERMAT, Inc., a leading provider of Maintenance, Repair and Operations ("MRO") content management tools and cataloging services. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock of INTERMAT, Inc. for $55.1 million plus acquisition costs of $1.3 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the remaining balance of $54.2 million was recorded as goodwill and other intangible assets. Goodwill of $47.7 million is being amortized over a period of 5 years on a straight-line basis. Other intangible assets of $6.5 million are being amortized over a period of three to five years on a straight-line basis.

     On October 29, 1999, the Company completed the acquisition of Modern Distribution Management, Inc., a leading newsletter publisher covering strategic management issues affecting suppliers and distributors of MRO supplies. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets and assumed liabilities for the purchase price of

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

$1.2 million plus acquisition expenses of $8,000. Goodwill of $1.2 million is being amortized on a straight-line basis over a period of five years.

     On December 10, 1998, the Company acquired the shares and assumed net liabilities of its Italian distributor, Work Management Consulting, s.r.l. for the sum of $411, 000. The transaction was accounted for using the purchase method of accounting. The resulting goodwill is being amortized on a straight-line basis over five years.

     On February 6, 1998, the Company acquired the stock of A.R.M. Group Inc., Ontario, Canada for the sum of $10.3 million in cash, stock, and assumed liabilities. A.R.M. Group Inc. was a privately held organization that helped businesses solve maintenance and materials management problems. The Company recorded the acquisition using the purchase method of accounting with $9.2 million of the purchase price allocated to in-process product development and charged to the consolidated statement of operations on March 31, 1998, $452,000 allocated to purchased technology, and $657,000 allocated to tangible assets. The Company determined that certain aspects of the acquired technology had not reached technological feasibility and had no alternative future use. The Company expensed the portion of the purchase price allocable to such in-process product development at the date of acquisition. The operating results of this acquired business have been included in the consolidated statement of operations from the date of acquisition.

     The following reflects unaudited proforma combined results of PSDI and INTERMAT, Inc. as if the acquisition had taken place at the beginning of fiscal year 2000, 1999, and 1998, respectively.

                                                       Year Ended September 30
                                                       -----------------------
(in thousands, except per share amounts)       2000             1999             1998
                                             ---------        ---------        ---------

Revenue
-------

PSDI .................................       $ 168,661        $ 145,665        $ 120,016
INTERMAT, Inc. .......................           3,629            9,832           10,118
                                             ---------        ---------        ---------
Combined .............................       $ 172,290        $ 155,497        $ 130,134
                                             =========        =========        =========

Net Income
----------

PSDI .................................       $   2,102        $  17,880        $   6,222
INTERMAT, Inc. .......................            (204)             717              898
Amortization of goodwill and
 Other intangible assets .............         (10,852)         (10,852)         (10,852)
                                             ---------        ---------        ---------
Combined .............................       $  (8,954)       $   7,745        $  (3,732)
                                             =========        =========        =========

Basic (loss)/income per share ........       $   (0.41)       $    0.38        $   (0.19)
Diluted (loss)/income per share ......       $   (0.41)       $    0.37        $   (0.19)

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

D.   NET INCOME PER SHARE:

Basic and diluted income per share are calculated as follows:

                                                    YEAR ENDED SEPTEMBER 30
                                                    -----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       2000          1999          1998
                                               ----          ----          ----
Net income ...........................       $ 2,102       $17,880       $ 6,222

Denominator:
Weighted average common shares
 outstanding - basic .................        21,682        20,459        19,865

Effect of dilutive securities
 (primarily stock options) ...........         1,104           635           291
                                             -------       -------       -------
Weighted average common shares
 outstanding - diluted ...............        22,786        21,094        20,156
                                             =======       =======       =======
Net income per share - basic .........       $  0.10       $  0.87       $  0.32
Net income per share - diluted .......       $  0.09       $  0.85       $  0.31

E.   MARKETABLE SECURITIES:

     The Company classifies its marketable securities as "available for sale" and carries them at aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax effect. Realized gains and losses are determined based on the specific identified cost of the securities. The marketable securities have various contractual maturities through the year 2017. Dividend and interest income, including amortization of the premium and discount arising at acquisition, are included in other income. The pre-tax unrealized holding gains and (losses) for September 30, 2000 were $0 and $(6,000), respectively. The pre-tax unrealized holding gains and (losses) for September 30, 1999 were $10,000 and $(62,000), respectively.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

As of September 30, 2000, marketable securities consisted of the following:

                                                                       Amortized     Fair Market
                                                                       ---------     -----------
(in thousands)                                                           Cost           Value
                                                                         ----           -----
     Current:
     Securities with maturity date of less than one year:
      U.S. Government Securities ...............................       $  2,250       $  2,249
      Tax exempt municipal securities ..........................          1,996          1,992
                                                                       --------       --------
                                                                       $  4,246       $  4,241
                                                                       --------       --------

     Noncurrent:
     Securities with maturity date greater than one year:
      Tax exempt municipal securities ..........................          1,060          1,059
                                                                       --------       --------
                                                                       $  1,060       $  1,059
                                                                       --------       --------

                                            Total ..............       $  5,306       $  5,300
                                                                       ========       ========

As of September 30, 1999, marketable securities consisted of the following:

                                                                       Amortized     Fair Market
                                                                       ---------     -----------
(in thousands)                                                           Cost           Value
                                                                         ----           -----
     Current:
     Securities with maturity date of less than one year:
      U.S. Government Securities ...............................       $ 17,248       $ 17,226
      Tax exempt municipal securities ..........................         13,705         13,694
                                                                       --------       --------
                                                                       $ 30,953       $ 30,920
                                                                       --------       --------

     Noncurrent:
     Securities with maturity date greater than one year:
       U.S. Government Securities ..............................            884            884
       Tax exempt municipal securities .........................          6,548          6,529
                                                                       --------       --------
                                                                       $  7,432       $  7,413
                                                                       --------       --------

                                            Total ..............       $ 38,385       $ 38,333
                                                                       ========       ========

F.   INVESTMENTS:

     During fiscal 2000, the Company purchased shares of common stock of a publicly traded company. In September 2000, the Company sold this common stock and realized a gain of $1,664,000. The Company has no other common stock investments as of September 30, 2000.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

G.   PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost and consist of the following:

                                                                         As of  September 30,
                                                                       ------------------------

(in thousands)                                                           2000            1999
                                                                       --------        --------
Computer equipment .............................................       $  7,537        $  9,059
Purchased software and internal use software ...................         11,796           6,996
Vehicles .......................................................             55             119
Furniture and fixtures .........................................          6,687           5,576
Leasehold improvements .........................................          3,832           3,051
                                                                       --------        --------
                                                                         29,907          24,801
Less accumulated depreciation and amortization .................        (15,336)        (12,746)
                                                                       --------        --------
                                                                       $ 14,571        $ 12,055
                                                                       ========        ========

     Total depreciation and amortization expense was $ 5,516,000, $3,702,000, and $3,300,000 for fiscal 2000, 1999 and 1998, respectively. Included in depreciation and amortization expense is amortization expense for purchased and internal use software of $2,628,000, $374,000, and $241,000 for fiscal 2000, 1999 and 1998, respectively.

H.   INTANGIBLE ASSETS:

     Intangible assets consist of the following:

                                                                          As of September 30,
                                                                       ------------------------

(in thousands)                                                           2000            1999
                                                                       --------        --------

Goodwill .......................................................       $ 64,015        $  2,687
Customer lists .................................................            411             411
Other intangible assets ........................................          7,932             100
                                                                       --------        --------
                                                                         72,358           3,198
Less accumulated amortization ..................................         (9,072)         (1,689)
                                                                       --------        --------
                                                                       $ 63,286        $  1,509
                                                                       ========        ========

Amortization expense was $7,553,000, $465,000 and $365,000 for fiscal 2000, 1999 and 1998, respectively.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

I.   ACCRUED COMPENSATION:

     A summary of accrued compensation consists of the following:

                                                                         As of September 30,
                                                                       -----------------------

(in thousands)                                                           2000           1999
                                                                       --------       --------
Accrued payroll ................................................          2,037          2,502
Accrued sales commissions ......................................          5,496          5,286
Accrued vacation pay ...........................................          1,018            641
                                                                       --------       --------
                                                                       $  8,551       $  8,429
                                                                       ========       ========

J.   BANK LINE OF CREDIT:

     At September 30, 2000, the Company's subsidiary, AIT, had a $2,500,000 line of credit with a bank, which matures on July 1, 2001. The notes bear interest at the bank's prime interest rate and the bank's prime interest rate plus .50%, respectively. The prime interest rate at September 30, 2000 was 9.5%. The notes are secured by the business assets of AIT. As of September 30, 2000, the amount outstanding on this line of credit was $2,278,000.

K.   COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facilities under operating lease agreements, which expire at various dates through June 30, 2019. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense under these leases was $5,969,000, $4,772,000, and $4,272,000 for fiscal 2000, 1999 and 1998, respectively.

     The operating leases provide for minimum aggregate future rentals as of September 30, 2000 as follows:

         (in thousands)
        2001..............................................    $ 5,667
        2002..............................................      5,192
        2003..............................................      2,414
        2004..............................................      1,904
        2005 and thereafter...............................     20,178
                                                              -------
                                                              $35,355
                                                              =======

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     The Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

L.   EMPLOYEE BENEFITS:

Cash or Deferred Plan
     The PSDI Cash or Deferred Plan (the "Plan") is a defined contribution plan available to substantially all of PSDI's domestic employees. The Plan was established in 1988 under Section 401(a) of the Internal Revenue Code. Under the Plan, employees may make voluntary contributions based on a percentage of their pretax earnings.

     Effective January 1, 1993, the Plan was amended to provide for both a guaranteed and a discretionary contribution made by PSDI. Amounts charged to expense for this Plan in fiscal 2000, 1999, and 1998 were $656,000, $340,000, and $329,000, respectively.

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

     The exercise price of Incentive Options must be at least equal to the fair market value on the date of grant. The exercise price of Nonqualified options must not be less than 85% of the fair market value on the date of grant. These options vest in equal installments over four years, commencing on December 31, 1994.

     On March 4, 1999, the Board of Directors of the Company elected to terminate the 1994 Option Plan upon the adoption of the 1999 Equity Incentive Plan (the "1999 Plan"). The stockholders of the Company, on March 24, 1999, approved amendments to the vesting and transferability of options granted to outside directors under the 1994 Option Plan.

1999 Equity Incentive Plan
     On March 24, 1999, the Company's stockholders and the Board of Directors of the Company adopted the 1999 Equity Incentive Plan (the "1999 Plan") that provided for the grant of incentive stock options, non statutory stock options, stock bonuses, rights to purchase restricted stock, stock appreciation rights and other awards based upon the Company's common stock. Up to 1,850,000 shares of Common Stock (subject to adjustment upon certain changes in the capitalization of the Company) may be issued pursuant to grants awarded under the 1999 Plan. The 1999 Plan was amended and restated on April 25, 2000.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     The exercise price of Incentive Options must be at least equal to the fair market value on the date of grant. The exercise price of Nonqualified options must not be less than 85% of the fair market value on the date of grant. These options vest in equal installments over four years, commencing on March 16, 1999. Awards of options under the 1999 Plan may be made until March 24, 2009. No incentive options may extend for more than ten years from the date of grant.

     Stock option activity is summarized as follows:

                                                                     Weighted
                                              No. of Shares        Average Price
                                              -------------        -------------

Outstanding shares at September 30, 1997       1,507,938             $ 8.82
1998
----
Granted                                          700,400             $12.40
Canceled                                        (477,362)            $11.32
Exercised                                       (221,508)            $ 4.16
Outstanding at September 30, 1998              1,509,468             $10.38
Exercisable at September 30, 1998                591,070             $ 7.89

1999
----
Granted                                        1,061,000             $ 9.66
Canceled                                        (129,954)            $11.00
Exercised                                       (274,478)            $ 7.90
Outstanding at September 30, 1999              2,166,036             $10.30
Exercisable at September 30, 1999                671,400             $ 9.75

2000
----
Granted                                        1,733,750             $34.48
Canceled                                        (197,776)            $23.66
Exercised                                       (451,657)            $10.08
Outstanding at September 30, 2000              3,250,353             $22.42
Exercisable at September 30, 2000                671,974             $10.21

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

The following table summarizes information about stock options outstanding at September 30, 2000:

                             Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------------   --------------------------------
                            Number        Weighted-Avg
                         Outstanding      Remaining                               Number
Range of                    As of         Contractual        Weighted-Avg         Exercisable       Weighted-Avg
Exercise Prices            9/30/00        Life (years)       Exercise Price       As of 9/30/00     Exercise Price
---------------            -------        ------------       --------------       -------------     --------------

$   2.84-$ 3.17              71,138           3.6               $ 2.92                 71,138           $ 2.92
$   6.82-$ 9.82             851,567           7.6               $ 9.10                220,565           $ 9.03
$  10.57-$15.50             653,148           6.6               $12.35                374,021           $12.10
$  16.00-$21.88             128,500           9.7               $18.59                  6,250           $21.31
$  24.06-$30.13             712,500           9.6               $25.39                    ---              ---
$  36.50-$54.50             654,000           9.1               $38.81                    ---              ---
$  59.13-$85.00             179,500           9.3               $61.25                    ---              ---
                          ---------                                                  --------
Total                     3,250,353                                                   671,974
                          ---------                                                  --------

     The Company complies with the pro forma disclosure requirements of Statement of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The fair value method of the Company's stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimated fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

     The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                          Year Ended September 30,
                                    ------------------------------------

                                    2000            1999            1998
                                    ----            ----            ----

Expected life (in years)            3.36            3.49            3.25
Volatility                            91%             76%             70%
Risk-free interest rate             6.22%           4.40%           5.63%
Dividend yield                         0%              0%              0%

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company's pro forma information is as follows:

                                                                        Year Ended September 30,
                                                                        ------------------------

                                                                   2000           1999           1998
                                                                   ----           ----           ----
     (in thousands, except per share amounts)

Net income/(loss)
     As reported.............................................    $ 2,102         $17,880        $6,222
     Pro forma                                                   $(4,713)        $14,644        $5,252
Net income/(loss) per share, basic
     As reported.............................................    $  0.10         $  0.87        $ 0.32
     Pro forma                                                   $ (0.22)        $  0.72        $ 0.26
Net income/(loss) per share, diluted
     As reported.............................................    $  0.09         $  0.85        $ 0.31
     Pro forma                                                   $ (0.22)        $  0.70        $ 0.26

     Under SFAS 123, the weighted-average estimated fair value of options granted during fiscal 2000, 1999 and 1998 were $21.92, $4.25 and $3.29 per share, respectively.

Employee Stock Purchase Plan
     On March 10, 1994, the Board of Directors of the Company adopted the 1994 Employee Stock Purchase Plan that provides for a maximum issuance of 450,000 shares of Common Stock for purchase by eligible employees at 85% of the lower of the fair market value of the Company's Common Stock on either the first or last day of the semi-annual offering period. No compensation expense is recorded in connection with the plan. During fiscal year ended 2000, employees purchased 25,766 shares at a price of $23.59 and 13,933 shares at a price of $18.49 for the offering periods ended November 30, 1999 and May 31, 2000, respectively. Approximately 214 employees participated in the plan during the fiscal year ended 2000. Total shares purchased in 1999 and 1998 were 42,736 and 48,654, respectively.

M.   STOCKHOLDERS' EQUITY:

Preferred Stock
     On March 11,1994, the issuance of up to 1,000,000 shares of preferred stock, $0.01 par value was authorized. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series and the designation of such series.

     In January 1998, the Board of Directors of the Company adopted a stockholder rights plan by declaring a dividend distribution of one preferred stock purchase right (one "Right") on each share of the Company's Common Stock outstanding on January 27, 1998 or, in certain circumstances,

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

issued thereafter. Initially, the Rights are not exercisable, not represented by separate Right certificates and do not trade separately from the Company's Common Stock. Ten days after a tender offer or acquisition of 15% or more of the Company's common stock, each right may be exercised for $140 ("Exercise Price") to purchase one one thousand of one share of the Company's Series A Junior Participating Preferred Stock. Each one one-thousandth of each share of Series A Junior Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. In addition after such rights are triggered, each Right entitles the holder to purchase common stock of the Company with a fair value of twice the Exercise Price or, in certain circumstances, securities of the acquiring company for the Exercise price. Each Right expires in January 2008 and, during specified periods; the Company may redeem or exchange each Right for $.01 or one share of common stock, respectively. The Rights Agreement has been filed by the Company with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A dated February 2, 1998. Stockholders are urged to review the Rights Agreement for a complete understanding of the Rights Plan. The Rights Plan, while providing the Board of Directors with flexibility in connection with possible acquisitions and deterring unfair or coercive takeover tactics, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, beneficial ownership of 15% or more of the outstanding shares of the Company's Common Stock.

Common Stock
     In April 1999, the Company signed agreements with W.W. Grainger, Inc., a provider of MRO supplies and related information in North America. W.W. Grainger, Inc. acquired 1,000,000 shares of the Company's common stock for $14.5 million, less expenses of $954 thousand and acquired a two-year option to purchase 5% of the Company's wholly owned subsidiary, MRO.com, Inc. for an exercise price of $3.8 million. This option was terminated by agreement of the parties in November of 2000.

     On October 15, 1999, the Company's Board of Director's approved a 2-for-1 stock split in the form of a dividend of its common stock to be paid to all shareholders on December 22, 1999. The stock split was subject to shareholder approval of an increase in the Company's authorized common stock, $0.01 par value per share, from 15,350,000 shares to 50,000,000 shares. Stockholders approved the transaction on December 15, 1999. All share and per share data has been restated to reflect this stock split as though it had occurred at the earliest period presented.

     As of September 30, 2000, the Company has a restricted stock agreement with one employee. In exchange for continued employment, the employee received 15,000 shares subject to vesting provisions over the next three years. The shares will vest equally in amounts of 5,000 on each September 30, 2001, 2002, and 2003. Upon issuance of the shares, deferred compensation was charged to stockholders' equity for the cost of the restricted stock and will be amortized to stock based compensation expense ratably over the vesting periods.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

N.   SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Cash paid for interest and taxes was as follows:

                                                               Year Ended September 30,
                                                               ------------------------

        (in thousands)                                    2000          1999           1998
                                                          ----          ----           ----
        Interest...............................         $  107         $   38        $  389
        Income taxes...........................          4,773          8,657         7,382

     Acquisitions of businesses were as follows:

                                                              Year Ended September 30,
                                                              ------------------------

        (in thousands)                                  2000            1999          1998
                                                        ----            ----          ----

        Fair value of assets acquired..........       $71,783          $ 592        $10,280
        Fair value of liabilities assumed......        (4,446)          (729)        (2,751)
        Net cash paid for acquisitions.........       $62,278          $ 180        $ 6,400

O.   SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

     The Company has identified two reportable industry segments: the development, marketing and support of asset maintenance management software (MAXIMO) and the development, marketing and support of e-commerce software products and the related network services (MRO.COM). Asset information by reportable segment is not reported, since the Company does not produce such information internally. The Company also manages these segments across geographic reportable segments: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. The accounting policies for each segment are the same as those described in the summary of significant policies (Note A). All segments are managed by the same board of directors and executive officers.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     A summary of the Company's operations by product line was as follows:

                                                                                Year Ended September 30,
                                                                                ------------------------

(in thousands)                                                           2000             1999             1998
                                                                       ---------        ---------        ---------
Revenues:

       Asset maintenance software and services .................       $ 139,544        $ 139,569        $ 119,156
       Internet e-Commerce software and services ...............          29,117            6,096              860
                                                                       ---------        ---------        ---------
                                                                       $ 168,661        $ 145,665        $ 120,016
                                                                       ---------        ---------        ---------

(Loss)/income from operations:
       Asset maintenance software and services .................       $  28,523        $  31,768        $  23,282
       Internet e-Commerce software and services ...............         (29,094)          (7,435)         (10,380)
                                                                       ---------        ---------        ---------
                                                                       $    (571)       $  24,333        $  12,902
                                                                       ---------        ---------        ---------

Depreciation and amortization expense:
       Asset maintenance software and services .................       $  12,081        $   4,291        $   4,042
       Internet e-Commerce software and services ...............           1,008              132              502
                                                                       ---------        ---------        ---------
                                                                       $  13,089        $   4,423        $   4,544
                                                                       ---------        ---------        ---------

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

     A summary of the Company's operations by geographical area was as follows:

                                                                                  Year Ended September 30,
                                                                                  ------------------------

(in thousands)                                                              2000             1999             1998
                                                                          ---------        ---------        ---------
Revenues:

       United States ..............................................       $ 103,623        $  86,603        $  70,284
       Other Americas .............................................          12,458            2,594            5,436
       Intercompany revenues ......................................           2,867           11,869           14,944
                                                                          ---------        ---------        ---------
                                             Subtotal .............       $ 118,948        $ 101,066        $  90,664
                                                                          ---------        ---------        ---------

       Europe/Middle East and Africa ..............................          41,415           44,757           36,956
       Asia/Pacific ...............................................          11,165           11,711            7,340
       Consolidating eliminations .................................          (2,867)         (11,869)         (14,944)
                                                                          ---------        ---------        ---------
                                             Total revenues .......       $ 168,661        $ 145,665        $ 120,016
                                                                          ---------        ---------        ---------

(Loss)/income from operations:
       United States ..............................................       $   2,561        $  23,782        $  21,345
       Other Americas .............................................          (7,880)          (1,731)          (9,780)
       Europe/Middle East and Africa ..............................           8,646            1,655              879
       Asia/Pacific ...............................................          (3,898)             627              458
                                                                          ---------        ---------        ---------
                                                                          $    (571)       $  24,333        $  12,902
                                                                          ---------        ---------        ---------

Long-lived assets:
       United States ..............................................       $  72,898        $  10,510        $   7,192
       Other Americas .............................................           2,234              316              143
       Europe/Middle East and Africa ..............................           4,314            2,577            2,410
       Asia/Pacific ...............................................             579              567              446
                                                                          ---------        ---------        ---------
                                                                          $  80,025        $  13,970        $  10,191
                                                                          ---------        ---------        ---------

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

     In 1998, 11% of the Company's operating revenues were derived from U.S. Government agencies and affiliates. No customer accounted for more than 10% of revenue in fiscal 2000 or 1999.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL. A                                       COL. B            COL. C                        COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                           ----------------------------

                                            BALANCE AT       CHARGED TO      CHARGED TO                       BALANCE AT
                                            BEGINNING         COSTS AND        OTHER                           END OF
                                            OF PERIOD         EXPENSES        ACCOUNTS      DEDUCTIONS         PERIOD
                                           -----------------------------------------------------------------------------
YEAR ENDED SEP.30, 2000
  Allowance for doubtful accounts          $ 2,866,751      $   850,940                     $  892,977       $ 2,824,714

YEAR ENDED SEP.30, 1999
  Allowance for doubtful accounts          $ 2,614,137      $ 1,137,694                     $  885,080       $ 2,866,751

YEAR ENDED SEP.30, 1998                    $ 2,286,574      $ 1,916,189                     $1,588,626       $ 2,614,137
  Allowance for doubtful accounts

                                  EXHIBIT INDEX

EXHIBIT
NO.  DESCRIPTION                                                           PAGE
---  -----------                                                           ----

3.1  Amended and Restated Articles of Organization of the Company (included as
     Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 File No. 0-23852 and incorporated herein by reference)
3.3 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
3.4 Amendment to Articles of Organization adopted on December 15, 1999 (included as Exhibit 3.4 to the Company's Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)
4.1 Specimen certificate for the Common Stock of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
4.3 Rights Agreement dated as of January 27, 1998, between Project Software & Development, Inc. and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No.0-23852, and incorporated herein by reference)
4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (included as
     Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
9.1 1996 Daniels Voting Trust Agreement dated August 19, 1996 among Susan H. Daniels, Robert L. Daniels and

     Robert L. Daniels, as Trustee (included as Exhibit 9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 19996, and incorporated herein by reference) File No. 0-23852 and incorporated herein by reference)
10.1 Fiscal Year 2000 Executive Bonus Plan (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 0-23852 and incorporated herein by reference)
10.2 Offer letter; Peter J. Rice, Executive Vice President Finance & Administratiion, Chief Financial Officer & Treasurer
10.3 Amended and Restated 1999 Equity Incentive Plan (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 0-23852 and incorporated herein by reference)
10.4 Stock Purchase Agreement dated as of January 11, 2000, between Project Software & Development, Inc. and Strategic Distribution, Inc. (included as
     Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 15, 2000, File No. 0-23852, and incorporated herein by reference)
10.5 Amendment No. 1 to Stock Purchase Agreement dated February 29, 2000 (included as Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 15, 2000, File No. 0-23852, and incorporated herein by reference)
21.1 Subsidiaries of the Company
23.1 Consent of PricewaterhouseCoopers LLP
27.1 Financial Data Schedule