Form 10-K/A
period 2000-09-30
PROJECT SOFTWARE & DEVELOPMENT INC
filed 2001-01-29
CIK 920354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO.1

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
(mark one)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
OF 1934
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
---
EXCHANGE ACT OF 1934

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
Yes    X         No
    -------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
                             ------

As of December 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $137,826,709 based on the last sale price of such stock on such date.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 22,074,351 shares of common stock, $.01 par value per share, as of December 15, 2000.

     Part III of the Registrants' Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

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

NAME                                AGE              POSITION
Norman E. Drapeau, Jr.              40               President and Chief Executive Officer and
                                                     Director - Class III

Robert L. Daniels                   58               Executive Chairman of the  Board - Class I

Peter J. Rice                       48               Executive Vice President, Chief Financial
                                                     Officer and Treasurer

William J. Sawyer                   55               Executive Vice President - Operations

Ted D. Williams                     52               Executive Vice President - Worldwide Sales

John W. Young                       48               Executive Vice President - Products and
                                                     Technology

Craig Newfield                      41               Vice President & General Counsel

Richard P. Fishman (1)              54               Director - Class III

John A. McMullen (1)                59               Director - Class I

Stephen B. Sayre (2)                49               Director - Class II

Alan L. Stanzler (2)                57               Director - Class II

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

     ROBERT L. DANIELS founded the Company in 1968 and has been a director since that time. Mr. Daniels served as Chairman of the Board and Chief Executive Officer from 1968 to 1996 and as President from 1968 to 1995. Mr. Daniels resigned as Chairman of the Board in August 1996 and as an employee of the Company in December 1996. Mr. Daniels acted as an executive consultant to the Company from that time until August 1997. In May 1998, Mr. Daniels rejoined the Company and was elected Executive Chairman of the Board.

     PETER J. RICE joined the Company in 2000 as Executive Vice President of Finance and Administration, Chief Financial Officer, and Treasurer. From 1998 to 2000, Mr. Rice was Vice President of Finance and Administration, Chief Financial Officer, and Treasurer of Interleaf, a developer of e-publishing and e-content software products. Interleaf was sold to Broadvision, Inc. in 2000. From 1995 to 1998, Mr. Rice was Vice President, Chief Financial Officer and Treasurer for Media 100, Inc. From 1990 to 1995, Mr. Rice was Vice President, Corporate Controller and Chief Accounting Officer of M/A Com, Inc. Prior there to, Mr. Rice held senior financial management positions at Apollo Computer and Atex, Inc.

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

     TED D. WILLIAMS originally joined the Company in 1984 and served as Director, MAXIMO until 1988. From 1988 to 1993, Mr. Williams was President and Chief Operating Officer of Comac Systems Corporation, a software application company. In 1993, Mr. Williams rejoined the Company as Director, Eastern Regional Sales. He was appointed Vice President- North American Sales in 1996 and Vice President- Worldwide Sales in January 1998. In October, 1998, Mr. Williams was appointed Executive Vice President- Worldwide Sales.

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

     CRAIG NEWFIELD joined the Company as Vice President, General Counsel and Clerk in September 2000. From October 1997 through August 2000 Mr. Newfield was Vice President, General Counsel and Clerk of Interleaf, Inc., a developer of e-publishing and e-content software products. Interleaf was sold to Broadvision, Inc. in 2000. From April 1996 through September

1997, Mr. Newfield was General Counsel and Secretary of OneWave, Inc., a start-up internet software product and services vendor, since re-named as Primix Solutions. From February 1993 to April 1996, Mr. Newfield served as in-house counsel for Marcam Corporation, a business application (ERP) software products and services vendor.

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

     JOHN A. MCMULLEN was elected as a director in April 2000. Mr. McMullen is the Managing Principal of Cambridge Meridian Group, Inc. a strategy-consulting firm that serves Fortune 500 and technology-based companies with which he has been employed since 1985. Mr. McMullen taught business strategy at Harvard Law School from the mid 1980's to 1990 and, as one of the original members of CMGI's Board of Directors, served on that Board from 1988 through 1999. He currently serves on the Board of Ezenia!, Inc., a Nasdaq listed company, in a term that began in 2000. In addition, he serves, or has served, on the Boards of twelve other private, chiefly technology-oriented companies. From 1993 to 1997 he was an informal advisor to Senator Bill Bradley (NJ). In 1998 he ran for the United States Senate from Vermont.

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

     Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 2000 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2000, or written representations that Form 5 was not required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% stockholders were fulfilled in a timely manner, except that Mr. Rice was late in filing one Form 3 and Mr. Fishman. reported one transaction on a late Form 4 and reported four other transactions that were reportable on Form 4s on a Form 5. After investigating these matters, the Company has concluded that any omissions were inadvertent, and that none of the transactions gave rise to liability under
Section 16(b) of the Exchange Act for recapture of short-swing profits.

     ITEM 11. EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table sets forth certain information concerning the compensation earned by the Company's Chief Executive Officer and the four other most highly paid executive officers of the Company (collectively, the "named executive officers") for services rendered in all capacities to the Company during fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-term
                                                                                   Compensation
                                                                                      Awards
                                           Annual Compensation                     -------------
                             ------------------------------------------------       Securities       All Other
                             Fiscal                              Other Annual       Underlying      Compensation
Name and Principal Position   Year     Salary($)      Bonus($)   Compensation      options(#)(1)      ($)(2)
---------------------------  ------    ---------      --------   ------------      -------------   ------------
Norman E. Drapeau, Jr.         2000     $317,500   $137,495(3)            ---         200,000           $2,400
  President and                1999     $295,000   $375,414(4)            ---         200,000           $2,500
  Chief Executive Officer      1998     $224,375           ---     $30,241(5)          60,000           $2,375

Robert L. Daniels              2000     $317,500   $137,495(3)            ---             ---              ---
  Executive Chairman of the    1999     $295,000   $375,414(4)            ---             ---              ---
  Board                        1998     $110,625           ---            ---             ---              ---

John W. Young                  2000     $197,500    $67,690(3)            ---          60,000           $2,400
  Executive Vice-President     1999     $185,000    $88,166(4)            ---          90,000           $2,500
  Products and Technology      1998     $160,000           ---            ---          40,000           $2,375

William J. Sawyer (5)          2000     $196,672    $67,690(3)                         55,000           $2,400
  Executive Vice President     1999     $172,591    $88,166(4)    $30,000 (7)          90,000           $2,500
  of Operations                1998      $18,750(6)        ---     $6,154 (8)             ---              ---

Ted D. Williams                2000     $192,502    $67,926(3)                         55,000           $2,400
Executive Vice President       1999     $168,750           ---   $174,983 (9)          70,000           $2,500
Worldwide Sales                1998     $135,000           ---    $71,180 (9)          20,000           $2,375

-------------------------
(1) Represents shares of Common Stock issuable upon exercise of stock options granted under the Company's 1994 Stock Option Plan or under the 1999 Equity Incentive Plan. All share numbers in this Proxy Statement have been adjusted to reflect the Company's two-for-one stock split effected by means of a stock dividend on December 15, 1999.

(2) The amounts reported represent contributions made by the Company pursuant to the Company's 401(k) Plan and Trust for fiscal 2000 and for the fiscal years ended September 30, 1999 and 1998 ("fiscal 1999" and "fiscal 1998," respectively).

(3)  Represents bonuses paid under the Company's 2000 Executive Bonus Plan.

(4)  Represents bonuses paid under the Company's 1999 Executive Bonus Plan.

(5) Represents commissions paid under Mr. Drapeau's individual incentive compensation plan as Executive Vice President Worldwide Sales designed to reward him for achievement of quarterly and annual revenue and contribution targets.

(6)  Mr. Sawyer left the Company in November 1997 and returned in October 1998.

(7)  Represents a bonus paid when Mr. Sawyer was rehired.

(8) Represents payment for unused vacation time in connection with Mr. Sawyer's departure from the Company.

(9) Represents commissions paid under Mr. Williams's individual incentive compensation plan as Vice President Worldwide Sales designed to reward him for achievement of quarterly and annual revenue and contribution targets.

     Option Grants in Last Fiscal Year. The following table sets forth certain information regarding stock options granted during fiscal 2000 by the Company to the named executive officers.

                                            OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                                                                                             Potential Realizable
                                                                                               Value at Assumed
                                 Number of                                                   Annual Rate of Stock
                                Securities    Percent of Total                              Price Appreciation for
                                Underlying     Options Granted    Exercise                      Option Term(4)
                                  Options      to Employees in     Price      Expiration        --------------
            Name              Granted (#)(1)  Fiscal Year(%)(2)  ($/Sh)(3)       Date          5%($)       10%($)
            ----              --------------  -----------------  ---------       ----       ------------------------
Norman E. Drapeau, Jr .               80,000              4.6%     $59.125       01/11/10   $2,974,400   $ 7,536,800
                                      30,000              1.7%     $29.375       04/13/10   $  554,400   $ 1,404,300
                                      90,000              5.2%     $24.0625      06/05/10   $6,501,825   $11,634,525
--------------------------------------------------------------------------------------------------------------------
Robert L. Daniels                      -----             -----        -----         -----        -----         -----
--------------------------------------------------------------------------------------------------------------------
Jack W. Young                         30,000              1.7%     $59.125       01/11/10   $1,115,400   $ 2,826,300
                                      30,000              1.7%     $24.0625      06/05/10   $2,167,275   $ 3,878,175
--------------------------------------------------------------------------------------------------------------------
William J. Sawyer                     25,000              1.4%     $59.125       01/11/10   $  929,500   $ 2,355,250
                                      30,000              1.7%     $24.0625      06/05/10   $2,167,275   $ 3,878,175
--------------------------------------------------------------------------------------------------------------------
Ted D. Williams                       25,000              1.4%     $59.125       01/11/10   $  929,500   $ 2,355,250
                                      30,000              1.7%     $24.0625      06/05/10   $2,167,275   $ 3,878,175
--------------------------------------------------------------------------------------------------------------------

-----------------------
(1) Represents shares of Common Stock issuable upon exercise of incentive stock options granted under the Company's 1999 Equity Incentive Plan.

(2) The Company granted to employees options for the purchase of an aggregate of 1,733,750 shares of Common Stock in fiscal 2000 pursuant to the 1999 Equity Incentive Plan.

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

     Option Exercises and Fiscal Year-End Values. The following table sets forth certain information concerning stock options exercised during fiscal 2000 and stock options held as of September 30, 2000 by each of the named executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

---------------------------------------------------------------------------------------------------------------------------
                              Shares                         Number of Unexercised              Value of Unexercised
                             Acquired           Value              Options at                   In-The-Money Options
                                On            Realized          Fiscal Year-end                at Fiscal Year End($)(2)
                                                                ---------------                ------------------------
---------------------------------------------------------------------------------------------------------------------------
         Name                Exercise(#)        ($)(1)   Exercisable(#)  Unexercisable(#)  Exercisable($)  Unexercisable($)
         ----                -----------        ------   --------------  ----------------  --------------  ----------------
---------------------------------------------------------------------------------------------------------------------------
Norman E. Drapeau, Jr.             20,000    $1,167,873         224,498          315,000     $1,223,647           $687,593
---------------------------------------------------------------------------------------------------------------------------
Robert L. Daniels                   -----         -----           -----            -----          -----              -----
---------------------------------------------------------------------------------------------------------------------------
John W. Young                      33,000    $1,180,263          79,998          115,000     $  380,000           $317,898
---------------------------------------------------------------------------------------------------------------------------
William J. Sawyer                  15,000    $  780,687          30,000          110,190     $  172,035           $316,487
---------------------------------------------------------------------------------------------------------------------------
Ted D. Williams                    26,644    $  974,172          33,356           95,000     $  191,792           $240,005
---------------------------------------------------------------------------------------------------------------------------

------------------------
(1) Value is based on the last sale price of the Common Stock on the exercise date, as reported by the Nasdaq Stock Market, or the price at which shares acquired upon exercise of the option were actually sold (in the event of a concurrent exercise and sale), less the applicable option exercise price.

(2) Value is based on the last sale price of the Common Stock on September 29, 2000, as reported by the Nasdaq Stock Market ($15.547 per share), less the applicable option exercise price. These values have not been and may never be realized. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of the sale of the shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Alan L. Stanzler and Stephen B. Sayre served on the Compensation Committee during fiscal 2000. Neither Mr. Stanzler nor Mr. Sayre, nor any executive officer of the Company, has any relationship requiring disclosure by the Company pursuant to item 402(j) of Regulation S-K promulgated by the SEC.

DIRECTORS' COMPENSATION

     Members of the Board of Directors who are not employees of the Company or one of the Company's subsidiaries ("Non-Employee Directors") receive a quarterly fee of $2,500. Non-Employee Directors also receive fees of $1,000 for each meeting of the Board of Directors and $750 for each meeting of a committee of the Board which they attend, provided that no fee is paid with respect to a committee meeting if the committee meeting is held on the same date as a Board meeting. Non-Employee Directors receive $500 for participating in a telephonic Board or committee meeting. Non-Employee Directors are reimbursed for out-of-pocket expenses incurred in the performance of their duties as directors of the Company. Directors who are employees of the Company are not paid any separate fees for serving as directors.

     Pursuant to the 1999 Equity Incentive Plan, each Non-Employee Director elected or appointed to the Board at the time of an annual meeting of stockholders or special meeting in lieu thereof, upon first joining the Board, is automatically granted an option to purchase 27,000 shares of Common Stock (each an "Initial Option"). Each Non-Employee Director is eligible to receive an additional option to purchase 27,000 shares of Common Stock (each an "Additional Option") as follows: (i) each Class II and Class III Non-Employee Director in office on the date of the special meeting in lieu of annual meeting of stockholders held with respect to the Company's 1999 fiscal year, which was held on April 25, 2000, was automatically granted an Additional Option and (ii) upon the Final Vesting Date, as defined below, of any Initial Option or Additional Option held by a Non-Employee Director whose term in office will continue after such Final Vesting Date, or who has been nominated by the Board of Directors for election to a term that will continue after such date, such Non-Employee Director is automatically granted an Additional Option.

     In lieu of a grant of an Initial Option as described above, in the event that a Non-Employee Director is first elected or appointed to the Board at any time other than at an annual meeting of stockholders or special meeting in lieu thereof, such Non-Employee Director upon first being so elected or appointed is automatically granted an option for a number of shares of Common Stock equal to the sum of (i) 18,000 plus (ii) 9,000 multiplied by N/365 where "N" is the number of days remaining between the date of such election or appointment of such Non-Employee Director and the first anniversary of the date of the Company's most recent annual meeting of stockholders or special meeting in lieu thereof (the "Prorated Shares").

     Each Initial Option and each Additional Option has an exercise price equal to the fair market value of the Common Stock on the date of grant (determined in accordance with the terms of the 1999 Equity Incentive Plan). All Initial Options granted to Non-Employee Directors elected or appointed to the Board at the time of an annual meeting of stockholders or special meeting in lieu thereof, and all Additional Options, vest in three equal installments immediately before each of the first three annual meetings of stockholders or special meetings in lieu thereof following the date of grant of such option, provided in each case that at such time the Non-Employee Director is then in office as a director. With respect to an Initial Option granted to a Non-Employee Director who is elected or appointed to the Board at any time other than at an annual meeting of stockholders or special meeting in lieu thereof, the option vests as to the Prorated Shares immediately before the first annual meeting of stockholders or special meeting in lieu thereof following the date of grant of such Initial Option and as to the remaining 18,000 shares in two equal installments immediately before each of the second and third annual meetings of stockholders or special meetings in lieu thereof following the date of grant of such Initial Option, provided in each case that at such time the Non-Employee Director is then in office as a director. The date on which the last such installment of any option vests is herein referred to as its "Final Vesting Date." All such options expire on the date which is five years from the date of grant.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of January 10, 2001 by (i) each person known by the Company to own beneficially more than five percent of the Common Stock as of such date, (ii) each director of the Company, (iii) each named executive officer, (iv) each expected nominee as a director of the Company and (v) all executive officers and directors of the Company as a group:

                                                                                     Shares Beneficially
                                                                                          Owned (1)
                                                                                          ---------
Name                                                                             Number               Percent
----                                                                             ------               -------
Robert L. Daniels (2)(3).............................................           4,821,620              17.9%
  100 Crosby Drive
  Bedford, MA  01730
Kopp Investment Advisors, Inc. (4)...................................           2,151,400               8.9%
  6600 France Avenue South
  Edina, MN  55435
Susan H. Daniels (2)(3)(5)...........................................           1,311,758               5.6%
  100 Crosby Drive
  Bedford, MA  01730
Fidelity Management & Research Company (6) ..........................           1,457,100               6.2%
  82 Devonshire Street
  Boston, MA  02109
Norman E. Drapeau, Jr. (7)...........................................             244,498               1.1%
John W. Young (7)....................................................              87,498                  *
Ted D. Williams (8)..................................................              42,147                  *
William J. Sawyer (9)................................................              40,677                  *
Alan L. Stanzler (10)................................................              55,500                  *
Stephen B. Sayre (7).................................................              29,000                  *
Richard P. Fishman (11)..............................................              37,100                  *
John A. McMullen (12) ...............................................               9,500                  *
All directors and executive officers as a group......................           5,379,040              20.4%
  (11 persons)(2)(3) (7)(8)(9)(10)(11)(12)

-------------------------
* Less than one percent.

(1) The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion herein of shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2) Excludes 160,400 shares held in three trusts for the benefit of Mr. Daniels' children and 4,400 shares held by Mr. Daniels as custodian for the benefit of a minor child. Each of Robert L. Daniels and Susan H. Daniels disclaims beneficial ownership of these shares.

(3) Includes shares held by Robert L. Daniels as sole Trustee of the 1996 Daniels Voting Trust (the "Voting Trust"). Of the 2,112,516 shares subject to the Voting Trust, 1,056,258 are owned beneficially by Mr. Daniels and 1,056,258 are owned beneficially by Susan H. Daniels. Mr. Daniels, as Trustee, has sole voting power with respect to the shares subject to the Voting Trust. Mr. Daniels also owns 2,709,104 shares free of the Voting Trust, and Susan Daniels also owns 255,500 shares free of the Voting Trust. The Voting Trust will terminate upon the written agreement of the parties or the fifth anniversary of the creation of the Voting Trust, whichever comes first. Each of Mr. Daniels and Susan Daniels disclaims beneficial ownership of the shares beneficially owned by the other. Robert and Susan Daniels are divorced.

(4)  This information is as of September 30, 2000 and is based upon a report on
     Schedule 13F filed by Kopp Investment Advisors, Inc. with the Securities and Exchange Commission .

(5) Excludes 10,400 shares held by Susan H. Daniels as Trustee of the Susan Daniels Family Charitable Foundation. Susan H. Daniels disclaims ownership of these shares.

(6)  This information is as of September 30, 2000 and is based upon a report on
     Schedule 13F filed by FMR Corporation with the Securities and Exchange Commission.

(7) Represents shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(8) Includes 39,606 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(9) Includes 36,250 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(10) Includes 42,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(11) Includes 24,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(12) Includes 9,000 shares issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Norman E. Drapeau, Jr., the Company's President and Chief Executive Officer, received an interest free loan from the Company during fiscal 1999 in the amount of $150,000, which was the largest aggregate amount of indebtedness owed by Mr. Drapeau to the Company during fiscal 1999. The loan was intended as an advance against Mr. Drapeau's future bonuses. The loan was repaid in full in November 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 26, 2001

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

/s/ Norman E. Drapeau, Jr.              President and Chief                January 26, 2001
----------------------------            Executive Officer
Norman E. Drapeau, Jr.                  (Principal Executive
                                        Officer)

/s/ Robert L. Daniels                   Executive Chairman of              January 26, 2001
----------------------------            the Board
Robert L. Daniels

/s/ Peter J. Rice                       Executive Vice President,          January 26, 2001
----------------------------            Chief Financial Officer
Peter J. Rice                           and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

/s/ Richard P. Fishman                  Director                           January 26, 2001
----------------------------
Richard P. Fishman

/s/ John A. McMullen                    Director                           January 26, 2001
----------------------------
John A. McMullen

/s/ Stephen B. Sayre                    Director                           January 26, 2001
----------------------------
Stephen B. Sayre

/s/ Alan L. Stanzler                    Director                           January 26, 2001
----------------------------
Alan L. Stanzler