Form 10-Q
period 2000-12-31
PROJECT SOFTWARE & DEVELOPMENT INC
filed 2001-02-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 22,108,810 shares of common stock, $.01 par value per share, as of January 31, 2001.

                      PROJECT SOFTWARE & DEVELOPMENT, INC.
                                   10-Q INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                              PAGE

          Consolidated Balance Sheets (unaudited) as of December 31,
          2000 and September 30, 2000.                                       3

          Consolidated Statements of Operations (unaudited) for the
          three months ended December 31, 2000 and 1999.                     4

          Consolidated Statements of Cash Flows (unaudited) for the
          three months ended December 31, 2000 and 1999.                     5

          Notes to Consolidated Financial Statements (unaudited).            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        28

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  29

          SIGNATURE                                                         31

                 PROJECT SOFTWARE & DEVELOPMENT, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)



                     ASSETS                                 DECEMBER 31,  SEPTEMBER 30,
                                                               2000          2000
                                                            -----------   -------------
  (in thousands)
Current assets:
  Cash and cash equivalents                                  $  36,330      $  31,584
  Marketable securities                                          2,243          4,241
  Accounts receivable, trade, less allowance
    for doubtful accounts of $2,680 at December 31, 2000
    and $2,825 at September 30, 2000, respectively              42,534         47,699
  Prepaid expenses and other current assets                      6,968          7,148
  Deferred income taxes                                          7,080          6,097
                                                             ---------      ---------
    Total current assets                                        95,155         96,769
                                                             ---------      ---------

Marketable securities                                              999          1,059
Property and equipment, net                                     15,322         14,571
Intangible assets, net                                          59,891         63,286
Other assets                                                     2,105          2,168
Deferred income taxes                                            4,052          3,203
                                                             ---------      ---------
    Total assets                                             $ 177,524      $ 181,056
                                                             =========      =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                      $  17,048      $  16,013
  Accrued compensation                                           6,253          8,551
  Income taxes payable                                           2,996            660
  Deferred revenue                                              20,371         19,080
  Deferred income taxes                                            ---             94
  Line of credit                                                   ---          2,278
                                                             ---------      ---------
    Total current liabilities                                   46,668         46,676
                                                             ---------      ---------

Deferred income taxes                                               17             17
Deferred rent                                                      102            112
Deferred revenue                                                    51             59
Other long term liabilities                                         35            ---

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
  none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
  22,109 and 22,069 issued at December 31, 2000
  and September 30, 2000, respectively                             221            220
Additional paid-in capital                                      86,786         83,185
Deferred compensation                                             (214)          (233)
Retained earnings                                               44,617         52,312
Accumulated other comprehensive income                            (759)        (1,292)
                                                             ---------      ---------
    Total stockholders' equity                                 130,651        134,192
                                                             ---------      ---------

    Total liabilities and stockholders' equity               $ 177,524      $ 181,056
                                                             =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                 PROJECT SOFTWARE & DEVELOPMENT, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                            ----------------------
                                                              2000          1999
                                                            --------      --------
(in thousands, except  per share data)
  Revenues:
     Software                                               $ 12,597      $ 15,737
     Support and services                                     28,871        22,249
                                                            --------      --------
       Total revenues                                         41,468        37,986
                                                            --------      --------

  Cost of revenues:
     Software                                                    466           659
     Support and services                                     16,069        12,528
                                                            --------      --------
       Total cost of revenues                                 16,535        13,187
                                                            --------      --------

  Gross margin                                                24,933        24,799

  Operating expenses:
     Sales and marketing                                      21,086        13,821
     Product development                                       5,560         4,495
     General and administrative                                4,246         3,095
     Amortization of goodwill and other intangibles            3,636           169
                                                            --------      --------
       Total operating expenses                               34,528        21,580
                                                            --------      --------

  (Loss)/income from operations                               (9,595)        3,219

     Interest income                                             449           937
     Interest expense                                            (79)           (1)
     Other income (expense), net                                 275          (194)
                                                            --------      --------

  (Loss)/income before income taxes                           (8,950)        3,961

  (Benefit)/provision for income taxes                        (1,255)        1,365
                                                            --------      --------

  Net (loss)/income                                         $ (7,695)     $  2,596
                                                            ========      ========

  Net (loss)/ income per share, basic                       $  (0.35)     $   0.12
                                                            --------      --------
  Net (loss)/income per share, diluted                      $  (0.35)     $   0.11
                                                            --------      --------

   Shares used to calculate net (loss)/income per share
     Basic                                                    22,083        21,415
     Diluted                                                  22,083        22,706


   The accompanying notes are an integral part of the consolidated financial statements.

                  PROJECT SOFTWARE & DEVELOPMENT, INC
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                THREE MONTHS
                                                              ENDED DECEMBER 31,
                                                        ------------------------------
                                                            2000              1999
                                                        ------------      ------------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net (loss)/income                                       $ (7,695)         $  2,596
  Adjustments to reconcile net (loss)/income to net
    cash provided by operating activities:
    Depreciation and amortization                            5,022             1,427
    Loss /(Gain )on sale and disposal of property
      and equipment                                             60               (15)
    Amortization of discount on marketable securities            4                62
    Deferred rent                                               (9)               (6)
    Deferred compensation                                       19                --
    Non-cash marketing expense                               3,287                --
    Deferred income taxes                                   (1,904)             (350)
    Changes in operating assets and liabilities, net
      of effect of acquisitions:
      Accounts receivable                                    5,508            (2,433)
      Prepaid expenses                                      (1,607)           (1,131)
      Other assets                                           1,491              (755)
      Accounts payable and accrued expenses                    862             4,393
      Accrued compensation                                  (2,331)           (4,042)
      Income taxes payable                                   2,313               930
      Deferred revenue                                       1,151              (469)
                                                          --------          --------
Net cash provided by operating activities                    6,171               207
                                                          --------          --------
Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired            --                12
    Acquisitions of property and equipment and other
      capital expenditures                                  (2,029)           (1,376)
    Purchase of marketable securities                           --           (17,797)
    Sale of marketable securities                            2,058            20,640
                                                          --------          --------
Net cash provided by investing activities                       29             1,479
                                                          --------          --------
Cash flows from financing activities:
    Payment of line of credit                               (2,278)               --
    Proceeds from exercise of stock options                    315             2,185
                                                          --------          --------
Net cash (used in)/provided by financing activities         (1,963)            2,185
                                                          --------          --------

Effect of exchange rate changes on cash                        509              (194)
                                                          --------          --------

Net increase in cash and cash equivalents                    4,746             3,677

Cash and cash equivalents, beginning of period              31,584            59,903
                                                          --------          --------

Cash and cash equivalents, end of period                  $ 36,330          $ 63,580
                                                          ========          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 PROJECT SOFTWARE & DEVELOPMENT, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED)

A.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Project Software & Development, Inc. ("PSDI") and its majority-owned subsidiaries (collectively, the "Company"), as of December 31, 2000 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2001, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2000.

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

B.   INCOME PER SHARE

Basic income (loss) per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing income or loss available to common shareholders by the weighted average common shares outstanding plus dilutive potential common shares. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect. All potential dilutive common shares are excluded from the computation of net loss per share because they are anti-dilutive.

Basic and diluted income (loss) per share are calculated as follows:

                                                   THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)         12/31/00            12/31/99
-------------------------------------         ---------           --------

Net (loss)/income                             $ (7,695)           $ 2,596

Denominator:
Weighted average common shares
outstanding-basic                               22,083             21,415

Effect of dilutive securities (1)                   --              1,291
                                              --------            -------

Weighted average common shares
outstanding-diluted                             22,083             22,706
                                              ========            =======

Net (loss)/income per share-basic             $  (0.35)           $  0.12
Net (loss)/income per share-diluted           $  (0.35)           $  0.11

(1) In the period ended December 31, 2000 common stock equivalents of 168 thousand are not included because they are anti-dilutive.

C.   COMPREHENSIVE INCOME

The following table reflects the components of comprehensive income:

 (in thousands)
--------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                    2000               1999
--------------------------------------------------------------------------------

Net (loss)/income                                 $(7,695)           $ 2,596
--------------------------------------------------------------------------------

Other comprehensive income, net of tax:
  Unrealized gain/(loss) on
   Securities arising during
   Period                                               4                (28)
  Foreign currency translation
   Adjustment                                         529               (165)
--------------------------------------------------------------------------------

Comprehensive (loss)/income                       $(7,162)           $ 2,403
--------------------------------------------------------------------------------





D.   SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

In December 2000, the Company announced the repositioning of its Internet-based business-to-business software products. The Company now operates in two new reportable industry segments: (1) the development, marketing and support of the "Demand-Side" software products and services, consisting of MAXIMO Enterprise and MAXIMO Extended Enterprise (which includes MAXIMO Buyer, the e-procurement application that was integrated with MAXIMO during fiscal 2000), and (2) the development, marketing and support of the MRO.COM "Supply-Side" software products and services, and the Internet-based content management tools and cataloging services developed and marketed by our INTERMAT, Inc. subsidiary. The MRO.COM Supply-Side products consist of the mroDistributor, mroManufacturer and mroConnect products. Asset information by reportable segment is not reported, since the Company does not produce such information internally. The Company also manages these segments across geographic reportable segments: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. All segments are managed by the same board of directors and executive officers.

A summary of the Company's operations by industry segment was as follows:

                                             THREE MONTHS ENDED
                                                DECEMBER 31,
(IN THOUSANDS)                             2000             1999
                                         --------         --------

Revenues:

Demand-Side                              $ 37,039         $ 35,822
Supply-Side                                 4,429            2,164
                                         --------         --------
                                         $ 41,468         $ 37,986
                                         ========         ========

(Loss)/income from operations:

Demand-Side                              $  6,700         $  5,459
Supply-Side                               (16,295)          (2,240)
                                         --------         --------
                                         $ (9,595)        $  3,219
                                         ========         ========

A summary of the Company's revenues by geographical area was as follows:

                                               THREE MONTHS ENDED
                                                   DECEMBER 31,
(IN THOUSANDS)                               2000             1999
                                           --------         --------

Revenues:

      United States                        $ 25,894         $ 21,019
      Other Americas                          2,541            2,774
      Intercompany revenues                     961            2,020
                                           --------         --------
      Subtotal                             $ 29,396         $ 25,813
                                           --------         --------

      Europe/Middle East and Africa          10,114           11,279
      Asia/Pacific                            2,919            2,914
      Consolidating eliminations               (961)          (2,020)
                                           --------         --------
      Total revenues                       $ 41,468         $ 37,986
                                           ========         ========

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues. Income (loss) from operations excludes interest income, interest expense, provision/(benefit) for income taxes and foreign currency translation gains and losses.

E.   COMMON STOCK:

In December 2000, the Company issued a warrant to i2 Technologies, Inc. ("i2") under which i2 has the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $10.25 per share. The Company valued the warrant at $3.3 million using the Black-Scholes valuation model, with the following assumptions: (1) risk-free interest rate of 4.8%; (2) life of 2.5 years; and (3) volatility of 105%. The warrant is immediately exercisable and has been recorded as a one-time non-cash sales and marketing expense. The warrant was issued in connection with a strategic agreement for the two companies to resell each other's offerings and integrate their technologies to create a solution for the strategic maintenance, repair and operations market.

F.   SUBSEQUENT EVENT:

On February 1, 2001, the Company's Board of Directors amended the Company's By-Laws to change the date of the annual meeting of stockholders from the second Tuesday in February to the first Tuesday in March of each year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly report on Form 10-Q, as well as documents incorporated herein by reference, may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements:
"expects", "anticipates", and "estimates". Forward-looking statements include, but are not limited to, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Actual results may differ materially from those suggested by the forward-looking statements for various reasons, including those discussed under "Factors Affecting Future Performance." These forward-looking statements speak only as of the date of this Quarterly Report, or in the case of forward-looking statements in documents incorporated by reference, as of the dates of those documents.

OVERVIEW

On December 11, 2000, the Company's Board of Directors voted to change the Company's name to MRO Software, Inc., and to propose this change at the next annual meeting of the Company's stockholders (the "Annual Meeting"). This change will become legally effective immediately following the Annual Meeting, assuming that the Company's stockholders vote in favor of the change. The Company also intends to change its NASDAQ trading symbol from "PSDI" to "MROI", effective at approximately the same time.

In December 2000, the Company announced the repositioning of its Internet-based business-to-business marketplace software products. Commencing in fiscal 2001, the Company operates in the following two reportable industry segments: (1) the development, marketing and support of "Demand-Side" software products and services, consisting of MAXIMO Enterprise and MAXIMO Extended Enterprise (which includes MAXIMO Buyer, the e-procurement application that was integrated with MAXIMO during fiscal year 2000) and (2) the development, marketing and support of the

MRO.COM "Supply-Side" software products and services, and the Internet-based content management tools and cataloging services developed and marketed by our INTERMAT, Inc. subsidiary. The Supply-Side products consist of the mroDistributor, mroManufacturer and mroConnect products. The Company also offers application hosting services delivered through the mroHosting Center, and the MRO.COM website will act as an administrative hub for all activities generated by these solutions.

As of September 30, 2000, the Company reported revenues related to two industry segments: the development, marketing and support of asset maintenance management software (MAXIMO) and the development, marketing and support of Internet e-commerce software products and the related network services (MRO.COM). All segment reported financial information contained in this report has been restated to reflect the Company's repositioning.

RESULTS OF OPERATIONS

REVENUES

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for services, including support contracts, training and consulting services. The Company also offers data normalization services through its INTERMAT, Inc. subsidiary.

                                   Three Months                Three Months
                                      Ended       CHANGE          Ended
(in thousands)                      12/31/00          %         12/31/99
---------------------------------------------------------------------------
Software licenses                   $12,597         (20)%        $15,737
Percentage of total revenues             30%                          41%

Support and services                $28,871          30%         $22,249
Percentage of total revenues             70%                          59%

Total revenues                      $41,468           9%         $37,986

Total revenues for the quarter increased $3.5 million over the comparable quarter. Total revenues for the Demand-Side business segment increased 3% to $37.0 million from $35.8 million over the comparable quarter. Total revenues for the Supply-Side business segment increased 100% to $4.4 million from $2.2 million over the comparable quarter.

Software license revenues decreased 20% or $3.1 million over the comparable quarter. Software licenses revenue for the Demand-Side business segment decreased 10% to $12.5 million from $13.9 million over the comparable quarter. The Company attributes this decline to soft market conditions. In the quarter ended December 31, 2000, the Company transitioned to an Application Service Provider ("ASP") subscription revenue model for the Supply-Side of the business. ASP revenues are recognized ratably over the contract period and are recognized as service revenues.

Support and services revenue increased 30% or $6.6 million over the comparable quarter. Support revenues were $11.3 million and $8.1 million for the three months ended December 31, 2000 and 1999, respectively. Demand-Side support revenues represented 96% and 99% of total support revenues for the three months ended December 31, 2000 and 1999, respectively. Support revenues have increased as a result of an increase in the number of customers supported by the Company. Service revenues were $17.5 million and $14.1 million for the three months ended December 31, 2000 and 1999, respectively. Services revenues are comprised of consulting and training services offered to customers, data normalization services, annual commerce fees and ASP fees. The increase in total service revenues is primarily attributable to a large contract for data normalization services. Demand-Side service revenues represented 78% and 98% of total services revenues for the three months ended December 31, 2000 and 1999, respectively.

COST OF REVENUES

                                      Three Months                  Three Months
                                          Ended        CHANGE          Ended
(in thousands)                          12/31/00          %          12/31/99
--------------------------------------------------------------------------------
Software licenses                       $   466         (29)%        $   659
Percentage of software licenses               4%                           4%

Support and services                    $16,069          28%         $12,528
Percentage of support and services           56%                          56%

Total cost of revenues                  $16,535          25%         $13,187
Percentage of total revenues                 40%                          35%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The decrease in the cost of software licenses revenues was due primarily to a decrease in the amount of royalties paid to Demand-Side third-party vendors.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. Cost of support revenues were $2.8 million and $1.9 million for the three months ended December 31, 2000 and 1999, respectively. Cost of support revenues as a percentage of total support revenues were 25% and 23% for the three months ended December 31, 2000 and 1999, respectively. The increase is primarily attributable to an increase in personnel to support the increase in revenues for both the Demand- and Supply-Side segments. Cost of services revenues were $13.3 million and $10.6 million for the three months ended December 31, 2000 and 1999, respectively. The increase in cost of services is primarily attributable to utilization of third-party consultants to perform services related to a large Supply-Side contract, as well as, additional personnel hired to support the growth of the Supply-Side segment. Cost of services revenues as a percentage of total services revenues was 76% for both the three months ended December 31, 2000 and 1999.

OPERATING EXPENSES



                                      Three Months                  Three Months
                                          Ended        CHANGE          Ended
(in thousands)                          12/31/00          %          12/31/99
--------------------------------------------------------------------------------
Sales and marketing                     $21,086          53%         $13,821
Percentage of total revenues                 51%                          36%

Product development                     $ 5,560          24%         $ 4,495
Percentage of total revenues                 13%                          12%

General and administrative              $ 4,246          37%         $ 3,095
Percentage of total revenues                 10%                           8%

Goodwill amortization and
  other intangibles                      $ 3,636         205%        $   169
Percentage of total revenues                  9%        ---             ---


The increase in sales and marketing expenses was due to increases in sales, sales support and marketing personnel, sales commissions, market research, telemarketing expenses and higher travel costs. The additional sales support and marketing personnel were hired to support the MRO.COM e-commerce organization. The Company has made significant investments in the MRO.COM e-commerce sales and marketing organization. Also contributing to the increase in sales and marketing expenses is a one-time charge of $3.3 million for a warrant to i2 Technologies, Inc. ("i2"). In December 2000, the Company issued a warrant to i2 under which i2 has the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $10.25 per share. The Company valued the warrant using the Black-Scholes valuation model. The warrant was issued in connection with a strategic agreement between the two companies to resell each other's offerings and integrate their technologies to create a solution for the strategic maintenance, repair and operations market. During the three months ended December 31, 2000, the Company also wrote off a $1 million receivable owed by a company that had ceased operations.

The increase in product development expenses was primarily due to an increase in employees through recruiting and acquisitions of businesses, and the cost of third-party research and development consultants. The additional personnel were hired and acquired to further enhance and develop e-commerce technologies.

The Company intends to continue to make investments in electronic commerce products for MRO supply chain management and e-procurement. The Company will also make further enhancements to its MAXIMO (Demand-Side) products.

The increase in general and administrative expenses were primarily due to an increase in personnel through recruiting and acquisitions of businesses, as well as other expenses to support the increase in revenues and global expansion of the Company.

The increase in goodwill amortization expense is attributable to the acquisitions of businesses completed during fiscal year ended September 30, 2000. There were no acquisitions in the three months ended December 31, 2000.

NON-OPERATING EXPENSES



                                       Three Months                 Three Months
                                          Ended        CHANGE          Ended
(in thousands)                          12/31/00          %           12/31/99
--------------------------------------------------------------------------------
Interest income                          $ 449          (52)%         $ 937
Interest expense                         $ (79)           78%         $  (1)
Other income (expense)                   $ 275         (242)%         $(194)

Interest income is attributable to interest earned on marketable securities and cash equivalents from cash flow generated from operations including accounts receivable collections. The Company liquidated a portion of its marketable securities in March 2000 in order to complete the purchase of INTERMAT, Inc. and has thus earned less interest income from investments. The Company may decide to make further investments in marketable securities in the future.

The increase in interest expense was due to interest paid on a line of credit of $2.3 million that the Company assumed upon completion of an acquisition in September 2000. The Company terminated and paid off the line of credit in full in December 2000.

Other income was primarily attributable to currency translation gains recorded in the current quarter.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the current quarter was a benefit of 14%. The Company will not be able to benefit from all of its losses due to the non-deductible nature of certain intangible and goodwill costs. Also, the $3.3 million marketing expense related to the warrant issued to i2 is not deductible for tax purposes. The company's effective tax rate was 35% for the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had cash and cash equivalents and marketable securities of approximately $39.6 million and working capital of $48.5 million. Cash provided by operations for the three months ended December 31, 2000 was $6.2 million, primarily attributable to collection of outstanding accounts receivable.

Cash provided by investing activities totaled $29 thousand, primarily attributable to sales of marketable securities, offset by capital expenditures related to purchases of financial software.

Cash used in financing activities was $2.0 million. The Company paid down a $2.3 million line of credit during the current quarter.

As of December 31, 2000, the Company's principal commitments consist primarily of office leases for its U.S. and European headquarters. Under the terms of the U.S. lease agreement, upon termination of the lease, the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 2006.

The Company may use a portion of its cash to acquire additional businesses, products and technologies complementary to its business. The Company also plans to make investments over the next year in its e-commerce products.

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

DEPENDENCE ON THIRD PARTIES

The Company has entered into nonexclusive license agreements with other third-party software developers, pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses (or unable to renew them on commercially reasonable terms), or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities. The Supply-Side operations, is dependent on Digital Island, a third-party data center, which could be destroyed or damaged. In addition, the Company must stay on good terms with this vendor, and be able to renew its agreement with this vendor on commercially reasonably terms. If this data center were to become inoperable or unavailable on commercially reasonable terms, the Company would incur significant expense, and potentially lose its ability to provide these services altogether during the period of downtime and transition, resulting in customer dissatisfaction and market rejection of its Supply-Side offerings. The Company's Supply-Side operations are dependent upon the Company's ability to protect computer equipment and the information stored in these third-party data centers against damage that may be caused by natural disasters, fire, power loss, telecommunication or Internet failures, unauthorized intrusions, computer viruses and other similar damaging events. The Company cannot assure that any of these damaging events would not result in a prolonged outage of the Company's network services or that the Company would not experience a reduction of revenues or unexpected expenses which could have a material adverse effect on our business and financial results.

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

DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on certain key executive officers, technical and sales employees, and the loss of one or more of who could have an adverse impact on the future operations of the Company. The Company does not have employment contracts with, and does not maintain key person life insurance policies on, any personnel. The Company continues to hire a significant number of additional sales, services and technical personnel. Competition for hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with the appropriate qualifications within the desired geographic locations, or with certain industry specific domain expertise. It is widely believed that the technology industry is at or beyond a condition of full employment. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees.

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

At December 31, 2000, the Company held $39.6 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, File No. 0-23852, and incorporated herein by reference)

     3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, File No. 0-23852 and incorporated herein by reference)

     3.3 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

     3.4 Amendment to Articles of Organization adopted on December 15, 1999 (included as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)

     3.5 Restated By-Laws of the Company, as amended

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

          10.1 i2 Technologies, Inc. warrant

(b)  Reports on Form 8-K

     There were no current reports filed on Form 8-K for the three months ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PROJECT SOFTWARE & DEVELOPMENT, INC.


Date: February 14, 2001                By: /s/ Peter J. Rice
      -----------------                    ------------------------
                                           Peter J. Rice
                                           Executive Vice President -
                                           Finance and Administration,
                                           Chief Financial Officer and
                                           Treasurer
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NO.                DESCRIPTION                                              PAGE

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration
          Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 File No. 0-23852 and incorporated herein by reference)

3.3 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

3.4 Amendment to Articles of Organization adopted on December 15, 1999 (included as Exhibit 3.4 to the Company's Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)

3.5       Restated By-Laws of the Company, as amended


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

4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

9.1 1996 Daniels Voting Trust Agreement dated August 19, 1996 among Susan H. Daniels, Robert L. Daniels and Robert L. Daniels, as Trustee (included as Exhibit 9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 19996, and incorporated herein by reference)File No. 0-23852 and incorporated herein by reference)

10.1      i2 Technologies, Inc. warrant