Form 10-Q
period 2001-03-31
MRO SOFTWARE INC
filed 2001-05-15
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

                  Commission File Number 0-23852

                               MRO SOFTWARE, INC.
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

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 22,118,360 shares of common stock, $.01 par value per share, as of April 30, 2001.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX


PART I.     FINANCIAL INFORMATION                                                               PAGE

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets (unaudited) as of March 31, 2001 and                      3
            September 30, 2000.

            Consolidated Statements of Operations (unaudited) for the three and                   4
            six months ended March 31, 2001 and 2000.

            Consolidated Statements of Cash Flows (unaudited) for the six months ended            5
            March 31, 2001 and 2000.

            Notes to Consolidated Financial Statements (unaudited).                               6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF           12
            OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           27

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  28

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                     29

            SIGNATURE                                                                            31


                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                         ASSETS                                           MARCH 31,    SEPTEMBER 30,
                                                                            2001           2000
                                                                          ---------    -------------
(IN THOUSANDS)
Current assets:
  Cash and cash equivalents                                               $  31,822     $  31,584
  Marketable securities                                                       4,089         4,241
  Accounts receivable, trade, less allowance
   for doubtful accounts of $3,175 at March 31, 2001
   and $2,825 at September 30, 2000, respectively                            46,901        47,699
  Prepaid expenses and other current assets                                   6,429         7,148
  Deferred income taxes                                                       8,026         6,097
                                                                          ---------     ---------
    Total current assets                                                     97,267        96,769
                                                                          ---------     ---------

Marketable securities                                                         1,000         1,059
Property and equipment, net                                                  14,497        14,571
Intangible assets, net                                                       56,374        63,286
Other assets                                                                  2,004         2,168
Deferred income taxes                                                         4,847         3,203
                                                                          ---------     ---------
    Total assets                                                          $ 175,989     $ 181,056
                                                                          =========     =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                    $  15,669     $  16,013
 Accrued compensation                                                         8,069         8,551
 Income taxes payable                                                         3,194           660
 Deferred revenue                                                            22,081        19,080
 Deferred income taxes                                                           --            94
 Line of credit                                                                  --         2,278
                                                                          ---------     ---------
   Total current liabilities                                                 49,013        46,676
                                                                          ---------     ---------

Other long term liabilities                                                     243           188

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 22,110 and 22,069 issued at March 31, 2001
 and September 30, 2000, respectively                                           221           220
Additional paid-in capital                                                   86,784        83,185
Deferred compensation                                                          (194)         (233)
Retained earnings                                                            41,048        52,312
Accumulated other comprehensive income                                       (1,126)       (1,292)
                                                                          ---------     ---------
    Total stockholders' equity                                              126,733       134,192
                                                                          ---------     ---------
    Total liabilities and stockholders' equity                            $ 175,989     $ 181,056
                                                                          =========     =========


         The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  MARCH 31,                MARCH 31,
                                          -----------------------------------------------
                                            2001         2000         2001        2000
                                          --------     --------     --------     --------

(IN THOUSANDS,EXCEPT PER SHARE DATA)
 Revenues:
     Software                             $ 15,510     $ 18,644     $ 28,107     $ 34,381
     Support and services                   30,232       22,977       59,103       45,226
                                          --------     --------     --------     --------
              Total revenues                45,742       41,621       87,210       79,607
                                          --------     --------     --------     --------

 Cost of revenues:
     Software                                  685          845        1,151        1,504
     Support and services                   17,389       12,172       33,458       24,700
                                          --------     --------     --------     --------
              Total cost of revenues        18,074       13,017       34,609       26,204
                                          --------     --------     --------     --------

 Gross margin                               27,668       28,604       52,601       53,403

 Operating expenses:
     Sales and marketing                    17,215       15,824       38,301       29,688
     Product development                     6,703        5,522       12,263       10,017
     General and administrative              4,984        3,517        9,230        6,569
     Amortization of goodwill and
      other intangibles                      3,589        1,132        7,225        1,301
                                          --------     --------     --------     --------
              Total operating expenses      32,491       25,995       67,019       47,575
                                          --------     --------     --------     --------

 (Loss)/income from operations              (4,823)       2,609      (14,418)       5,828

     Interest income                           409        1,382          858        2,319
     Interest expense                           (1)        (100)         (80)        (101)
     Other income (expense), net              (382)        (183)        (107)        (377)
                                          --------     --------     --------     --------

 (Loss)/income before income taxes          (4,797)       3,708      (13,747)       7,669

 (Benefit)/provision for income taxes       (1,228)       1,345       (2,483)       2,710
                                          --------     --------     --------     --------

 Net (loss)/income                        $ (3,569)    $  2,363     $(11,264)    $  4,959
                                          ========     ========     ========     ========

Net (loss)/ income per share, basic       $  (0.16)    $   0.11     $  (0.51)    $   0.23
                                          --------     --------     --------     --------
Net (loss)/income per share, diluted      $  (0.16)    $   0.10     $  (0.51)    $   0.22
                                          --------     --------     --------     --------

 Shares used to calculate net
    income/(loss) per share
      Basic                                 22,109       21,671       22,096       21,543
      Diluted                               22,109       23,276       22,096       22,991


         The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                          MARCH 31,         MARCH 31,
                                                                            2001              2000
                                                                      ----------------   ----------------
                                                                                (IN THOUSANDS)
 Cash flows from operating activities:
    Net (loss)/income                                                     $(11,264)        $  4,959
   Adjustments to reconcile net (loss)/income to net
     cash provided by operating activities:
     Depreciation and amortization                                          10,041            2,540
     Loss /(Gain )on sale and disposal of property
       and equipment                                                            69               15
     Amortization of discount on marketable securities                           7              100
     Deferred rent                                                             (18)             (16)
     Deferred compensation                                                      39               --
     Non-cash marketing expense                                              3,287               --
     Deferred income taxes                                                  (3,666)            (715)
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                     798           (8,129)
       Prepaid expenses                                                        718           (3,189)
       Other assets                                                             71             (945)
       Accounts payable and accrued expenses                                  (309)           4,388
       Accrued compensation                                                   (482)          (2,709)
       Income taxes payable                                                  2,533             (619)
       Deferred revenue                                                      3,039            2,230
                                                                          --------         --------
 Net cash provided by/(used in) operating activities                         4,863           (2,090)
                                                                          --------         --------
 Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired                           --          (55,558)
     Acquisitions of property and equipment and other
       capital expenditures                                                 (2,710)          (4,143)
     Purchase of marketable securities                                      (2,987)         (51,879)
     Sale of marketable securities                                           3,200           79,249
                                                                          --------         --------
Net cash (used in) investing activities                                     (2,497)         (32,331)
                                                                          --------         --------
 Cash flows from financing activities:
     Payment of line of credit                                              (2,278)              --
     Proceeds from exercise of stock options                                   312            5,750
                                                                          --------         --------
 Net cash (used in)/provided by financing activities                        (1,966)           5,750
                                                                          --------         --------
 Effect of exchange rate changes on cash                                      (162)            (304)
                                                                          --------         --------
 Net  increase/(decrease) in cash and cash equivalents                         238          (28,975)

 Cash and cash equivalents, beginning of period                             31,584           59,903
                                                                          --------         --------
 Cash and cash equivalents, end of period                                 $ 31,822         $ 30,928
                                                                          ========         ========


         The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of March 31, 2001 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2001, or for any other future period.

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

Basic and diluted earnings per share are calculated as follows:


                                                THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)           03/31/01  03/31/00
                                                --------  --------

Net (loss)/income                                $(3,569)  $ 2,363

Denominator:
Weighted average common shares
outstanding-basic                                 22,109    21,671

Effect of dilutive securities
(stock options) (1)                                   --     1,605
                                                 -------   -------

Weighted average common shares
outstanding-diluted                               22,109    23,276
                                                 =======    ======

Net (loss)/income per share-basic                $ (0.16)   $ 0.11
Net (loss)/income per share-diluted              $ (0.16)   $ 0.10

(1) In the three months ended March 31, 2001, common stock equivalents of 394 thousand are not included because they are anti-dilutive.

                                                 SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)           03/31/01   03/31/00
                                                --------   --------

Net (loss)/income                               $(11,264)  $ 4,959

Denominator:
Weighted average common shares
outstanding-basic                                 22,096    21,543

Effect of dilutive securities
(stock options) (1)                                   --     1,448
                                                --------   -------

Weighted average common shares
outstanding-diluted                               22,096    22,991
                                                ========   =======

Net (loss)/income per share-basic               $  (0.51)  $  0.23
Net (loss)/income per share-diluted             $  (0.51)  $  0.22

(1) In the six months ended March 31, 2001, common stock equivalents of 281 thousand are not included because they are anti-dilutive.

C.       COMPREHENSIVE INCOME

The following table reflects the components of comprehensive income:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
(IN THOUSANDS)                                         2001             2000
                                                     --------          ------

Net (loss)/income                                    $(3,569)          $2,363
Other comprehensive income,
 Net of tax:
         Unrealized gain on
          Securities arising during
          Period                                           4               34
         Foreign currency translation
          Adjustment                                    (371)            (198)
                                                     --------          ------
Comprehensive (loss)/income                          $(3,936)          $2,199
                                                     =======           ======


                                                          SIX MONTHS ENDED
                                                             MARCH 31,
(IN THOUSANDS)                                         2001              2000
                                                     ---------         -------

Net (loss)/income                                    $(11,264)         $4,959
Other comprehensive income,
 Net of tax:
         Unrealized gain on
          Securities arising during
          Period                                            8              6
         Foreign currency translation
          Adjustment                                      158           (363)
                                                     --------          ------
Comprehensive (loss)/income                          $(11,098)         $4,602
                                                     ========          ======


D.       SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

In December 2000, the Company announced the repositioning of its Internet-Based business-to-business software products. The Company now operates in two reportable industry segments: (1) the development, marketing and support of the "Demand-Side" software products and services, consisting of MAXIMO Enterprise and MAXIMO Extended Enterprise (which includes MAXIMO Buyer, our e-procurement application that was integrated with MAXIMO during fiscal 2000), and (2) the development, marketing and support of our "Supply-Side" software products and services, consisting of mroDistributor, mroManufacturer and mroConnect, and our Internet-based content management tools and cataloging services developed and marketed by our INTERMAT, Inc. subsidiary. Asset information by reportable segment is not reported, since the Company does not produce such information internally. The Company also manages these segments across geographic reportable segments: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. All segments are managed by the same board of directors and executive officers.

For periods ending on or before September 30, 2000, the Company reported revenues related to two industry segments: the development, marketing and support of asset maintenance management software (MAXIMO) and the development, marketing and support of Internet e-commerce software products and the related network services (MRO.COM). All segment-reported financial information contained in this report has been restated to reflect the Company's repositioning, effective in the first quarter of fiscal 2001.


A summary of the Company's operations by product line was as follows:

                                                THREE MONTHS ENDED
                                                     MARCH 31,

(IN THOUSANDS)                                   2001      2000
                                                -------   -------
Revenues:

Demand-Side software and services               $41,176   $33,509
Supply-Side software and services                 4,566     8,112
                                                -------   -------
                                                $45,742   $41,621
                                                =======   =======

(Loss)/income from operations:

Demand-Side software and services               $ 5,758    $3,470
Supply-Side software and services               (10,581)     (861)
                                                -------    ------
                                                $(4,823)   $2,609
                                                =======    ======


                                                SIX MONTHS ENDED
                                                   MARCH 31,

(IN THOUSANDS)                                   2001      2000
                                               --------   -------
Revenues:

Demand-Side software and services               $78,215   $69,331
Supply-Side software and services                 8,995    10,276
                                                -------   -------
                                                $87,210   $79,607
                                                =======   =======

(Loss)/income from operations:

Demand-Side software and services              $ 12,489   $ 8,929
Supply-Side software and services               (26,907)   (3,101)
                                                -------   -------
                                               $(14,418)   $5,828
                                               ========   =======

A summary of the Company's revenues by geographical area was as follows:


                                               THREE MONTHS ENDED
                                                   MARCH 31,

(IN THOUSANDS)                                   2001      2000
                                               -------    -------

Revenues:

         United States                         $27,827    $27,169
         Other Americas                          2,318      2,587
         Intercompany revenues                   2,334         81
                                               -------     ------
         Subtotal                              $32,479    $29,837
                                               -------    -------


         Europe/Middle East and Africa          13,059     10,396
         Asia/Pacific                            2,538      1,469
         Consolidating eliminations             (2,334)       (81)
                                               -------    -------
         Total revenues                        $45,742    $41,621
                                               =======    =======

                                                 SIX MONTHS ENDED
                                                    MARCH 31,

(IN THOUSANDS)                                   2001       2000
                                                ----       ----

Revenues:

         United States                         $53,721    $48,188
         Other Americas                          4,859      5,361
         Intercompany revenues                   3,296      2,102
                                               -------    -------
         Subtotal                              $61,876    $55,651
                                               -------    -------

         Europe/Middle East and Africa          23,173     21,676
         Asia/Pacific                            5,457      4,382
         Consolidating eliminations             (3,296)    (2,102)
                                               -------    -------
         Total revenues                        $87,210    $79,607
                                               =======    =======

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

E.       COMMON STOCK:

In December 2000, the Company issued a warrant to i2 Technologies, Inc. ("i2") under which i2 has the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $10.25 per share. i2 had not exercised this warrant as of May 14, 2001. The Company valued the warrant at $3.3 million using the Black-Scholes valuation model, with the following assumptions: (1) risk-free interest rate of 4.8%; (2) life of 2.5 years; and (3) volatility of 105%. The warrant is immediately exercisable and has been recorded as a one-time non-cash sales and marketing expense. The warrant was issued in connection with a strategic agreement for the two companies to resell each other's offerings and integrate their technologies to create a solution for the strategic maintenance, repair and operations market.

F.       ACCOUNTING STANDARDS:

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 by the fourth quarter of their fiscal year beginning after December 15, 1999. The Company does not anticipate that the application of SAB 101 will have a material adverse effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly report on Form 10-Q may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements: "expects", "anticipates", and "estimates". Forward-looking statements include, but are not limited to, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Actual results may differ materially from those suggested by the forward-looking statements for various reasons, including those discussed under "Factors Affecting Future Performance." These forward-looking statements speak only as of the date of this Quarterly Report, and we disclaim any obligation to update such forward looking statements as a result of any change in circumstances or otherwise.

OVERVIEW

MRO Software, Inc. provides solutions for enterprise asset maintenance optimization, industrial supply chain planning and supplier enablement. On December 11, 2000, the Company's Board of Directors voted to change the Company's name to MRO Software, Inc. This change became legally effective immediately following the Special Meeting in Lieu of the Annual Meeting of Stockholders of the Company held on March 6, 2001. The Company also changed its NASDAQ trading symbol from "PSDI" to "MROI", effective March 8, 2001.

In December 2000, the Company announced the repositioning of its Internet-based business-to-business marketplace software products. Commencing in fiscal 2001, the Company operates in two new reportable industry segments: (1) the development, marketing and support of our "Demand-Side" software products and services, consisting of MAXIMO Enterprise and MAXIMO Extended Enterprise (which includes MAXIMO Buyer, our e-procurement application that was integrated with MAXIMO during fiscal year 2000) and (2) the development, marketing and support of our "Supply-Side" software products and services, and the Internet-based content management tools and cataloging services developed and marketed by our INTERMAT, Inc. subsidiary. The Supply-Side products consist of the mroDistributor, mroManufacturer and mroConnect products. The Company also offers application hosting services delivered through our mroHosting Center, and our MRO.COM website acts as an administrative and support hub for these solutions.

For periods ending on or before September 30, 2000, the Company reported revenues related to two industry segments:

the development, marketing and support of asset maintenance management software (MAXIMO) and the development, marketing and support of Internet e-commerce software products and the related network services (MRO.COM). All segment-reported financial information contained in this report has been restated to reflect the Company's repositioning, effective in the first quarter of fiscal 2001.

RESULTS OF OPERATIONS

REVENUES

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for services, including support contracts, training and consulting services, application hosting services, commerce fees charged for electronic commerce transactions, and data content services offered through the Company's INTERMAT, Inc. subsidiary.


                                           Three                    Three         Six                       Six
                                          Months                   Months       Months                    Months
                                           Ended       Change       Ended        Ended       Change        Ended
(in thousands)                            3/31/01        %         3/31/00      3/31/01         %         3/31/00
-----------------------------------------------------------------------------------------------------------------

Software licenses                         $15,510      (17)%       $18,644      $28,107       (18)%       $34,381
Percentage of total                            34%                      45%          32%                       43%
revenues
Support and services                      $30,232       32%        $22,977      $59,103        31%        $45,226
Percentage of total of revenues                66%                      55%          68%                       57%

Total revenues                            $45,742       10%        $41,621      $87,210        10%        $79,607


Total revenues for the quarter increased $4.1 million over the comparable quarter and $7.6 million over the prior year. The increase for the quarter is attributable to an increase in Demand-Side revenues, in particular, the MAXIMO Extended Enterprise product. Demand-Side revenues represent 90% of total revenues for the quarter. Total revenues for the Demand-Side business segment, which include revenues from the Company's MAXIMO products, increased 23% to $41.1 million from $33.5 million over the comparable quarter and 13% to $78.2 million from $69.3 million over the prior year. The Company had a strong performance in the North American and European markets over the comparable quarter and year to date, as well as some large software sales in the oil and gas utility and facilities management industry segment in the three months ended March 31, 2001. Total revenues for the Supply-Side business segment, which include revenues from the Company's MRO.COM suite of hosted solutions, decreased 44% to $4.6 million from $8.2 million over the comparable quarter and 13% to $9.0 million from $10.3 million over the prior year. The decreases are due to the Company having concluded a significant one-time license agreement for its supplier content management tools for approximately $4.4 million in 2000 that was not repeated in fiscal 2001. The decreases are also attributable to transitioning to an Application Service Provider ("ASP") subscription revenue model for the Supply-Side of the business, which was implemented for the first time in the quarter ended December 31, 2000.

Software license revenue decreased 17% or $3.1 million over the comparable quarter and 18% or $6.3 million over the prior year. The decreases are attributable to decreases in Supply-Side software sales as compared to the comparable periods. Software license revenue for the Supply-Side business segment decreased 98% to $107 thousand from $7.1 million over the comparable quarter and decreased 98% to $167 thousand from $8.9 million over the prior year. The Company attributes this decline to transitioning to an ASP subscription revenue model for the Supply-Side of the business. ASP revenues are recognized ratably over the contract period and are recognized as service revenues regardless of whether the customer pays up front or monthly. In the previous year, the Company sold perpetual licenses to customers and generally recognized revenue upon shipment of the software license. The Company also recorded a significant one-time license agreement for MRO supplier content management tools for approximately $4.4 million in the prior comparable quarter that was not repeated in 2001. The decrease in Supply-Side software license revenue was partially offset by an increase in software license revenue for the Demand-Side business segment. Demand-Side revenues increased 33% to $15.4 million from $11.6 million over the comparable quarter and 9% to $27.9 million from $25.5 million over the prior year. The increases are attributable mainly to four large MAXIMO Extended Enterprise licenses each in excess of $1 million sold during the quarter. In particular, the European market performed strongly this quarter. European software license revenues increased 93% over the comparable quarter and 39% year over year. The increase is attributable to two large software license sold in excess of $1 million.

Support and services revenue increased 32% or $7.3 million over the comparable quarter and 31% or $13.9 million over the prior year. Support revenues were $11.6 million and $8.7 million for the three months ended March 31, 2001 and 2000, and $22.7 million and $16.8 million for the six months ended March 31, 2001 and 2000, respectively. Demand-Side support revenues represented 97% and 99% of total support revenues for the three months ended March 31, 2001 and 2000, and 97% and 99% for the six months ended March 31, 2001 and 2000, respectively. Support revenues have increased as a result of an increase in the number of customers supported by the Company. Service revenues were $18.6 million and $14.3 million for the three months ended March 31, 2001 and 2000, and $36.4 million and $28.4 million for the six months ended March 31, 2001 and 2000, respectively. Services revenues are comprised of consulting and training services offered to customers, data content services, and ASP fees. Demand-Side service revenues represented 78% and 94% of total services revenues for the three months ended

March 31, 2001 and 2000, and 78% and 95% for the six months ended March 31, 2001 and 2000, respectively. The increase in service revenues is primarily attributable to a single large contract for data content services. The Company does not expect to recognize any additional, significant revenue from this large contract in the near future.

COST OF REVENUES

                                              Three                   Three         Six                      Six
                                             Months                   Months      Months                   Months
                                              Ended       Change      Ended        Ended       Change       Ended
(in thousands)                               3/31/01        %        3/31/00      3/31/01        %         3/31/00
------------------------------------------------------------------------------------------------------------------

Software licenses                            $   685      (19)%      $   845      $ 1,151      (23)%       $ 1,504
Percentage of software licenses                    4%                      5%           4%                       4%

Support and services                         $17,389       43%       $12,172      $33,458       35%        $24.700
Percentage of support and services                58%                     53%          57%                      55%

Total cost of revenues                       $18,074       39%       $13,017      $34,609       32%        $26,204
Percentage of total revenues                      40%                     31%          40%                      33%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The decrease in the cost of software license revenues over the prior quarter was due primarily to a decrease in the amount of documentation and production material expenses in the Demand-Side business segment. The decrease in the cost of software license revenues over the prior year was due primarily to a decrease in royalties paid for third party products, as less of these third party products are being resold. Documentation costs are down period over period because the Company no longer mass produces documentation materials. The Company now offers documentation to its customers via a web-site link. In addition, the Company is purchasing less production materials, such as CD-Roms. The Company ships less CD-Roms with its newer versions of its software products.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities. The increase was primarily attributable to an increase in personnel employed to support the increase in Demand-Side customers. Cost of support revenues was $2.4 million and $1.9 million for the three months ended March 31, 2001 and 2000, and $4.6 million and $3.7 million for the six months ended March 31, 2001 and 2000, respectively. Cost of support revenues as a percentage of total support revenues was 21% and 22% for the three months ended March 31, 2001 and 2000, and 20% and 22% for the six months ended March 31, 2001 and 2000, respectively. Cost of services revenues was $14.9 million and $10.3 million for the three months ended March 31, 2001 and 2000, and $28.8 million and $21.0 million for the six months ended March 31, 2001 and 2000, respectively. Cost of services revenues as a percentage of total services revenues was 81% and 72% for the three months ended March 31, 2001 and 2000, and 79% and 74% for the six months ended March 31, 2001 and 2000, respectively. The increase in cost of services is primarily attributable to the utilization of third-party consultants to perform services related to a large Supply-Side contract related to content services recorded in the first quarter of 2001, as well as, the cost of additional personnel hired to support the growth of demand for support and services.

OPERATING EXPENSES


                                           Three                    Three         Six                       Six
                                          Months                   Months       Months                    Months
                                           Ended       Change       Ended        Ended       Change        Ended
(in thousands)                            3/31/01        %         3/31/00      3/31/01         %         3/31/00
-----------------------------------------------------------------------------------------------------------------

Sales and marketing                       $17,215         9%       $15,824      $38,301        29%        $29,688
Percentage of total revenues                   38%                      38%          44%                       37%

Product development                       $ 6,703        21%       $ 5,522      $12,263        22%        $10,017
Percentage of total revenues                   15%                      13%          14%                       13%

General and administrative                $ 4,984        42%       $ 3,517      $ 9,230        41%        $ 6,569
Percentage of total revenues                   11%                       8%          11%                        8%

Goodwill amortization                     $ 3,589       217%       $ 1,132      $ 7,225       455%        $ 1,301
Percentage of total revenues                    8%                       3%           8%                        2%


The increases in sales and marketing expenses over the comparable quarter were due to increases in sales commissions, advertising, market research and telemarketing expenses. The Company has made significant investments to promote its Supply-Side e-commerce products and the MAXIMO e-procurement products. The increase in sales and marketing expenses over the prior year is primarily attributable to a one-time charge recorded in the first quarter of 2001 of $3.3 million for a warrant issued to i2 Technologies, Inc. ("i2"). In December 2000, the Company issued a warrant to i2 under which i2 has the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $10.25 per share. i2 had not exercised this warrant as of May 14, 2001. The Company valued the warrant using the Black-Scholes valuation model. The warrant was issued in connection with a strategic agreement between the two companies to resell each other's offerings and integrate their technologies to create a solution for the strategic asset maintenance, repair and operations market. During the three months ended December 31, 2000, the Company also wrote off a $1 million receivable owed by a company that had ceased operations.

The increase in product development expenses quarter over quarter and year over year is primarily due to salaries and related benefits from the hiring and acquiring of additional employees through recruiting and acquisitions of businesses in the prior year. The additional personnel were hired and acquired to further enhance and develop e-commerce technologies. The Company intends to continue to make investments in electronic commerce products for MRO supply chain management and e-procurement. The Company will also make further enhancements to its MAXIMO (Demand-Side) products.

The increases in general and administrative expenses quarter over quarter and year over year were primarily due to salaries and related benefits from the hiring and acquiring of additional personnel through recruiting and acquisitions of businesses in the prior year, as well as other expenses to support the increase in revenues and global expansion of the Company.

The increase in goodwill amortization expense is attributable to the acquisitions of businesses completed during fiscal year 2000. There were no acquisitions made during the six months ended March 31, 2001.

NON-OPERATING EXPENSES


                                               Three                   Three        Six                     Six
                                               Months                  Months      Months                  Months
                                               Ended       Change      Ended       Ended       Change      Ended
(in thousands)                                3/31/01        %        3/31/00     3/31/01        %        3/31/00
-------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Interest income                                $  409       (70)%      $ 1,382      $ 858        (63)%     $ 2,319
Interest (expense)                             $   (1)      (99)%      $  (100)     $ (80)       (21)%     $  (101)
Other income (expense)                         $ (382)      109%       $  (183)     $(107)       (72)%     $  (377)


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

Other income (expense) was primarily attributable to currency translation losses quarter over quarter.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the three and six months ended March 31, 2001 and 2000 was a benefit of 26% and 18%, respectively. The Company was not able to benefit all of its losses due to the non-deductible nature of certain intangible and goodwill costs. Also, the $3.3 million expense incurred in connection with the warrant issued to i2 and recorded in the quarter ended December 31, 2000 is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had cash and cash equivalents and marketable securities of approximately $36.9 million and working capital of $48.3 million. Cash provided by operations for the six months ended March 31, 2001 was $4.9 million, primarily attributable to an increase in deferred income and collection of accounts receivable.

Cash used in investing activities was $2.5 million, primarily for acquisitions of capital assets including financial software.

Cash used in financing activities was $2.0 million. The Company paid off a $2.3 million line of credit during the first quarter ended December 31, 2000.

As of March 31, 2001, the Company's principal commitments consist primarily of office leases for its U.S. and European headquarters. Under the terms of the U.S. lease agreement, upon termination of the lease, the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 2006.

The Company may use a portion of its cash to acquire additional businesses, products and technologies complementary to its business. The Company also plans to make investments over the next year in its Supply-Side and Demand-Side products.

The Company believes that its current cash balances and marketable securities combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least December 31, 2001.

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

Other factors, which are not identified herein, could also have such an effect, including without limitation those factors discussed in the Section entitled "Factors Affecting Future Performance" in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC").

RAPID TECHNOLOGICAL AND MARKET CHANGES

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements. The Company's success depends upon its ability to continue to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and industry standards, and achieve market acceptance. In particular, the Company believes that it must continue to respond quickly to users' needs for new functionality and to advances in hardware and operating systems, and that it must continue to create products that conform to industry standards regarding the communication and interoperability among software products of different vendors. Any failure by the Company to anticipate or respond adequately to technological developments and changes in customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenues. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements, or that the Company will not experience significant delays in developing such new products or product enhancements. Such delays could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products and product enhancements developed by the Company will achieve market acceptance.

DEPENDENCE ON MAXIMO

A significant portion of the Company's revenues are derived from the licensing of its MAXIMO family of products and to related services and support. The Company's financial performance depends largely on continued market acceptance of MAXIMO, and the acceptance of its Demand-Side e-commerce procurement application MAXIMO Buyer. The Company believes that continued market acceptance of MAXIMO and revenue growth will largely depend on its ability to enhance and broaden the capabilities of MAXIMO by among other things, incorporating Internet technologies into the MAXIMO products. Any factor adversely affecting sales of MAXIMO, such as delays in development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition or negative evaluations of MAXIMO, would have a material adverse effect on the Company's business and financial results.

SUPPLY-SIDE MARKET CHANGES

In the first quarter of fiscal 2001, the Company repositioned its MRO.COM brand Internet-based business-to-business marketplace as mroDistributor, mroManufacturer and mroConnect, offering the suppliers of MRO goods and services the ability to drive and control their Internet-based e-commerce initiatives.

There can be no assurance that the Company's Supply-Side products will be sold successfully, or that the Company's Supply-Side products will achieve market acceptance. There is also no assurance that the Company and its customers will create a large enough community of sellers, connected to a large enough community of buyers, for the Company to achieve leverage and market synergy between its Demand-Side and Supply-Side products. The market for business-to-business initiatives and supporting products has recently experienced significant turmoil and downturn, and there is no clear indication of whether or when this market may re-emerge, or the direction that it may take. As a result, the Company cannot predict whether or when products that enable business-to-business marketplaces or exchanges will gain acceptance and be adopted on a repeated or predictable basis. Sales of the Company's Supply-Side solutions will continue to fluctuate until the markets for business-to-business solutions in general, and for strategic MRO e-commerce initiatives in particular, stabilize, move and grow in an understandable and predictable direction.

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

DEPENDENCE ON SALES CHANNELS AND BUSINESS ALLIANCES

In order for the Company to maintain and grow its Demand-Side and Supply-Side revenues, the Company is both dependent upon its existing distribution channels, and it must develop new channels. The Company cannot control the actions of its distributors, resellers, agents and other channel partners, and if these companies suffer business downturns or fail to meet their objectives, the Company's revenues and results of operations will suffer as a result.

With respect to its Supply-Side business in particular, the Company will seek to develop new channels, often consisting of e-commerce marketplaces or exchanges that use the Company's Supply-Side products and generate further sales of mroDistributor, mroManufacturer and mroConnect. The ability of these marketplaces or exchanges to generate such sales for the Company will depend to a large degree on the validity of their underlying business models, the vibrancy of their various markets and various other factors specific to their businesses, including the general market acceptance and growth of e-commerce marketplaces and exchanges.

The Company has entered into strategic partnerships with various larger companies, such as i2 Technologies, Inc., Ariba, Inc., Rockwell Automation, and others. The Company's ability to generate incremental revenue through these partnerships will depend upon the Company's ability to integrate its products and solutions with those of the other company, and its ability to coordinate and support each company's sales and marketing efforts. In particular, the Company has agreed to integrate certain of its products with certain products offered by i2 Technologies, Inc., and the Company may experience difficulties in gaining market acceptance of the MRO Software and i2 integrated products, difficulties in integrating and coordinating MRO Software's products and sales efforts with the products and sales efforts of i2. Finally, competitive alliances may emerge among other companies.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

The Company has experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results, which may negatively impact the price of our stock. The Company believes that these quarterly fluctuations are partly attributable to the Company's sales commission policies, which compensate members of the Company's direct sales force for meeting or exceeding annual quotas. In addition, the Company's quarterly revenues and operating results have fluctuated historically due to the number and timing of product introductions and enhancements, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. The Company typically realizes a significant portion of its revenue from sales of software licenses in the last two weeks of a quarter, frequently even in the last days of a quarter. Failure to close a small number of large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

DEPENDENCE ON THIRD PARTIES

The Company has entered into nonexclusive license agreements with other third-party software vendors, pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses (or unable to renew them on commercially reasonable terms), or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities. The Supply-Side operation, is dependent on Digital Island, a third-party data center, which could be destroyed or damaged. The Company must stay on good terms with this vendor, and be able to renew its agreement with this vendor on commercially reasonably terms. If this data center were to become inoperable or unavailable on commercially reasonable terms, the Company would incur significant expense, and potentially lose its ability to provide these services altogether during the period of downtime and transition, resulting in customer dissatisfaction and market rejection of its Supply-Side offerings. The Company's Supply-Side operations are dependent upon the Company's ability to protect computer equipment and the information stored in these third-party data centers against damage that may be caused by natural disasters, fire, power loss, telecommunication or Internet failures, unauthorized intrusions, computer viruses and other similar damaging events. The Company cannot assure that any of these damaging events would not result in a prolonged outage of the Company's network services or that the Company would not experience a reduction of revenues or unexpected expenses which could have a material adverse effect on our business and financial results.

HOSTING

The Company does not have extensive experience in hosting applications. If we do not accurately predict the volume of traffic adequately, or if we encounter technical difficulties with our software, we may experience slower response times or other problems. Any delays in response time or performance problems could cause our customers to perceive this service as not functioning properly and they may discontinue use of our products and services.

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

PRODUCT DEVELOPMENT:  INTERNET

The Company has decided to incorporate into the MAXIMO product Java-based and other technologies emerging in conjunction with the Internet. Internet technologies and applications generally are developing and gaining acceptance rapidly in the market. MRO supply chain management using electronic commerce is a nascent market with many standards and technologies remaining to be developed. Accordingly, developing technologies pose risks to the Company. The Company believes that electronic commerce products and technologies complement the Company's enterprise asset management products. There can be no assurance that the Company will successfully anticipate trends in this market, that the Company will be successful in Internet technology development or acquisition efforts or that the Company's Internet applications, if developed, will achieve market acceptance.

LIMITED INTELLECTUAL PROPERTY PROTECTION

The Company's success is dependent upon its proprietary technology. The Company currently has one patent and protects its technology primarily through copyrights, trademarks, trade secrets and employee and third-party nondisclosure agreements. The Company's software products are sometimes licensed to customers under "shrink wrap" or "click wrap" licenses included as part of the product packaging or acknowledged by customers who register on-line. Although, in larger sales, the Company's shrink-wrap and click wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases its shrink-wrap and click wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink-wrap and click wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or development by others of similar technology. Although the Company believes that its products and technology do not infringe on any valid claim of any patent or any other proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could potentially have a material adverse result on our operating results and financial condition.

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

POSSIBLE CONTINUED VOLATILITY OF STOCK PRICE

There have recently been significant fluctuations in the market price of the common stock, par value $.01 per share, of the Company (the "Common Stock"). In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of many software and e-commerce companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations also may adversely affect the market price of the common stock.

EFFECT OF ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 by the fourth quarter of their fiscal year beginning after December 15, 1999. The Company does not anticipate that the application of SAB 101 will have a material adverse effect on its financial statements.

OTHER RISK FACTORS

The foregoing is not a complete description of all Risk Factors relevant to the Company's future performance, and the foregoing should be read and understood together with and in the context of the discussion entitled "Factors Affecting Future Performance" in our most recent Annual Report on Form 10-K as filed with the SEC, and similar discussions contained in the other documents that the Company has filed with the SEC.

NO REVISIONS OR UPDATES TO FORWARD-LOOKING STATEMENTS

The Company undertakes no obligation to release publicly any revision or update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's primary exposures to market risk are the effect of fluctuations in interest rates earned on its cash equivalents and marketable securities and exposures to foreign currency exchange rate fluctuations.

At March 31, 2001, the Company held $36.9 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

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

                        PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         The Company held a Special Meeting in Lieu of the Annual Meeting of Stockholders on March 6, 2001. At the Special Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

         1. To elect Alan L. Stanzler and Stephen B. Sayre as Class II Directors of the Company for a term of three years.

                                                      No. of Shares/Votes
                                                 ------------------------------
                                                    For      Authority Withheld
                                                 ----------  ------------------

                  Alan L. Stanzler               21,097,681        936,177
                  Stephen B. Sayre               21,295,087        738,777

         2. To approve an amendment to the Company's Articles of Organization changing the name of the Company to "MRO Software, Inc."

                                                      No. of Shares/Votes
                                                      -------------------
                  For                                      21,956,838
                  Against                                      71,196
                  Abstain                                       5,824

         3. To approve an amendment to the Company's Amended and Restated 1999 Equity Incentive Plan to increase the number of shares issuable thereunder by an additional 2,200,000 shares.

                                                      No. of Shares/Votes
                                                      -------------------
                  For                                      11,884,286
                  Against                                   4,790,419
                  Abstain                                     193,094
                  Broker Non-Votes                          5,166,059

         4. To ratify the appointment by the Board of Directors of PricewaterhouseCoopers as the Company's independent public accountants for the 2001 fiscal year.

                                                      No. of Shares/Votes
                                                      -------------------
                  For                                      22,021,034
                  Against                                       7,327
                  Abstain                                       5,497

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1 Amended and Restated Articles of Organization of the Company (included as
Exhibit 3.3 to the Company's Registration Statement on Form S-1, File No. 0-23852, and incorporated herein by reference)

3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, File No. 0-23852 and incorporated herein by reference)

3.3 Amendment to By-Laws adopted on February 1, 2001.

3.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

3.5 Amendment to Articles of Organization adopted on December 15, 1999 (included as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)

3.6 Amendment to Articles of Organization, dated March 6, 2001 (included as
Exhibit 3.4 to the Company's Current Report on Form 8-K dated March 9, 2001, File No. 0-23852, and incorporated herein by reference).

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

Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)


(b)      Reports on Form 8-K

The Company filed a Current Report on Form 8-K during the three months ended March 31, 2001, reporting the following:

On March 6, 2001, the Company's stockholders approved an amendment to the Company's Articles of Organization changing the Company's name from Project Software & Development, Inc. to MRO Software, Inc.

On March 7, 2001, the Company filed Articles of Amendment with the office of the Massachusetts Secretary of State, and the Company's name was changed to MRO Software, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MRO SOFTWARE, INC.


Date: May 15, 2001                         By: /s/ Peter J. Rice
      ------------                             ---------------------------------
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

3.3      Amendment to By-Laws adopted on February 1, 2001.

3.4      Form of Certificate of Designation of Series A Junior Participating
         Preferred Stock of Project Software & Development, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4(b) to the Company's Current Report on Form 8-K dated February 2, 1998,
         File No. 0-23852, and incorporated herein by reference)

3.5      Amendment to Articles of Organization adopted on December 15, 1999
         (included as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)

3.6      Amendment to Articles of Organization, dated March 6, 2001 (included as
         Exhibit 3.4 to the Company's Current Report on Form 8-K dated March 9,
         2001, File No. 0-23852, and incorporated herein by reference).

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
