Form 10-Q
period 2001-06-30
MRO SOFTWARE INC
filed 2001-08-14
CIK 920354

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(mark one)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________



                         Commission File Number 0-23852



                               MRO SOFTWARE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                            04-2448516
               -------------                            ----------
        (State or other jurisdiction                  (I.R.S employer
       incorporation or organization)              identification number)

                  100 CROSBY DRIVE, BEDFORD MASSACHUSETTS 01730
                  ---------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (781) 280-2000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    -----         -----

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 22,223,056 shares of common stock, $.01 par value per share, as of July 31, 2001.
================================================================================

                               MRO SOFTWARE, INC.
                                   10-Q INDEX




PART I.     FINANCIAL INFORMATION                                           PAGE

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets (unaudited) as of
            June 30, 2001 and September 30, 2000.                             3

            Consolidated Statements of Operations (unaudited) for
            the three and nine months ended June 30, 2001 and 2000.           4

            Consolidated Statements of Cash Flows (unaudited)
            for the nine months ended June 30, 2001 and 2000.                 5

            Notes to Consolidated Financial Statements (unaudited).           6


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              12


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       27




PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 28


            SIGNATURE                                                        30

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                      ASSETS                     JUNE 30,    SEPTEMBER 30,
                                                                   2001          2000
  (IN THOUSANDS, EXCEPT PER SHARE DATA)                         ---------      ---------
Current assets:
  Cash and cash equivalents                                     $  34,377      $  31,584
  Marketable securities                                             7,031          4,241
  Accounts receivable, trade, less allowance
   for doubtful accounts of $4,001 at June 30, 2001
   and $2,825 at September 30, 2000, respectively                  42,384         47,699
  Prepaid expenses and other current assets                         7,698          7,148
  Deferred income taxes                                             8,479          6,097
                                                                ---------      ---------
    Total current assets                                           99,969         96,769
                                                                ---------      ---------

Marketable securities                                                 999          1,059
Property and equipment, net                                        14,081         14,571
Intangible assets, net                                             52,325         63,286
Other assets                                                        2,002          2,168
Deferred income taxes                                               5,588          3,203
                                                                ---------      ---------
    Total assets                                                $ 174,964      $ 181,056
                                                                =========      =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                          $  15,661      $  16,013
 Accrued compensation                                               8,359          8,551
 Income taxes payable                                               2,568            660
 Deferred revenue                                                  23,320         19,080
 Deferred income taxes                                               --               94
 Line of credit                                                      --            2,278
                                                                ---------      ---------
    Total current liabilities                                      49,908         46,676
                                                                ---------      ---------

Other long term liabilities                                           180            188

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 22,220 and 22,069 issued at June 30, 2001
 and September 30, 2000, respectively                                 222            220
Additional paid-in capital                                         87,688         83,185
Deferred compensation                                                (175)          (233)
Retained earnings                                                  38,864         52,312
Accumulated other comprehensive loss                               (1,723)        (1,292)
                                                                ---------      ---------
    Total stockholders' equity                                    124,876        134,192
                                                                ---------      ---------

    Total liabilities and stockholders' equity                  $ 174,964      $ 181,056
                                                                =========      =========

 The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                               --------------------------  --------------------------
                                                   2001          2000          2001          2000
                                               ------------  ------------  ------------  ------------
(IN THOUSANDS,EXCEPT PER SHARE DATA)
        Revenues:
            Software                           $     14,124  $     21,238  $     42,231  $     55,619
            Support and services                     33,192        24,055        92,295        69,281
                                               ------------  ------------  ------------  ------------
                     Total revenues                  47,316        45,293       134,526       124,900
                                               ------------  ------------  ------------  ------------
        Cost of revenues:
            Software                                    519         2,680         1,670         4,184
            Support and services                     16,834        13,142        50,292        37,842
                                               ------------  ------------  ------------  ------------
                     Total cost of revenues          17,353        15,822        51,962        42,026
                                               ------------  ------------  ------------  ------------

        Gross margin                                 29,963        29,471        82,564        82,874

        Operating expenses:
            Sales and marketing                      17,794        17,261        56,095        46,949
            Product development                       7,617         5,630        19,880        15,647
            General and administrative                4,313         4,060        13,543        10,629
            Amortization of goodwill and
              other intangibles                       3,545         3,125        10,770         4,426
                                               ------------  ------------  ------------  ------------
                     Total operating expenses        33,269        30,076       100,288        77,651
                                               ------------  ------------  ------------  ------------

        (Loss)/income from operations                (3,306)         (605)      (17,724)        5,223

            Interest income                             274           384         1,132         2,703
            Interest expense                             27           (10)          (53)         (111)
            Other income (expense), net                (115)         (232)         (222)         (609)
                                               ------------  ------------  ------------  ------------

        (Loss)/income before income taxes            (3,120)         (463)      (16,867)        7,206

        (Benefit)/provision for income taxes           (936)         (177)       (3,419)        2,533
                                               ------------  ------------  ------------  ------------

        Net (loss)/income                      $     (2,184) $       (286) $    (13,448) $      4,673
                                               ============  ============  ============  ============

       Net (loss)/ income per share, basic     $      (0.10) $      (0.01) $      (0.61) $       0.22
                                               ------------  ------------  ------------  ------------
       Net (loss)/income per share, diluted    $      (0.10) $      (0.01) $      (0.61) $       0.20
                                               ------------  ------------  ------------  ------------
        Shares used to calculate net
          income/(loss) per share
             Basic                                   22,151        21,811        22,114        21,632
             Diluted                                 22,151        21,811        22,114        22,898

 The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS      NINE MONTHS
                                                                ENDED            ENDED
                                                               JUNE 30,         JUNE 30,
                                                                 2001             2000
                                                             ------------     ------------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
   Net (loss)/income                                         $    (13,448)    $      4,673
  Adjustments to reconcile net (loss)/income to net
    cash provided by operating activities:
    Depreciation and amortization                                  14,854            5,874
    Loss /(gain )on sale and disposal of property
      and equipment                                                    62               50
    Amortization of discount on marketable securities                   -              108
    Deferred rent                                                     (29)             (25)
    Deferred compensation                                              58                -
    Non-cash marketing expense                                      3,287                -
    Deferred income taxes                                          (4,858)          (1,898)
    Changes in operating assets and liabilities,
     net of effect of acquisitions:
      Accounts receivable                                           5,315           (7,486)
      Prepaid expenses                                             (2,479)          (3,221)
      Other assets                                                  2,094           (1,119)
      Accounts payable and accrued expenses                          (319)             883
      Accrued compensation                                           (192)          (2,830)
      Income taxes payable                                          1,909             (453)
      Deferred revenue                                              4,226            4,309
                                                             ------------     ------------
Net cash provided by/(used in) operating activities                10,480           (1,135)
                                                             ------------     ------------
Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired                    -          (55,558)
    Acquisitions of property and equipment and other
      capital expenditures                                         (3,466)          (6,798)
    Purchase of marketable securities                              (6,274)         (51,929)
    Sale of marketable securities                                   3,550           81,000
                                                             ------------     ------------
Net cash (used in) investing activities                            (6,190)         (33,285)
                                                             ------------     ------------
Cash flows from financing activities:
    Payment of line of credit                                      (2,278)               -
    Proceeds from exercise of stock options                         1,218            6,035
                                                             ------------     ------------
Net cash (used in)/ provided by financing activities               (1,060)           6,035
                                                             ------------     ------------

Effect of exchange rate changes on cash                             (437)             (331)
                                                             ------------     ------------

Net  increase/(decrease) in cash and cash equivalents               2,793          (28,716)

Cash and cash equivalents, beginning of period                     31,584           59,903
                                                             ------------     ------------

Cash and cash equivalents, end of period                     $     34,377     $     31,187
                                                             ============     ============

 The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of June 30, 2001 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2001, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2000.

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

Basic and diluted earnings per share are calculated as follows:

                                               THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)         06/30/01    06/30/00
                                              --------    --------

Net loss                                      $ (2,184)   $   (286)

Denominator:
Weighted average common shares
outstanding-basic                               22,151      21,811

Effect of dilutive securities
(stock options) (1)                                 --          --
                                              --------    --------

Weighted average common shares
outstanding                                     22,151      21,811
                                              ========    ========

Net (loss) per share-basic                    $  (0.10)   $  (0.01)
Net (loss) per share-diluted                  $  (0.10)   $  (0.01)

(1) Common stock equivalents of 510,000 and 901,000 for the three months ended June 30, 2001 and 2000, respectively are not included because they are anti-dilutive.

                                                NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)         06/30/01    06/30/00
                                              --------    --------

Net (loss)/income                             $(13,448)   $  4,673

Denominator:
Weighted average common shares
outstanding-basic                               22,114      21,632

Effect of dilutive securities
(stock options) (1)                                 --       1,266
                                              --------    --------

Weighted average common shares
outstanding-diluted                             22,114      22,898
                                              ========    ========

Net (loss)/income per share-basic             $  (0.61)   $   0.22
Net (loss)/income per share-diluted           $  (0.61)   $   0.20

(1) In the nine months ended June 30, 2001, common stock equivalents of 358,000 are not included because they are anti-dilutive.

C.         COMPREHENSIVE INCOME

The following table reflects the components of comprehensive income:

                                               THREE MONTHS ENDED
                                                    JUNE 30,
(IN THOUSANDS)                                  2001        2000
                                              --------    --------

Net loss                                      $ (2,184)   $   (286)
Other comprehensive income,
 Net of tax:
           Unrealized (loss)/gain on
            Securities arising during
            Period                                  (2)      1,516
           Foreign currency translation
            Adjustment                            (595)         44
                                              --------    --------
Comprehensive (loss)/income                   $ (2,781)   $  1,274
                                              ========    ========

                                                NINE MONTHS ENDED
                                                    JUNE 30,
(IN THOUSANDS)                                  2001        2000
                                              --------    --------

Net (loss)/income                             $(13,448)     $4,673
Other comprehensive income,
 Net of tax:
           Unrealized gain on
            Securities arising during
            Period                                   6       1,522
           Foreign currency translation
            Adjustment                            (437)       (319)
                                              --------    --------
Comprehensive (loss)/income                   $(13,879)   $  5,876
                                              ========    ========


D.         SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

In December 2000, the Company announced the repositioning of its Internet-Based supplier enablement software products. The Company now operates in two reportable industry segments: (1) the development, marketing and support of the "Demand-Side" software products and services, consisting of MAXIMO(R) Enterprise(TM) and MAXIMO(R) Extended Enterprise(TM) (which includes MAXIMO Buyer, our e-procurement application that was integrated with MAXIMO during fiscal 2000), and (2) the development, marketing and support of our "Supply-Side" software products and services, consisting of mroDistributor(TM), mroManufacturer(TM) and mroConnect(TM), and our Internet-based content management tools and cataloging services developed and marketed by the Company's INTERMAT, Inc. subsidiary. Asset information by reportable segment is not reported, since the Company does not produce such information internally. The Company also manages these segments across geographic reportable segments:
United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. All segments are managed by the same board of directors and executive officers.

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


A summary of the Company's operations by product line was as follows:

                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                                2001        2000
(IN THOUSANDS)                                --------    --------

Revenues:

Demand-Side software and services             $ 42,588    $ 36,325
Supply-Side software and services                4,728       8,968
                                              --------    --------
                                              $ 47,316    $ 45,293
                                              ========    ========
(Loss)/income from operations:

Demand-Side software and services             $  5,534    $  6,258
Supply-Side software and services               (8,840)     (6,863)
                                              --------    --------
                                              $ (3,306)   $   (605)
                                              ========    ========

                                                NINE MONTHS ENDED
                                                    JUNE 30,
                                                2001        2000
(IN THOUSANDS)                                --------    --------

Revenues:

Demand-Side software and services             $120,802    $105,656
Supply-Side software and services               13,724      19,244
                                              --------    --------
                                              $134,526    $124,900
(Loss)/income from operations:

Demand-Side software and services             $ 18,024    $ 15,187
Supply-Side software and services              (35,748)     (9,964)
                                              --------    --------
                                              $(17,724)   $  5,223
                                              ========    ========

A summary of the Company's revenues by geographical area was as follows:

                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                                2001        2000
(IN THOUSANDS)                                --------    --------
Revenues:
           United States                      $ 31,830    $ 28,134
           Other Americas                        2,700       3,989
           Intercompany revenues                 1,550         691
                                              --------    --------
           Subtotal                           $ 36,080    $ 32,814
                                              --------    --------

           Europe/Middle East and Africa        10,331       9,362
           Asia/Pacific                          2,455       3,808
           Consolidating eliminations           (1,550)       (691)
                                              --------    --------
           Total revenues                     $ 47,316    $ 45,293
                                              ========    ========

                                                NINE MONTHS ENDED
                                                    JUNE 30,
                                                2001        2000
(IN THOUSANDS)                                --------    --------
Revenues:

           United States                      $ 85,551    $ 76,321
           Other Americas                        7,558       9,350
           Intercompany revenues                 4,845       2,792
                                              --------    --------
           Subtotal                           $ 97,954    $ 88,463
                                              ========    ========

           Europe/Middle East and Africa        33,504      31,038
           Asia/Pacific                          7,913       8,191
           Consolidating eliminations           (4,845)     (2,792)
                                              --------    --------
           Total revenues                     $134,526    $124,900
                                              ========    ========

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

E.         COMMON STOCK:

In Apri1 1999, the Company granted a two-year option to W.W. Grainger, Inc. ("Grainger) to purchase 5% of the Company's wholly owned subsidiary, MRO.com, Inc. In June 2001, the Company paid $650,000 to Grainger to re-purchase the option grant.

In December 2000, the Company issued a warrant to i2 Technologies, Inc. ("i2") under which i2 has the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $10.25 per share. i2 had not exercised this warrant as of August 13, 2001. The Company valued the warrant at $3.3 million using the Black-Scholes valuation model, with the following assumptions: (1) risk-free interest rate of 4.8%; (2) life of 2.5 years; and (3) volatility of 105%. The warrant is immediately exercisable and has been recorded as a one-time non-cash sales and marketing expense. The warrant was issued in connection with a strategic agreement for the two companies to resell each other's offerings and integrate their technologies to create a solution for the strategic asset maintenance, repair and operations market.

F.         ACCOUNTING STANDARDS:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFASB No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2003. The Company has the option to early adopt SFAS No. 142 in the first quarter of fiscal year ended September 30, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 by the fourth quarter of their fiscal year beginning after December 15, 1999. The Company does not anticipate that the application of SAB 101 will have a material adverse effect on its financial statements for the current fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly report on Form 10-Q may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements: "expects", "anticipates", and "estimates". Forward-looking statements include, but are not limited to, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Actual results may differ materially from those suggested by the forward-looking statements for various reasons, including those discussed under "Factors Affecting Future Performance." These forward-looking statements speak only as of the date of this Quarterly Report, and the Company disclaims any obligation to update such forward looking statements as a result of any change in circumstances or otherwise.

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

In December 2000, the Company announced the repositioning of its Internet-based supplier enablement software products. The Company now operates in two reportable industry segments: (1) the development, marketing and support of our "Demand-Side" software products and services, consisting of MAXIMO(R) Enterprise(TM) and MAXIMO(R) Extended Enterprise(TM)(which includes MAXIMO Buyer, our e-procurement application that was integrated with MAXIMO during fiscal year 2000) and (2) the development, marketing and support of our "Supply-Side" software products and services, and the Internet-based content management tools and cataloging services developed and marketed by the Company's INTERMAT, Inc. subsidiary. The Supply-Side products consist of the mroDistributor(TM), mroManufacturer(TM) and mroConnect(TM) products. These products are offered under an application service provider subscription model. The Company also offers application hosting services delivered through our mroHosting Center, and our MRO.COM website acts as an administrative and support hub for these solutions.

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

RESULTS OF OPERATIONS

REVENUES

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services, including support contracts, training and consulting services, application service provider subscription fees, commerce fees charged for electronic commerce transactions, and data content services offered through the Company's INTERMAT, Inc. subsidiary.

                                     Three                 Three       Nine                  Nine
                                     Months                Months     Months                Months
                                     Ended      Change     Ended      Ended     Change      Ended
(in thousands)                      6/30/01       %       6/30/00    6/30/01      %        6/30/00
---------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Software licenses                    $14,124       (33%)   $21,238    $42,231       (24%)   $55,619
Percentage of total revenues           30%                   47%        31%                   45%

Support and services                 $33,192        38%    $24,055    $92,295        33%    $69,281
Percentage of total of revenues        70%                   53%        69%                   55%

Total revenues                       $47,316         4%    $45,293   $134,526         8%   $124,900

Total revenues for the quarter increased $2.0 million over the comparable quarter and $9.6 million year over year. The increases are attributable to an increase in Demand-Side support and service revenues. Demand-Side revenues represent 90% of total revenues for the quarter. Total revenues for the Demand-Side business segment increased 17% to $42.6 million from $36.3 million over the comparable quarter and 14% to $120.8 million from $105.7 million year over year. The Company's North American market made the strongest contribution for the quarter ended June 30, 2001 at 70% of total revenues. Total revenues for the Supply-Side business segment, which include revenues from the Company's suite of hosted solutions, decreased 47% to $4.7 million from $9.0 million over the comparable quarter and 29% to $13.7 million from $19.2 million year over year. The decreases are attributable to transitioning to an Application Service Provider ("ASP") subscription revenue model for the Supply-Side of the business, which was implemented for the first time in the quarter ended December

31, 2000. Also, the Company concluded a significant one-time license agreement for its supplier content management tools for approximately $4.4 million in fiscal 2000 that was not repeated in fiscal 2001.

Software license revenue decreased 33% or $7.1 million over the comparable quarter and 24% or $13.4 million year over year. The decreases are mainly attributable to decreases in Supply-Side software sales due to the transition to an ASP subscription revenue model, and to a lesser extent cautious spending for enterprise asset management software. Software license revenue for the Supply-Side business segment decreased 96% to $229,000 from $5.9 million over the comparable quarter and decreased 97% to $396,000 from $14.8 million year over year. The Company attributes this decline to transitioning to an ASP subscription revenue model for the Supply-Side of the business. ASP revenues are recognized ratably over the contract period and are recognized as service revenues regardless of whether the customer pays up front or monthly. In the previous year, the Company sold perpetual licenses to customers and generally recognized revenue upon shipment of the software license. The Company also recorded a significant one-time license agreement for MRO supplier content management tools for approximately $4.4 million that was not repeated in fiscal 2001. Demand-Side software revenues decreased 10% to $13.9 million from $15.3 million over the comparable quarter and increased 2% to $41.9 million from $40.9 million year over year. The quarter over quarter decreases are mainly attributable to a cautious spending pattern in the enterprise asset management market and current economic conditions. The increase in Demand-Side revenues year over year is attributable to some very large software licenses in excess of $1 million sold in North America and Europe. In the quarter ended March 31, 2001, the Company concluded the sale of four software licenses in excess of $1 million in North America and two software licenses in excess of $1 million in Europe. In the current quarter ended June 30, 2001, the Company concluded the sale of two large software licenses in excess of $1 million in North America.

Support and services revenue increased 38% or $9.1 million over the comparable quarter and 33% or $23.0 million year over year. Support revenues were $12.2 million and $9.5 million over the comparable quarter and $34.9 million and $26.3 million year over year. Demand-Side support revenues represented 98% of total support revenues for the comparable quarters and 98% and 99% year over year. Support revenues have increased as a result of sequential increases in software revenue and a high retention of the existing customer base. The current renewal rate is over 90% for all Demand-Side customers. Service revenues were $21.0 million and $14.5 million over the comparable quarter and $57.4 million and $43.0 million year over year. Services revenues are comprised of consulting and training services offered to customers, data content services, and ASP fees. ASP fees are not yet a significant amount of revenues. However, the Company's management expects that the number of customers using the product will continue to increase over the next year. The Company continues to make significant investments to the Supply-Side infrastructure. Demand-Side service revenues represented 80% of total services revenues for the comparable quarters and 78% and 90% year over year. The increase in Demand-Side service revenues is primarily attributable to a few large on-going implementations derived from some of the significant software sales made during the fiscal year and an increase in the utilization of consultants used to perform implementations of the Company's products. Supply-Side service revenues increased 51% over the comparable quarter and 204% year over year. The increases are attributable to a single large contract for data content services. The Company does not expect to recognize any additional, significant revenue from this large contract in the near future.

COST OF REVENUES

                                     Three                 Three       Nine                  Nine
                                     Months                Months     Months                Months
                                     Ended      Change     Ended      Ended      Change     Ended
(in thousands)                      6/30/01       %       6/30/00    6/30/01       %       6/30/00
---------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Software licenses                       $519       (81%)    $2,680     $1,670       (60%)    $4,184
Percentage of software licenses           4%                   13%         4%                    8%

Support and services                 $16,834        28%    $13,142    $50,292        33%    $37,842
Percentage of support and services       51%                   55%        54%                   55%

Total cost of revenues               $17,353        10%    $15,822    $51,962        24%    $42,026
Percentage of total revenues             37%                   35%        39%                   34%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The decrease in the cost of software license revenues quarter over quarter and year over year was due primarily to a decrease in royalties paid for third-party products, as less of these third-party products are being resold, as well as a significant one-time cost for software purchased for resale in fiscal 2000 that was not repeated in fiscal 2001. Also, contributing to the decreases are the amount of documentation and production material expenses in the Demand-Side business segment. Documentation costs are down period over period because the Company no longer mass-produces documentation materials. The Company now offers documentation to its customers via a web-site link. In addition, the Company is purchasing less production materials, such as CD-Roms, and ships fewer CD-Roms with the newer versions of its software products.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities and costs for utilization of third-party consultants. Cost of support revenues was $2.0 million and $2.1 million over the comparable quarter and $6.6 million and $5.8 million year over year. Cost of support revenues as a percentage of total support revenues was 16% and 22% over the comparable quarter and 19% and 22% year over year. The decreases in cost of support revenues as a percentage of support revenues are attributable to an increase in support revenues without a commensurate increase in support personnel or other support costs. Cost of services revenues was $14.9 million and $11.1 million over the comparable quarter and $43.7 million and $32.1 million year over year. The increase in cost of services is primarily attributable to the utilization of third-party consultants to perform services related to a large Supply-Side contract related to content services recorded in the first quarter of 2001 as well as the cost of additional personnel hired to support the growth and demand for support and services. The Company has made and will continue to make significant investments in its Supply-Side segment and may not derive revenue and benefit from these investments in the near future. Cost of services revenues as a percentage of total services revenues was 71% and 76% over the comparable quarter and 76% and 75% year over year. The decrease in cost of services as a percentage of total services revenues quarter over quarter is due to a higher utilization of in-house staff and lower third-party costs in the current period.

OPERATING EXPENSES

                                     Three                 Three       Nine                  Nine
                                     Months                Months     Months                Months
                                     Ended      Change     Ended      Ended      Change     Ended
(in thousands)                      6/30/01       %       6/30/00    6/30/01       %       6/30/00
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Sales and marketing                  $17,794         3%    $17,261    $56,095        19%    $46,949
Percentage of total revenues             38%                   38%        42%                   38%

Product development                   $7,617        35%     $5,630    $19,880        27%    $15,647
Percentage of total revenues             16%                   12%        15%                   13%

General and administrative            $4,313         6%     $4,060    $13,543        27%    $10,629
Percentage of total revenues              9%                    9%        10%                    9%

Goodwill amortization                 $3,545        13%     $3,125    $10,770       143%     $4,426
Percentage of total revenues              7%                    7%         8%                    4%

The increases in sales and marketing expenses over the comparable quarter were mainly due to sales commissions. The increase in sales and marketing expenses over the prior year is primarily attributable to a one-time charge recorded in the first quarter of fiscal 2001 of $3.3 million for a warrant issued to i2 Technologies, Inc. ("i2") and sales commissions. In December 2000, the Company issued a warrant to i2 under which i2 has the right to purchase up to 500,000 shares of the

Company's common stock at an exercise price of $10.25 per share. i2 had not exercised this warrant as of August 13, 2001. The Company valued the warrant using the Black-Scholes valuation model. The warrant was issued in connection with a strategic agreement between the two companies to resell each other's offerings and integrate their technologies to create a solution for the strategic asset maintenance, repair and operations market. During the three months ended December 31, 2000, the Company also wrote off a $1 million receivable owed by a company that had ceased operations.

The increase in product development expenses quarter over quarter and year over year is primarily due to the hiring of additional employees to further develop e-commerce products and make enhancements to the Company's MAXIMO products, as well as, translation of the Company's products to foreign languages. The Company intends to continue to make investments in electronic commerce products for MRO supply chain management and e-procurement. The Company will also make further enhancements to its MAXIMO (Demand-Side) products.

The increases in general and administrative expenses were primarily due to salaries and related benefits, as well as other expenses to support the increase in revenues and global expansion of the Company. Also, in the quarter ended June 30, 2001, the Company paid $650,000 to W.W. Grainger, Inc. as payment for the re-purchase of a stock option agreement.

The increase in goodwill amortization expense is attributable to the acquisitions of businesses completed during fiscal year 2000. There were no acquisitions made during the nine months ended June 30, 2001.

NON-OPERATING EXPENSES

                                     Three                 Three       Nine                  Nine
                                     Months                Months     Months                Months
                                     Ended      Change     Ended      Ended      Change     Ended
(in thousands)                      6/30/01       %       6/30/00    6/30/01       %       6/30/00
---------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Interest income                         $274       (29%)      $384     $1,132       (58%)    $2,703
Interest (expense)                       $27       170%       $(10)      $(53)      (52%)     $(111)
Other income (expense)                 $(115)      (50%)     $(232)     $(222)      (64%)    $ (609)


Interest income is attributable to interest earned on marketable securities and cash equivalents from cash flow generated from operations. The Company liquidated a portion of its marketable securities in March 2000 in order to complete the purchase of INTERMAT, Inc. and has thus earned less interest income from investments. The Company may decide to make further investments in marketable securities in the future.

Other income (expense) was primarily attributable to currency translation losses.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the current quarter and year to date was a benefit of 30% and 20%. The Company was not able to benefit all of its losses due to the non-deductible nature of certain intangible and goodwill costs. Also, the $3.3 million expense incurred in connection with the warrant issued to i2 and recorded in the quarter ended December 31, 2000 is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had cash and cash equivalents and marketable securities of approximately $42.4 million and working capital of $50.1 million. Cash provided by operations for the nine months ended June 30, 2001 was $10.5 million, primarily attributable to an increase in collection of accounts receivable.

Cash used in investing activities was $6.2 million, primarily for acquisitions of capital assets including financial software and purchases of marketable securities.

Cash used in financing activities was $1.1 million. The Company paid off a $2.3 million line of credit during the first quarter ended December 31, 2000 related to the acquisition of Applied Image Technologies, Inc. ("AIT") in the last quarter of fiscal year 2000.

As of June 30, 2001, the Company's principal commitments consist primarily of office leases for its U.S. and European headquarters. Under the terms of the U.S. lease agreement, upon termination of the lease, the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 2006.

The Company may use a portion of its cash to acquire additional businesses, products and technologies complementary to its business. The Company also plans to make investments over the next year in its Supply-Side and Demand-Side products.

The Company believes that its current cash balances and marketable securities combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least June 30, 2002.

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

RAPID TECHNOLOGICAL AND MARKET CHANGES

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements. The Company's success depends upon its ability to continue to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and industry standards, and achieve market acceptance. In particular, the Company believes that it must continue to respond quickly to users' needs for new functionality and to advances in hardware and operating systems, and that it must continue to create products that conform to industry standards regarding the communication and interoperability among software products of different vendors. Any failure by the Company to anticipate or respond adequately to technological developments and changes in customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenues. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements, or that the Company will not experience significant delays in developing such new products or product enhancements. Certain portions of the Company's new products and product enhancements are being developed by third party contractors, who are outside of the Company's direct control, and who may fail to deliver software on time with the specified functionality. Such delays could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products and product enhancements developed by the Company will achieve market acceptance. Finally, when the Company develops new products or enhances its existing products, it is possible that potential customers will defer or delay their decisions to purchase existing products while the newer products and enhancements are being developed, released and proven in the market. Such delays could have a material, adverse impact on ongoing sales of existing products, and on the Company's results of operations.

DEPENDENCE ON MAXIMO

A significant portion of the Company's revenues are derived from the licensing of its MAXIMO family of products and to related services and support. The Company's financial performance depends largely on continued market acceptance of MAXIMO, and the acceptance of its Demand-Side e-commerce procurement application MAXIMO Buyer. The Company believes that continued market acceptance of MAXIMO and revenue growth will largely depend on its ability to enhance and broaden the capabilities of MAXIMO by among other things, incorporating Internet technologies into the MAXIMO products. Any factor adversely affecting sales of MAXIMO, such as delays in development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition, negative evaluations of MAXIMO or potential customers' delay in purchasing in anticipation of new product releases, would have a material adverse effect on the Company's business and financial results.

SUPPLY-SIDE MARKET CHANGES

In the first quarter of fiscal 2001, the Company repositioned its Internet-based supplier enablement products as mroDistributor, mroManufacturer and mroConnect, offering the suppliers of MRO goods and services the ability to drive and control their Internet-based e-commerce initiatives.

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

SUPPLY-SIDE SUBSCRIPTION REVENUE MODEL

The Company's Supply-Side revenues are largely received from subscription agreements under which customers pay a relatively low monthly or annual fee for the right to access and use the Supply-Side products. The Supply-Side products are hosted by the Company and accessed by its customers via the Internet, and as a result Supply-Side customers do not need to create or maintain extensive internal information systems infrastructure to support the solution, and their initial investments are typically lower than for the Demand-Side. As a result of all of the foregoing, the customers' cost to discontinue their Supply-Side subscriptions, or switching to other solutions, are lower.

The use of applications on a hosted basis presents difficulties to customers that they do not face with software that they have licensed internally. For instance, individual customers might not be able to modify the software to meet their idiosyncratic needs, since the desired modification might impact all customers who subscribe to the Company's Supply-Side solutions. Conversely, the Company may implement changes to the software that it believes will meet general market requirements, but which are not desired by certain customers.

In the event that any of the foregoing difficulties are experienced by a material number of Supply-Side customers, it would be easy for those customers to discontinue their subscriptions, which could cause a material, adverse impact on the Company's Supply-Side revenue, and on the Company's overall results of operations.

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

The Company has entered into strategic partnerships with various larger companies, such as i2 Technologies, Inc., Ariba, Inc., Rockwell Automation, and others. The Company's ability to generate incremental revenue through these partnerships will depend upon the Company's ability to integrate its products and solutions with those of the other companies, and its ability to coordinate and support each company's sales and marketing efforts. In particular, the

Company has agreed to integrate certain of its products with certain products offered by i2 Technologies, Inc., and the Company may experience difficulties in gaining market acceptance of the MRO Software and i2 integrated products, difficulties in integrating and coordinating MRO Software's products and sales efforts with the products and sales efforts of i2. Finally, competitive alliances may emerge among other companies.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

The Company has experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results, which may negatively impact the price of our stock. The Company believes that these quarterly fluctuations are partly attributable to the Company's sales commission policies, which compensate members of the Company's direct sales force for meeting or exceeding annual quotas. In addition, the Company's quarterly revenues and operating results have fluctuated historically due to the number and timing of product introductions and enhancements, customers' delaying their purchasing decisions in anticipation of new product releases, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. The Company typically realizes a significant portion of its revenue from sales of software licenses in the last two weeks of a quarter, frequently even in the last days of a quarter. Failure to close a small number of large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

COMPETITION

The market for enterprise asset maintenance software such as MAXIMO is fragmented by geography, by hardware platform and by industry orientation, and is characterized by a large number of competitors including both independent software vendors and certain enterprise resource planning ("ERP") vendors. Independent software vendors include Datastream, Manugistics and Indus. MAXIMO also competes with integrated ERP systems which include integrated maintenance modules provided by several large vendors, such as SAP, Oracle and JD Edwards and others. Currently, MAXIMO competes with products of a number of large vendors, some of which have traditionally provided maintenance software running on mainframes and minicomputers and are now offering systems for use in the client/server environment. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality to enter the client/server market. Some of the companies mentioned above have also developed e-procurement applications that are competitive with MAXIMO Buyer, and e-commerce platforms and supply chain integration solutions that are competitive with the Company's Supply-Side solutions.

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

DEPENDENCE ON THIRD PARTIES

The Company has entered into nonexclusive license agreements with other third-party software vendors, pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses (or unable to renew them on commercially reasonable terms), or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities. The Supply-Side operation is dependent on Digital Island, a third-party data center, which could be destroyed or damaged. The Company must stay on good terms with this vendor, and be able to renew its agreement with this vendor on commercially reasonably terms. If this data center were to become inoperable or unavailable on commercially reasonable terms, the Company would incur significant expense, and potentially lose its ability to provide these services altogether during the period of downtime and transition, resulting in customer dissatisfaction and market rejection of its Supply-Side offerings. The Company's Supply-Side operations are dependent upon the Company's ability to protect computer equipment and the information stored in these third- party data centers against damage that may be caused by natural disasters, fire, power loss, telecommunication or Internet failures, unauthorized intrusions, computer viruses and other similar damaging events. The Company cannot assure that any of these damaging events would not result in a prolonged outage of the Company's network services or that the Company would not experience a reduction of revenues or unexpected expenses which could have a material adverse effect on our business and financial results.

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

The Company's success and profitability in its Supply-Side business is dependent on the Company's ability to increase the scalability and performance of its Supply-Side solutions, meaning that the Company must be able to host and operate a large number of mroDistributor, mroManufacturer and mroConnect product instances on a single computer using multiple processors. This is because the Company incurs fixed costs associated with the hosting environment, regardless of how many, or how few, Supply-Side products are hosted at the same time. If the Company is unable to host a certain number of Supply-Side solutions per computer, then the Supply-Side business may not become profitable for a long time. Moreover, if the Company is not able to operate a large number of Supply-Side product instances on the same computer without denigrating product performance, the Supply-Side solutions may not gain customer acceptance and market penetration.

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

PRODUCT DEVELOPMENT:  ACQUISITIONS

The Company may from time to time purchase software products or technologies from other companies. While the Company exercises due diligence in determining whether acquired products or technologies are suitable and of commercial quality, there can be no assurances that the new products or technologies will meet the Company's expectations, that the Company will be able to employ and retain the personnel necessary for the Company to effectively exploit the new products or technologies, that the Company will be able to successfully integrate the new products or technologies with or into the Company's existing products and product architecture, that the Company will be able to effectively distribute the new products or technologies through its existing sales force and channels, that the Company will be able to retain existing customers and revenue streams that may be associated with the new products or technologies, or that such existing customers may not demand that the Company remedy problems that were not known or disclosed at the time of the acquisition. As a result of the foregoing, the Company may not realize the benefits intended from such acquisitions or recover its investments, which would have a material adverse impact on the Company's business and its results of operations.

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

EFFECT OF ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFASB No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic test of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2003. The Company has the option to early adopt SFAS No. 142 in the first quarter of fiscal year ended September 30, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

On December 3, 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 by the fourth quarter of their fiscal year beginning after December 15, 1999. The Company does not anticipate that the application of SAB 101 will have a material adverse effect on its financial statements for the current fiscal year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Company's primary exposures to market risk are the effect of fluctuations in interest rates earned on its cash equivalents and marketable securities and exposures to foreign currency exchange rate fluctuations.

At June 30, 2001, the Company held $42.4 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

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

                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, File No. 0-23852, and incorporated herein by reference)

3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, File No. 0-23852 and incorporated herein by reference)

3.3        Amendment to By-Laws adopted on February 1, 2001 (including as
           Exhibit 3.3 to the Company's Current Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-23852 and incorporated herein by reference)

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

    There were no current reports filed on Form 8-K for the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  MRO SOFTWARE, INC.
                                                  ------------------


Date:  August 14, 2001                            By:  /s/ Peter J. Rice
       ---------------                                 -----------------
                                                  Peter J. Rice
                                                  Executive Vice President -
                                                  Finance and Administration,
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NO.                DESCRIPTION                                             PAGE
---                -----------                                             ----

3.1 Amended and Restated Articles of Organization of the Company (included as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

3.2 Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 File No. 0-23852 and incorporated herein by reference)

3.3        Amendment to By-Laws adopted on February 1, 2001 (including as
           Exhibit 3.3 to the Company's Current Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-23852 and incorporated herein by reference)

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