Form 10-K
period 2001-09-30
MRO SOFTWARE INC
filed 2001-12-28
CIK 920354

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
(mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [_]

As of December 18, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $305,211,297 based on the last sale price of such stock on such date.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 22,499,048 shares of common stock, $.01 par value per share, as of December 18, 2001.

                      DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------

                               EXPLANATORY NOTE

This Annual Report on Form 10-K, as well as documents incorporated herein by reference, may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements: "expects", "anticipates", and "estimates". Forward-looking statements include, without limitation, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements for various reasons, include those discussed under "Factors Affecting Future Performance." These forward-looking statements speak only as of the date of this Annual Report, and the Company disclaims any obligation to update such forward looking statements as a result of any change in circumstances or otherwise.

MRO Software, Inc., incorporated in May 1968, under the laws of the Commonwealth of Massachusetts, is hereinafter sometimes referred to as the "Company", "MROI", "our", "us", or "we".

MAXIMO(R), and Intermat(R) are registered trademarks of MROI. MRO Software(TM), MAXIMO Enterprise(TM), MAXIMO Extended Enterprise(TM), MAXIMO Buyer(TM), Standard Modifier Dictionary(TM), SMD(TM), Collego(TM), Collego Catalog Manager(TM), AToMS(TM), MRO.COM(TM), mroMarketplace(TM), mroSupplier(TM), mroDistributor(TM), mroManufacturer(TM), and mroConnect(TM) are trademarks and service marks of MROI or its subsidiaries. Microsoft(R) is a registered trademark of Microsoft Corporation and Oracle(R) is a registered trademark of Oracle Corporation. Other company and product names may be trademarks of the respective companies.

(C)2001 MRO Software, Inc. All rights reserved.

--------------------------------------------------------------------------------

                                    PART I


ITEM 1. BUSINESS

FISCAL 2001 IN REVIEW
Fiscal 2001 marked our transition and expansion from the core Enterprise Asset Maintenance ("EAM") market to a broader solution set that encompasses the entire industrial supply chain. We entered fiscal 2001 with operations in two distinct yet synergistic operating segments: (1) our "Demand-Side" software products and services, consisting of MAXIMO Enterprise and MAXIMO Extended Enterprise, and
(2) our "Supply-Side" software products and services, consisting of Online Commerce Services ("OCS") and Catalog Management. During fiscal 2001, the Company strengthened these offerings and improved its market positioning in many ways, including the following:

 .    In March 2001, the Company changed its name to MRO Software, Inc. and its
     NASDAQ trading symbol to "MROI", formally signaling the increased reach of the Company's offerings.

 .    In August 2001, the Company acquired the assets of Collego Corporation, most notably the Collego Catalog Manager software product, which (i) extends our "Supply-Side" Online Commerce Services ("OCS") offerings with a powerful online industrial catalog management application, (ii) gives the Company an entirely new enterprise application offering, and (iii) broadens MAXIMO product functionality.

 .    In September 2001, the Company released the first customer shipment of
     MAXIMO Version 5.0, a 100 percent pure Internet product developed on open standards component architecture that lowers the total cost of ownership for enterprise application portfolios and allows customers to support their global enterprise or single sites via any browser-enabled device. MAXIMO Version 5.0 significantly streamlines operations by reducing the time and cost associated with deployment, maintenance and training. By virtue of its new architecture, MAXIMO Version 5.0 also lowers the total cost of ownership due to enhanced interoperability with core applications within and outside an enterprise.

 .    At the start of fiscal 2001, our "Supply-Side" offerings were targeted at three distinct segments of the industrial supplier market: distributors (mroDistributor), manufacturers (mroManufacturer) and marketplace operators (mroConnect). As the year progressed, we increased the overall functionality delivered by all of the "Supply-Side" offerings, and blended them into a single service known as our "Online Commerce Services", or "OCS". These services, administered and supported through our MRO Operations Center at http://network.mro.com, enable industrial suppliers of any type, including distributors, manufacturers or e-commerce marketplaces, to engage in various levels of online commerce according to their needs.

During the year, we found that certain elements of our "Supply-Side" offerings could be sold into our MAXIMO customer base, either as a complete e-commerce platform or as component enterprise applications. We found that our MAXIMO customers could influence their online trading partners to subscribe to OCS as a means of achieving supply-chain integration. As a result, the Company has found that its "Demand-Side" and "Supply-Side" operations have become blended, and we have recently begun to position all of our product and service offerings as an enterprise product "suite" - the key set of enterprise applications and online services that enable asset-intensive businesses to optimize the value of their assets and to integrate and extend their information systems with those of their industrial supply chain partners.

For fiscal 2002, the "Demand-Side" product offerings have been re-named Strategic MRO, and the "Supply-Side" product (OCS) offerings have been split into two distinct products lines: supplier enablement and enterprise catalog management. All of the Company's products and services will be marketed as components of a single
--------------------------------------------------------------------------------
integrated solution set, as the Company strengthens and expands its footprint, and addresses the broad range of business needs for asset-intensive companies and their business partners.

BUSINESS STRATEGY

The Company is currently building its business strategies around the following key strengths that we believe will drive future success. First, our products and services solve large and recurring problems for asset-intensive companies. Second, as a company with a large and diverse customer base we have a stable foundation on which to grow the business. Thirdly, our products have a significant architectural advantage that both offers a unique solution to our users and also establishes key differentiation from competitors in our market. Lastly, we are expanding the total solution offering to our customers with new product and service introductions that are logical extensions of current products and services and which are based on our accumulated expertise and market knowledge.

Based on the above strengths we are making six business assumptions that will, taken together, drive our business decisions and investments to capture the potential we see in the years ahead. These areas are:

     . Web Architecture: Products built on a 100% web architecture offer a superior solution that benefits customers with lower cost of ownership and faster deployment, while providing MRO Software with an efficient development environment

     . Back to basics: Asset intensive companies are getting back to basics, focusing on block-and-tackle management of fundamentals such as inventory levels, work planning and scheduling, and safety and risk management. The distraction of elusive gains expected from abstract Internet projects has been replaced by a return to a focus on core operational competence.

     . Enterprise suite applications reign: Companies will look to a new class of enterprise suite provider that can combine a demand engine for industrial materials and services, supplier enablement, and catalog management.

     . Supplier enablement: Outsourcing of supplier e-commerce transactions will be the most efficient investment choice for our target market.

     . Digital product management: The importance of catalog publishing and digital content management will gain momentum as companies increase their investment in online commerce.

     . Alliances: The importance of partnerships with systems integrators and channel partners will continue to grow.

Informed by these assumptions, the Company leverages its key strengths identified above to deliver powerful solutions that provide real value to its customers, as follows.

The MRO Solution

Through our unique combination of domain expertise in maintenance repair and operations ("MRO") and our EAM software products, and through our hosted solutions enabling manufacturers and distributors to participate in e-commerce, the Company provides a comprehensive industrial supply chain solution. MRO Software's Strategic MRO solutions (MAXIMO) help companies in asset intensive industries increase their return on assets while decreasing their operational costs, including the costs of transacting with their suppliers.

Online Commerce Services provides the tools and technology to enable distributors and manufacturers of industrial parts - through one catalog and one connection -to gain exposure to all types of buyers via multiple marketplaces and exchanges.

--------------------------------------------------------------------------------

Through strategic acquisitions, we have acquired domain expertise and product offerings in industrial content and catalog management, namely the Standard Modifier Dictionary ("SMD"), Struxure and Collego Catalog Manager products.

Our industrial product offerings combine to offer a comprehensive end-to-end solution, (and provide demonstrable value) to all participants in the industrial supply chain.

Market Leadership

Our flagship Strategic MRO product is MAXIMO Extended Enterprise. MAXIMO Extended Enterprise combines a robust, proven, and market-leading EAM application product with comprehensive e-commerce capabilities that enable e-procurement of MRO materials, labor and services for both scheduled and unscheduled tasks that are required to efficiently manage virtually any industrial entity.

Our commitment to improving product architecture is evidenced by the release of MAXIMO Version 5.0, a 100 percent pure Internet product developed on a standards-based component architecture that lowers the total cost of ownership of enterprise applications.

Alliances

We will continue to leverage our relationships with industry leaders, channel partners and marketing partners. These business partners may play a key role in the sales, marketing and distribution of our products. Through these relationships, we will be able to deliver our solutions to a broader market.

Investing in the future

We will continue to develop technologies and products that will maintain our competitive advantage and provide our customers with the tools that they need to remain profitable and competitive. In order to remain the market leader, we will continue to invest and innovate. We believe that strategic acquisitions will further our advance as the market leader in the Strategic MRO space.

PRODUCTS OVERVIEW

MAXIMO, the Company's EAM system, was first released in February 1991. MAXIMO enables customers to manage the MRO of their enterprise-wide capital assets. Businesses, government agencies, and other organizations use MAXIMO across their enterprises to assist in the management of their high-value capital assets such as plants, facilities and production equipment to cut MRO inventories and supply chain costs, control maintenance expenses, reduce downtime, and more effectively deploy productive assets, personnel and other resources. MAXIMO delivers robust functionality, drawing upon the Company's established track record as a provider of large-scale applications critical to the operations of major industrial companies.

In fiscal 1999, the Company released Online Commerce Services solutions, initially branded as mroDistributor, mroManufacturer and mroConnect. These applications enable users of MAXIMO or other enterprise systems to engage in online procurement of the industrial goods and services that they need to maintain and operate their capital assets, by connecting to the distributors and manufacturers of those products and services through the MRO Software Operations Center or through other e-commerce exchanges. These solutions enable buyers at companies to efficiently manage the complex balance between both planned procurement and spot buy activities. OCS links an online community of MRO suppliers and buyers to a group of Internet-based procurement applications that reduce purchasing and inventory costs. OCS are delivered via applications that are hosted at our MRO Operations Center, and our http://network.mro.com website acts as an administrative and support hub for these services.

Collego Catalog Manager is an Internet-based catalog content management enterprise application that was acquired from Collego Corporation in August 2001. Collego Catalog Manager is targeted at manufacturers who need to aggregate multiple sources of product data, manage catalog information in a central location, and distribute

--------------------------------------------------------------------------------
custom electronic catalogs to diverse customers and sales channels. These capabilities enable industrial manufacturers to more efficiently support their sales channels and to serve customers; lower sales and operations costs; speed time to market; and provide long-term adaptability. MAXIMO Catalog Manager leverages the same technology to provide catalog content aggregation, management, and distribution capabilities to MAXIMO customers and prospects. As a result, MAXIMO Catalog Manager enables companies to create and maintain consistent online MRO catalogs at the corporate and plant level, thereby reducing inventory and procurement costs. The Company's INTERMAT, Inc. subsidiary (re-branded as MRO Software Catalog Services), which has more than 20 years of domain expertise in catalog construction, provides several products (Struxure and the Standard Modifier Dictionary) and services to cleanse and normalize product information in order to create e-business ready catalogs. MRO Software's Enterprise Catalog Management products and services, which interoperate with each other and MAXIMO, provide a comprehensive solution to the content challenges faced by major industrial companies.

STRATEGIC MRO PRODUCTS

The MAXIMO suite of software products are used to plan and manage ongoing MRO and to track related labor, parts and costs. Using MAXIMO, customers can prioritize tasks, assign work based on the availability of necessary parts and labor, and analyze equipment failures in order to implement appropriate preventive maintenance measures. MAXIMO permits work orders to be generated and tracked electronically, and also to be linked to related information, such as labor and equipment records, job procedures, parts inventories and purchasing systems. Failure analysis using MAXIMO assists in identifying root causes of equipment problems and aids in designing preventive maintenance procedures to reduce future equipment failure rates and downtime. MAXIMO includes safety and compliance features so that companies can implement in-depth tracking and reporting processes that adhere to mandated regulatory guidelines. MAXIMO is available in English, Brazilian Portuguese, Dutch, French, German, Italian, Japanese, Latin American Spanish, Simplified Chinese and Swedish.

The Company has recognized opportunities to expand our market share in target vertical markets by offering pre-configured, industry-specific, focused applications for MAXIMO. Initiatives are focused on the following key industries: Aviation, Facility & Property Management, Discrete & Process Manufacturing, Public Sector, Oil & Gas, Transportation and Utilities. Each is supported with scalable solutions running on industry-standard databases, application servers and hardware platforms, complemented by offerings from key alliance partners with the appropriate domain expertise.

MAXIMO FEATURES

MAXIMO is composed of a series of comprehensive capabilities that communicate with a relational database management system. MAXIMO operates on a variety of commonly used server hardware platforms and network operating systems and also uses leading commercial SQL databases, including Oracle and Microsoft SQL Server. MAXIMO is sold into vertical markets. Each capability below describes core application features and functions available in all MAXIMO offerings.

Equipment: tracks associated costs, histories, and failures of a serialized piece of equipment as it moves throughout a plant or facility.

Work Orders: provides the ability to view detailed planning information, enter day- to-day maintenance requests, schedule work orders based on real-time criticality and compare budgets or estimates against actual and historical work orders.

Preventive Maintenance: generates preventative maintenance work orders individually, batched or automatically.

Resources: maintains detailed company, service contract, and tool records for use in other modules to plan and analyze maintenance work.

Labor: stores information by employee, craft or contractor. It maintains personnel files and reports labor on work orders in timecard format.

--------------------------------------------------------------------------------

Calendars: provides the ability to view calendars by month or day and associates calendars with labor and craft records to plan work based on equipment and labor availability.

Jobs Plans: tracks multiple quantities and costs by operation or job plan.

Purchasing: creates requests for proposals, blanket purchase orders and purchase agreements, purchase requisitions and purchase orders, records receipt of parts, analyzes vendor performance and integrates with accounting applications, including invoice matching and multiple currency functionality.

Inventory: contains over 2,000 material classification templates, tracks items, costs and balances by bin, lot or storeroom, reorders automatically, forecasts materials, accesses up to date cost information and issues parts directly to work orders.

Safety: offers safety features such as identification of hazardous materials, lock out, tag out capabilities, identification of affected equipment and locations and tracking of permits.

Inspections: plans and schedules are defined and analyzed in support of predictive and preventive maintenance.

MAXIMO OPTIONS

A variety of options can be added on to expand the capabilities of MAXIMO such as optimized e-procurement features designed to streamline the MRO supply chain and supply chain planning. MAXIMO options include the following:

MAXIMO Project Manager: offers robust planning and scheduling, materials management, storeroom management, creation and organization of an asset register, and various levels of procurement from planned replenishment through tactical spot buying. It brings scheduling into focus as one of the key business drivers within asset intensive companies, linking the tasks and schedules with the skills and materials needed for operational efficiency.

MAXIMO Analyzer: delivers distributed online analytical processing ("OLAP") capabilities to MAXIMO users, particularly management. It provides detailed information allowing users to rapidly pose multiple questions and assess responding data to make critical business decisions. The product converts transaction data into a functional analysis instrument utilizing PowerPlay(R) from Cognos, a leading supplier of business intelligence tools.

Desktop Requisition: supports the "Self Service" creation of new material requests and review of existing requests through any Java-enabled Internet browser, and electronic commerce capabilities for the transfer of purchase orders to vendors. Desktop Requisitions provides punch-out capability that supports searching and selecting parts from online catalogs, creation of requisitions and purchase orders online, order status information, invoice and shipping history, contract pricing, and real-time interaction with suppliers - specifically access to real-time pricing and availability data.

MAXIMO Workflow: allows automation of maintenance operations business processes and pushing of information to the right people at the right time. MAXIMO Workflow allows organizations the ability to rapidly deploy new or enhance existing business processes in response to ever changing business demands.

MAXIMO Illustrated Parts Catalog ("IPC"): enhances MAXIMO's work management components by providing visual machine documentation on the plant floor. IPC is a packaged solution that provides maintenance personnel and planners with instant access to strategic technical documentation and spare parts information. IPC allows a planner the ability to link back and forth between their MAXIMO maintenance management system and an illustrated bill of materials for equipment. IPC overcomes one of the largest barriers to maintenance productivity in large plants today, namely incorrect, misfiled, or out-of-date critical technical documentation. The time spent on searching for technical documentation and part information can be significantly reduced.

--------------------------------------------------------------------------------

Standard Modifier Dictionary ("SMD"): provides a structured format, which forms the foundation for consolidated materials catalogs. The SMD has over 2,200 noun-modifier pairs along with the physical characteristics and values to identify part items and variations.

MAXIMO Catalog Manager: The software aggregates and organizes internal and external product and pricing information into a single corporate catalog, and then publishes catalogs according to the audience. This catalog can be published inside or outside the firewall to marketplaces or other internal systems. MAXIMO Catalog Manager facilitates inventory sharing and visibility by making multi-site and multi-company catalog content available to buyers and users through various business systems including the Company's own OCS solutions and MAXIMO. MAXIMO Catalog Manager will also be used for strategic sourcing, enabling buying organizations to leverage catalog information in existing systems such a MAXIMO and send it to suppliers who will update various RFP terms such as pricing, availability, etc. Together with Catalog Services, Struxure, and the SMD, MAXIMO Catalog Manager delivers a comprehensive solution to buy-side catalog challenges.

MAXIMO Marketplace Manager: a service that provides access to a suite of hosted applications that resides at the MRO Software Operations Center and lets companies enable their suppliers, host a catalog, create an aggregated view of all catalogs (complete with customer specific item information and pricing), and house this information in a private marketplace. Users can access this private marketplace from a web browser or via "punch out" from MAXIMO or other leading purchasing and enterprise resource planning ("ERP") applications to perform purchasing and sourcing functions.

MAXIMO Enterprise Adapters: products that support financial, purchasing, materials and inventory integration with various enterprise business systems including packaged integration to Oracle, PeopleSoft, and SAP.

E-Commerce Adapters: industry-standard, XML-based e-commerce collaboration applications that provide live, real-time status on orders and transactions with customer-specified distributors, manufacturers, and marketplaces, including but not limited to MRO Software OCS solutions, Ariba's CSN, and i2 Technologies' TradeMatrix.

MAXIMO EXTENDED ENTERPRISE:

The value of the MAXIMO offering has been extended to support strategic sourcing of MRO goods and services and include a number of the options defined in the Options section. MAXIMO Extended Enterprise includes maintenance and repair optimized e-procurement features designed to streamline the MRO supply chain and supply chain planning, as well as data management capabilities for consolidated materials catalogs. Customer's who have previously licensed MAXIMO Enterprise can upgrade to MAXIMO Extended Enterprise by purchasing these options separately.

MAXIMO Extended Enterprise consists of all of the core MAXIMO capabilities packaged with the following options:

     .    Desktop Requisitions
     .    Workflow
     .    Standard Modifier Dictionary ("SMD")
     .    E-Commerce Adapters

MAXIMO BUYER:

MAXIMO Buyer is an Internet-based procurement product designed to link buyers and suppliers in streamlining purchasing efficiencies without the need for a demand engine. MAXIMO Buyer provides a single interface for electronic procurement of MRO supplies, materials, parts and services from suppliers. MAXIMO Buyer can link front-line employees to marketplaces of their choice.

ONLINE COMMERCE SERVICES AND ENTERPRISE CATALOG MANAGEMENT

--------------------------------------------------------------------------------

These products and application services are designed to enable organizations to sell MRO products and services over the Internet quickly and easily. Purchasers can immediately access robust and transactionable product catalog content from their selected suppliers, including product descriptions, pricing and availability. Suppliers (manufacturers and distributors) of MRO products and services can create a single master catalog, implement a connection to their business systems, publish multiple catalogs, and have connections to a variety of third party marketplaces, exchanges, and procurement systems, including MAXIMO.

ONLINE COMMERCE SERVICES

MRO Software provides tools for distributors and manufacturers of industrial products to succeed in today's e-Commerce world and to be more closely connected with their customers. These tools give industrial suppliers a quick and easy way to conduct business with their partners and customers over the Internet. By utilizing these hosted solutions companies can immediately participate in Internet-based commerce and ensure their ability to provide quality service to existing customers in an era of heightened competition.

These flexible solutions enable manufacturers, distributors and marketplaces to expand business potential, achieve lower order processing costs, eliminate unnecessary duplication of data and decrease costs while improving the level of customer service.

Solutions for Manufacturers: makes it easy for industrial suppliers to create and maintain a sophisticated online catalog complete with text, photos, drawings, and item-specific Web links. With a single repository of searchable catalog content, this is accessible to distributors or end users anywhere via the MRO Software Operations Center, providing information and availability on a 24/7/365 basis.

Solutions for Distributors: provide a cost effective online presence for industrial suppliers by enabling the development and maintenance of a single catalog. Working with a single connection to the distributor's business systems, OCS can provide real-time order status and product availability information to a variety of buyers. Buyers can access the catalog content from a variety of purchasing applications, marketplaces and exchanges, and can also customize their view to show contract pricing, special parts and only products relevant to their business.

Solutions for Marketplace Managers: enable e-commerce participants to aggregate and connect manufacturers and/or distributors of MRO goods and services, who are already using OCS, to create a defined and controlled online marketplace. These marketplaces may be generally available to the public, or they may be "private"- branded and positioned to serve particular industry segments as determined by the participants.

MRO Software Operations Center: serves as "home" to our OCS solutions, and provides a secure, global e-commerce network that can handle multiple languages, currencies and tax codes.

Our Online Commerce Services business potentially provides tremendous leverage and competitive differentiation when used in combination with our other product offerings. Our strategy is to promote the capabilities of these applications into both capital asset intensive companies and the suppliers that service them to position ourselves as the de-facto standard for supplier enablement in the industrial product market.

CATALOG MANAGEMENT

Collego Catalog Manager: Collego Catalog Manager is a catalog content management enterprise application for industrial suppliers that provides catalog maintenance, customization and publishing. Collego Catalog Manager provides additional capabilities that complement Struxure's data normalization functions. Collego Catalog Manager empowers sales and marketing teams to expand sales efforts, reduce costs and speed time-to-market, while reducing dependency on IT resources. The Company has "cross-pollinated" this technology into OCS, enhancing and expanding our existing supplier solutions.

--------------------------------------------------------------------------------

In order to gain a competitive advantage in their marketplaces, industrial manufacturers need online catalogs to meet the requirements of multiple sales channels and customers. To manage this process efficiently, the catalog content needs to be accurate, searchable, managed from a central repository and easily repurposed for a variety of destinations and applications. The difficulty and expense of working with many data sources and supporting multiple buyers and channels is a major roadblock manufacturers face in capitalizing on the potential of their e-Business opportunities.

Collego Catalog Manager helps aggregate data from multiple sources into one central repository, allowing easy customization, maintenance and publication of data through a browser-based, drag-and-drop interface. Now, manufacturers can create and present rich, structured product catalogs, complete with graphics, URL links and other information such as diagrams, .pdf files and schematics. These capabilities provide an additional competitive advantage for MRO Software's industrial business-to-business ("b2b") customers in that they can share these custom catalogs with many applications including websites, distributors, procurement applications, and many other destinations.

Standard Modifier Dictionary ("SMD"): The SMD format is a classification standard for organizing industrial product information. The SMD facilitates the production of clean, consistent, parametrically searchable data that helps buyers and MRO end users find and purchase the products necessary to keep their businesses and plants operating. Suppliers of MRO goods and services can use the SMD to structure their data into a consistent format that allows users to identify a part by its attributes and offers more product visibility in cross vendor searches. The SMD has over 2,200 noun-modifier pairs along with the physical characteristics and values to accurately identify each item and its variations.

STRUXURE: Struxure is a catalog construction tool that enables companies to produce SMD-compliant catalogs from product data that is incomplete, unstructured, or full of jargon and abbreviations. Struxure includes state-of-the art search tools, line item construction functions, standard and custom reporting features and network capabilities. It enables the user to search by description or by a series of references such as vendor, plant, commodity code, UN/SPSC code, and status.

PRODUCT ARCHITECTURE

MAXIMO Version 5.0 uses Java 2 Platform Enterprise Edition (J2EE) technology and a Java-based component architecture. MAXIMO Version 5.0 is the first Strategic MRO solution to be developed on a standards-based pure-Internet architecture. MAXIMO, with its industry-leading, best-of-breed functionality, was designed with global operations organizations in mind.

MAXIMO's use of open standards support a broad range of server platforms, network operating systems and communications protocols provides customers with the flexibility to match their computing resources to their needs, and facilitates tight integration to critical business systems. It also provides the ability to collaborate with virtually any procurement network, marketplace or one-on-one with suppliers.

MAXIMO Version 5.0 is a multi-tier or "n-tier" application designed to be deployed on an application server, creating the potential for virtually unlimited scalability. MAXIMO Version 5.0 supports BEA's Weblogic core functionality and enables the execution, scalability, and management of MAXIMO's multi-tiered component architecture.

The Online Commerce Service applications utilize an Internet oriented, scaleable architecture to support a full web browser-based environment. Communication between buyers and suppliers is real-time, utilizing XML standards. The applications are hosted on multiple servers located at the MRO Software Operations Center.

Collego Catalog Manager leverages an Internet oriented, scalable architecture and utilizes leading standards such as XML and SQL to enable companies to create a central product information repository, yet allow users to access and manage the information through a web browser from any location. The Company's patent-pending

--------------------------------------------------------------------------------
engine, called AToMS(TM) (Adaptive Taxonomy Management System), provides significant advantages over traditional methods of catalog management, including greater flexibility, data quality, and time to market.

CUSTOMER SUPPORT

A high level of customer service and technical support is critical to customer satisfaction because many of the Company's customers implement our products in complex, large-scale applications on which the success of their organizations depend. The Company believes that its approach to support has been and will continue to be a significant factor in the market acceptance of its products.

As of September 30, 2001, the Company employed a technical hot-line support staff of 102 employees operating out of the Company's corporate headquarters in Massachusetts and five international technical response centers located in the United Kingdom, Australia, Canada, Brazil and Mexico. Support services are provided on a seven-day week, 24-hour day basis utilizing the UK, Australia and Bedford support centers. The Company also provides premium support, which is intended to meet the needs of our larger Enterprise-wide clients. This fee-based service is provided in addition to all of the standard support agreements provided to all of our clients

Subscribers to the Company's annual support contracts are entitled to receive
(i) customer service and technical support by telephone, fax, support on line via the Internet and electronic bulletin board, (ii) a newsletter and periodic technical bulletins, (iii) an invitation to attend the Company's annual user group meeting and (iv) periodic software updates and software upgrades. The Company believes that support contracts are a stable source of recurring revenue.

SERVICES

Implementation, Consulting and Training: The Company offers consulting services designed to assist customers in meeting the challenges of successfully implementing business solutions. The Company believes that its approach to services has been and will continue to be a significant factor in the market acceptance of its products. As of September 30, 2001, the Company employed a consulting and training staff of 325 employees. The Company's network of international distributors also provides services within their geographic territories.

The Company provides consulting services to assist customers in planning and carrying out the implementation of the Company's solutions. In some cases, customers install and implement MAXIMO systems and perform any necessary modifications themselves with only limited assistance from the Company. In other cases, particularly where a integrated solution is required, the Company provides comprehensive implementation planning, project management, network communications and system integration services. The Company also contracts with third party consultants as needed in order to meet any services backlog.

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

Catalog Services: the SMD is the world's most-widely used standard for the description of MRO equipment and general supply terms. The SMD helps customers to maintain world-class materials catalogs and cost-effectively manage their MRO inventories. The Catalog Services organization has more than 20 years experience, has cataloged more than 20 million MRO line items at more than 1,000 locations in more than 25 countries and has serviced customers in a wide variety of industries including petrochemical, utilities, automotive, aerospace, pharmaceuticals, food processing, pulp and paper and industrial distribution.

CUSTOMERS

The Company's customers include electric, water and other utilities, educational, research and health care institutions, government agencies, hotels, casinos,

--------------------------------------------------------------------------------
airlines and railroads, as well as large, well-known corporations in manufacturing, oil and gas, construction, mining, aerospace, defense, ship building, telecommunications, ground fleet transportation, data processing, semiconductor, financial, computer, entertainment, banking, insurance, pharmaceutical and other industries. The Company's products have been installed and are supported in major markets worldwide. Local language support is provided in many of these markets.

SALES AND MARKETING

The Company markets its products in the United States through a direct sales organization of 155 persons operating out of its Massachusetts headquarters and sales offices located in California, Colorado, Florida, Georgia, Illinois, Maryland, Michigan, New Hampshire, New Jersey, New York, Texas, and Virginia. The Company markets its products outside the United States through a sales force of 139 persons from a network of sales offices in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, Sweden, Thailand and the United Kingdom and through distributors in parts of Africa, Asia, Europe, the Middle East and South America. Approximately 34% of the Company's total revenues in fiscal 2001 were derived from sales outside the United States.

The Company markets its products through advertising campaigns in national trade periodicals, direct mail, seminars and its Web site (http://www.mro.com). These efforts are supplemented by listings in relevant trade directories, exhibitions at trade shows and conference appearances. Initial leads are qualified by the tele-marketing operation before being turned over to either the direct sales force or tele-sales.

The sales cycle for Strategic MRO products, from the initial sales presentation to the issuance of a purchase order, typically ranges from six to twelve months. The Company believes that customers generally choose MAXIMO based on the features it provides and upon a preference for the product architecture, implementation time, domain expertise and ease of use.

The sales cycle for supplier enablement solutions, from the initial sales presentation to the issuance of a purchase order, typically ranges from three to nine months. The Company has focused its supplier enablement sales strategy, which consists of a hybrid model of direct and channel sales, towards industrial distribution and manufacturing companies more than the "white collar" suppliers, such as software or office supply vendors. These suppliers tend to be the companies that are relied on to service our capital-intensive end user industrial clients that are typically Global 2000 businesses.

The sales cycle for enterprise catalog management products, from the initial sales presentation to the issuance of a purchase order, typically ranges from six to twelve months. The Company believes that customers generally choose Collego Catalog Manager based on the features it provides and upon a preference for the flexibility, ease of use, speed of implementation, and the combination of software plus Catalog Services as a comprehensive solution.

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

STRATEGIC ALLIANCES

MRO Software has planned for and will introduce a new partner program in 2002. The program will accommodate all of our current and future partners who support the selling and servicing of our solutions, and will consist of two key components: "Consulting and Systems Integration Partners" and "Channels Partners". During 2002, we will make investments in people and campaigns to support the revised partner program, and drive new sources of revenue with and through alliance partners. These investments are expected to extend the Company's reach in the marketplace and enable the Company to expand its enterprise footprint.

--------------------------------------------------------------------------------

Management of our marketing and channel partners is an important component of our business strategy and is expected to enhance our future revenue streams. The Company has marketing alliances with Oracle, i2 Technologies, Inc.("i2"), PeopleSoft, Inc. and Ariba, Inc. The Company also offers a solution to customers of SAP's enterprise resource planning ("ERP") products through an alliance with IBM Global Services (an affiliate of IBM). The Company develops reseller channels that supplement the direct sales force as well as, VAR and OEM agreements with vendors such as Rockwell Automation, Johnson Controls, Inc., ABB Service Worldwide (an affiliate of Asea Brown Boveri), i2, Honeywell, Incorporated and The Foxboro Company. The Company works closely with major systems integrators such as IBM Global services.

In December 2001, the Company entered into a global agreement with i2. Pursuant to this agreement, in May of 2001 the two companies introduced MRO Services, a new set of supplier enablement services that offers the capabilities of MRO Software's Online Commerce Services on the i2 TradeMatrix Open Commerce Network(TM) (OCN). MRO Services are designed to enable MRO suppliers to improve sales efficiencies through a hosted suite of applications that include capabilities for MRO content, commerce, planning and collaboration, and connectivity with customers. Using MRO Services, MRO suppliers can quickly establish online product catalogs, manage catalog information, interconnect with their customers' procurement systems, create a Web storefront, manage customer-specific information, and conduct commerce, all in a secure Internet environment.

The Company also seeks out alliances with niche solution providers who provide a complementary solution to MAXIMO. These providers often address solution requirements specific to an industry vertical. The Company is focused on several verticals and these providers enhance the sales growth for the MAXIMO solutions in these verticals. The Company has established the MAXIMO Complementary Solution Provider ("CSP") Program to develop integrated solutions with these niche applications to enhance the overall MAXIMO EAM solution.

COMPETITION

The market in which the Company operates is highly competitive and is characterized by a large number of competitors including both independent software vendors and certain ERP vendors.

The Company's suite of e-business solutions has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. The current potential competitors in the MRO e-commerce market include Ariba, Commerce One, Peregrine, IBM, i2, Oracle, PeopleSoft, SAP and others. Many of the Company's enterprise asset maintenance management competitors have also entered the MRO e-commerce market.

MAXIMO competes with products offered by independent software vendors, such as Datastream Systems and Indus International. MAXIMO also competes with integrated ERP systems which are provided by several large vendors, such as SAP and JD Edwards and others, and which include maintenance modules. MAXIMO also occasionally competes with small vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users, although MAXIMO's functionality generally surpasses the capabilities of these products in a feature-by-feature comparison.

Certain of the Company's ERP and other competitors have greater financial, marketing, service and support and technological resources than the Company. To the extent that such competitors increase their focus on the enterprise asset maintenance or planning and cost systems markets, or on the supply chain management business, the Company could be at a competitive disadvantage.

PRODUCT DEVELOPMENT

The Company has made substantial investments in research and software product development. The Company's total product development expenses in fiscal years 2001, 2000 and 1999 were $27.6 million, $21.3 million, and $15.0 million, respectively. As of September 30, 2001, the Company's research and development staff consisted of 210 employees and a number of outside consultants. The Company's development

--------------------------------------------------------------------------------
organization is comprised of relatively small teams of senior level developers and engineers, who focus on different areas of development. The Company maintains development centers in Bedford, Massachusetts; London, Ontario; Ann Arbor, Michigan; and Houston, Texas.

The Company's products consist primarily of internally developed software and the products acquired through acquisitions. In addition, the Company has incorporated in its products graphical user interfaces, report writers, application development tools and database management systems under licenses from other vendors. The Company has developed a Java-based component architect software application, which has been incorporated into the MAXIMO product technologies emerging in conjunction with the evolution of the Internet, as a premier e-Commerce computing platform.

The Company will continue to work closely with customers to define and develop market driven product enhancements. The Company's product development efforts have been focused on a standards-based component architecture written in the Java programming language. Moving beyond traditional client/server and three-tier architectures, an open standards based component architecture provides benefits in terms of greater flexibility, improved integration capabilities, lower "cost of ownerships" in maintaining and application infrastructure, as well as improved developer productivity in both development and implementations. The Company will continue its efforts to integrate its products with major ERP systems, such as PeopleSoft, Oracle and SAP, to offer its clients a complete and flexible enterprise solution. The Company will continue to research and investigate new technologies that would complement the Company's product strategies in the future.

LICENSED TECHNOLOGY

The Company licenses and will continue to license certain software programs from third-party developers and incorporate them into the Company's products. These licenses are non-exclusive, generally worldwide licenses that terminate on varying dates. If we are unable to continue to license any of this software on favorable terms, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current products. However, the Company believes that it will be able to renew these licenses on favorable terms or that if necessary it will be able to obtain substitute products on reasonable terms.

PROPRIETARY RIGHTS AND LICENSES

The Company has registered a number of its trademarks with the United States Patent and Trademark Office. Registrations with equivalent offices in many foreign countries in which the Company or its distributors do business have been obtained or are in process. The Company has obtained one U. S. Patent (no. 6,325,522 B2) for inventory sharing as it relates to electronic commerce. The Company has filed a second patent application with the United States Patent and Trademark Office covering a unique system and method for representing structured information. The Company has filed or intends to file patent applications in other countries within key geographies for both.

The Company regards its software as proprietary and attempts to protect its rights with a combination of trademark, copyright and employee and third party non-disclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of the Company's products. While the Company's competitive position could conceivably be threatened by its inability to protect its proprietary information, the Company believes that copyright and trademark protection are less important to the Company's success than other factors such as knowledge, ability and experience of the Company's personnel, and ongoing product development, support and innovation.

The Company's software products are usually licensed to customers under a perpetual, non-transferable, non-exclusive license that stipulates how many concurrent users may access the system. The Company relies on both "shrink wrap" and "click wrap" licenses and negotiated agreements. A shrink wrap license agreement is a printed license agreement included with packaged software that sets forth the terms and conditions under which the purchaser can use the product, and purports to bind the purchaser to such terms and conditions by its acceptance and purchase of the

--------------------------------------------------------------------------------
software. A click wrap license agreement is displayed to an end-user during the online registration process, and purports to bind the end-user to its terms and conditions when the end-user acknowledges and agrees to those terms and conditions via an interactive process. Certain provisions of the Company's shrink-wrap and click wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

PRODUCTION

The principal materials and components used in the Company's software products are CD-ROMs with documentation and occasionally hard copy installation guides. The Company occasionally uses third-party vendors to print user manuals, packaging and related materials. The majority of CD-ROM duplication is done by the Company's manufacturing and distribution facility located at its corporate headquarters. The Company also now offers documentation to its customers via its web site. To date, the Company has been able to obtain adequate supplies of all components and materials and has not experienced any material difficulties or delays in manufacture and assembly of its products or materials due to product defects.

EMPLOYEES

As of September 30, 2001, the Company had 1,042 full-time employees including 294 in sales, marketing and related services, 210 in product research and development, 102 in customer support, 325 in training and consulting services, and 111 in finance, administration, information technology, human resources, manufacturing and office services. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters and its manufacturing and distribution facilities in Bedford Massachusetts. The leased facility consists of approximately 110,000 square feet, at an average annual base cost of $1,794,000, under a 6-year net lease with a renewal option through December 31, 2009. Additionally, the Company estimates that its annual operating expenses under the lease will be approximately $1,000,000, based on information currently available. The actual costs will depend on such factors as actual electricity usage, real estate taxes and operating costs. Under the terms of its lease, the Company has the ability to sublease the space. In fiscal 2001, the Company sublet 17,555 square feet to another company for a one-year term that expired in November 2001. The Company is not renewing the sublease, but may elect to sublease the space in the future should business conditions dictate. The Company leases additional sales offices in California, Colorado, Florida, Georgia, Idaho, Illinois, Maryland, Michigan, Missouri, New Hampshire, New Jersey, New York, Tennessee, Texas, and Virginia. The Company also leases offices for its international operations in Argentina, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore, Sweden, Thailand and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

--------------------------------------------------------------------------------

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

Price Range of Common Stock

The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ National Market") under the symbol MROI. As of December 18, 2001, there were approximately 101 holders of record of the Company's Common Stock. This reflects the fact that most of the Company's stock is held in street names through one or more nominees.

The following table sets forth the high and low per share sale prices of the Company's Common Stock, as reported on the NASDAQ National Market consolidated reporting system for each quarterly period within the two year period ended September 30, 2001.

               FISCAL 2001              HIGH                  LOW
             First Quarter             $14.00              $ 8.14
            Second Quarter             $18.13              $ 7.38
             Third Quarter             $16.32              $ 6.75
            Fourth Quarter             $17.15              $ 9.35

               FISCAL 2000              HIGH                  LOW
             First Quarter             $63.06              $18.00
            Second Quarter             $97.38              $38.00
             Third Quarter             $56.75              $16.88
            Fourth Quarter             $24.00              $11.31

On October 15, 1999, the Company's Board of Directors approved a 2-for-1 stock split in the form of a dividend of its common stock to be paid to all shareholders of record on December 15, 1999. The payment distribution date for the stock dividend was December 22, 1999. The Company's authorized common stock, $0.01 par value per share, was also increased from 15,350,000 to 50,000,000 shares. All share and per share data has been restated to reflect this stock split in the form of a dividend as though it had occurred at the beginning of the earliest period presented.

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

Certain provisions of the Company's Articles of Organization, as amended, and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving the Company more difficult, even if such events would be beneficial to the interests of the stockholders. In addition, the Company has 1,000,000 shares of authorized Preferred Stock. The Company may issue shares of such Preferred Stock in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority or the outstanding voting stock of the Company. In addition, the staggered terms of the Company's Board of Directors could have the effect of delaying or deferring a change in control of the Company.

In January 1998, the Board of Directors of the Company adopted a stockholder rights plan by declaring a dividend distribution of one preferred stock purchase right (one

--------------------------------------------------------------------------------

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of the Company set forth below has been derived from the audited consolidated financial statements for the Company for the periods indicated. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere herein.

                                                              YEAR ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------------
(in thousands, except
 per share data)
                                              2001         2000            1999         1998        1997
                                              ----         ----            ----         ----        ----
Revenues                                  $185,450     $168,661        $145,665     $120,016     $96,700
(Loss)/income from operations              (20,755)        (571)         24,333       12,902      16,271
Net (loss)/income                          (15,468)       2,102          17,880        6,222      11,570
Net (loss)/income per share, basic           (0.70)        0.10            0.87         0.32        0.59
Net (loss)/income per share, diluted         (0.70)        0.09            0.85         0.31        0.58
Weighted number of common and
 common equivalent shares                   22,148       22,786          21,094       20,156      20,128

                                          -----------------------------------------------------------------

Total assets                               171,453      180,945         159,033      114,520     102,239
Long-term obligations                          150          171             282          906         144
Dividends per share                          - - -        - - -           - - -        - - -       - - -

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

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements: "expects", "anticipates", and "estimates". Forward-looking statements include, but are not limited to, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements for various reasons, include those discussed under "Factors Affecting Future Performance." These forward-looking statements speak only as of the date of this Annual Report, and the Company disclaims any obligation to update such forward looking statements as a result of any change in circumstances or otherwise.

OVERVIEW

MRO Software, Inc. provides solutions for enterprise asset maintenance ("EAM") optimization, industrial supply chain planning and supplier enablement. Through our unique combination of domain expertise in maintenance, repair and operations ("MRO") and EAM software products, and through our hosted solutions that enable manufacturers and distributors to participate in e-commerce, the Company provides a complete end-to-end industrial supply chain solution. MRO Software's Strategic MRO solutions (MAXIMO) help companies in asset intensive industries increase their return on assets while decreasing their operational costs, including the costs of transacting with their suppliers. Our Online Commerce Services ("OCS") solutions provide the tools and technology to enable distributors and manufacturers of industrial parts - through one catalog and one connection - to gain exposure to all types of buyers via multiple marketplaces and exchanges. Through strategic acquisitions, we have acquired domain expertise in catalog services management. The strengths of our MRO end-to-end industrial product offerings combine to offer a comprehensive solution, which makes the entire supply chain more efficient for all participants.

In March 2001, the Company changed its name to MRO Software, Inc., and changed its NASDAQ trading symbol from "PSDI" to "MROI" effective March 8, 2001.

During fiscal 2001, the Company operated in two reportable industry segments:
(1) the development, marketing and support of our "Demand-Side" software products and services, consisting of MAXIMO Enterprise and MAXIMO Extended Enterprise and (2) the development, marketing and support of our "Supply-Side" software products and services, consisting of Online Commerce Services and Catalog Management. The mroDistributor, mroManufacturer and mroConnect products have been grouped and renamed MRO Online Commerce Services. The Catalog Management products are the Internet-based content management tools and cataloging services. The Company also offers application hosting services delivered through our MRO Operations Center, and our mro.com website acts as an administrative and support hub for these solutions. All segment-reported financial information contained in this report reflects the Company's repositioning of its segments, effective in the first quarter of fiscal 2001.

For fiscal 2002, the "Demand-Side" product offerings have been re-named Strategic MRO, and the "Supply-Side" product offerings have been split into two distinct products lines: supplier enablement (OCS) and enterprise catalog management. All of the Company's products and services will be marketed as components of a single integrated solution set, as the Company strengthens and expands its footprint, and addresses the broad range of business needs for asset-intensive companies and their business partners.

ACQUISITIONS

--------------------------------------------------------------------------------

On August 22, 2001, the Company completed the acquisition of Collego Corporation, a provider of catalog content management enterprise applications for industrial suppliers. The acquisition, recorded under the purchase method of accounting and subject to the SFAS 141 and certain provisions of SFAS 142, included the purchase of certain assets and assumed liabilities for the purchase price of $4.0 million. The Company estimated the fair value of assets acquired and liabilities assumed at the date of acquisition and allocated $4.0 million to goodwill and intangible assets. An additional $750,000 is payable contingent on certain future events and has not been included in the purchase price accounting as of September 30, 2001. This contingent amount is being held in escrow and will be paid upon expiration of twelve months from the closing; provided that these certain events occur per the Purchase Agreement. In accordance with SFAS 142, other intangible assets are being amortized over three years and goodwill is not being amortized.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                     YEAR ENDED SEPTEMBER 30,
                                                     ------------------------
                                            2001                2000              1999
                                            ----                ----              ----
Revenues:
     Software                                 33%                 42%               43%
     Support and services                     67                  58                57
                                            ----                ----              ----
     Total revenues:                         100                 100               100
Total cost of revenues                        39                  35                33
                                            ----                ----              ----
Gross margin                                  61                  65                67
                                            ----                ----              ----
Operating expenses:
     Sales and marketing                      39                  40                33
     Product development                      15                  13                10
     General and administration               10                   9                 8
     Amortization of goodwill
      and other intangibles                    8                   4                --
                                            ----                ----              ----
Total operating expenses:                     72                  66                51
                                            ----                ----              ----
(Loss)/income from operations                (11)                 (1)               16
Other income (expense), net                    1                   2                 2
                                            ----                ----              ----
(Loss)/income before income taxes            (10)                  1                18
(Benefit)/provision for income taxes          (2)                 --                 6
                                            ----                ----              ----
Net (loss)/income                             (8)%                 1%               12%
                                            ----                ----              ----

--------------------------------------------------------------------------------

REVENUES

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services, including support contracts, training and consulting services, Online Commerce Services subscription fees, electronic commerce transaction fees, and software catalog services offered through the Company's INTERMAT, Inc. subsidiary.

                                        Fiscal                  Fiscal                    Fiscal
                                         Year                    Year                      Year
                                         Ended      Change       Ended        Change       Ended
(in thousands)                          9/30/01        %        9/30/00          %        9/30/99
---------------------------------------------------------------------------------------------------
Software licenses                      $ 61,337      (14)%      $ 70,987        14%      $ 62,240
Percentage of total revenues                 33%                      42%                      43%

Support and services                   $124,113       27%       $ 97,674        17%      $ 83,425
Percentage of total of revenues              67%                      58%                      57%

Total revenues                         $185,450       10%       $168,661        16%      $145,665

Demand-Side revenues represented 90% of total revenues for fiscal 2001. Total revenues for the Demand-Side business segment in fiscal 2001 increased to $167.6 million from $143.3 million in fiscal 2000 and $139.6 million in fiscal 1999. The Company's North American and European markets made the strongest revenue contributions for fiscal 2001 at 68% and 24%, respectively. Total revenues for the Supply-Side business segment in fiscal 2001, which include revenues from the Company's OCS subscription fees decreased 30% to $17.9 million from $25.4 million in fiscal 2000. Supply-Side revenues were $6.0 million in fiscal 1999.

In fiscal 2001, total software license revenue decreased 14% from the prior year. This decline was attributable to the Supply-Side of the business offset by a 10% increase in Demand-Side software license revenues. The decline in the Supply-Side software license revenues is due to several factors: (1) The Company transitioned to an ASP subscription model for its Supply-Side (OCS) products and recorded this revenue as services revenues recognized ratably over the contract period, generally one year. (2) In fiscal 2000, the Company successfully penetrated the high-end of the supplier e-commerce market characterized by a small number of large customers purchasing at a higher price point and recorded these sales as software license sales at the time of shipment. In fiscal 2001, the Company turned its attention to the middle and lower-end segments of the supplier market, which includes a large number of smaller companies purchasing at a lower price point, and we experienced a slower rate of adoption and less revenue than fiscal 2000. (3) The Company recorded $7.2 million of software catalog/content management software licenses in fiscal 2000 that were not repeated in fiscal 2001. Offsetting the decrease in Supply-Side software revenues in fiscal 2001 was an increase in Demand-Side software license revenues. The increase was attributable to several large software licenses in excess of $1 million sold in North America and Europe. The increase in software license revenues in fiscal 2000 as compared to fiscal 1999 was mainly attributable to increases in Supply-Side software licenses, attributable to the successful penetration of the high-end supplier market and $7.2 million of software catalog/content management software licenses concluded in fiscal 2000 (See above).

The increases in support and services in fiscal 2001 and fiscal 2000 were attributable to increases in Demand-Side support revenues. Support revenues have increased as a result of sequential increases in the Demand-Side software revenue and a high retention of the existing customer base. Also contributing to the increase in support and services revenues is an increase in Demand-Side service revenues related to large-scale implementations of MAXIMO and an increase in Supply-Side data normalization content services.

COST OF REVENUES

                                        Fiscal                  Fiscal                   Fiscal
                                         Year                    Year                     Year
                                         Ended      Change       Ended       Change       Ended
(in thousands)                          9/30/01        %        9/30/00         %        9/30/99
------------------------------------------------------------------------------------------------------
Software licenses                       $ 2,438      (49)%      $ 4,739        (6)%      $ 5,018
Percentage of software licenses               4%                      7%                       8%

Support and services                    $70,423       31%       $53,651        27%       $42,310

________________________________________________________________________________

Percentage of support and services           57%                     55%                      51%

Total cost of revenues                  $72,861       25%       $58,390        23%       $47,328
Percentage of total revenues                 39%                     35%                      32%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The decrease in the cost of software license revenues in fiscal 2001 compared to fiscal 2000 was due primarily to a decrease in royalties and software purchased for resale. Also, contributing to the decrease was the purchase of less production materials and documentation, as the Company now offers documentation to its customers via its web-site. The decrease of cost of software licenses in fiscal 2000 compared to fiscal 1999 was due primarily to decreases of software purchased for resale, offset by an increase in royalties paid to third-party vendors.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third-party consultants, and costs to support the MRO Operations Center. The increase in cost of support and services in fiscal 2001 was attributable to utilization of third party consultants for the Demand-Side business segment and services related to a large Supply-Side contract for software catalog/content management services. The increase in cost of support and services in fiscal 2000 was attributable to the hiring of employees for the Company's support and services organizations and the use of third party consultants. The increases in cost of support and services as a percentage of support and services revenues is attributable to higher utilization of third party consultants therefore impacting services margins.

OPERATING EXPENSES

                                        Fiscal                  Fiscal                   Fiscal
                                         Year                    Year                     Year
                                         Ended      Change       Ended       Change       Ended
(in thousands)                          9/30/01        %        9/30/00         %        9/30/99
-----------------------------------------------------------------------------------------------------
Sales and marketing                     $73,202        9%       $66,870          42%       $46,952
Percentage of total revenues                 39%                     40%                        33%

Product development                     $27,559       29%       $21,288          42%       $14,959
Percentage of total revenues                 15%                     13%                        10%

General and administrative              $18,022       19%       $15,131          30%       $11,628
Percentage of total revenues                 10%                      9%                         8%

Amortization of goodwill and other
intangibles                             $14,561       93%       $ 7,553       1,524%       $   465
Percentage of total revenues                  8%                      4%                       ---

The increase in sales and marketing expenses in fiscal 2001 was mainly due to an increase in sales commissions and to a one-time charge recorded in fiscal 2001 of $3.3 million for a warrant issued to i2 Technologies, Inc. The Company also wrote off a $1 million receivable from a company that claimed bankruptcy. The increases in sales and marketing expenses in fiscal 2000 were due to increases in sales, sales support and marketing personnel, sales commissions, market research, telemarketing expenses and higher travel costs.

The increase in product development expenses in fiscal 2001 and 2000 was primarily due to the hiring of additional employees to further develop e-commerce products and make enhancements to the Company's MAXIMO products, as well as, translation of the Company's products to foreign languages. The Company intends to continue to make investments in its products.

The increase in general and administrative expenses in fiscal 2001 and 2000 were primarily due to salaries and related benefits, as well as, other expenses to support the increase in revenues and global expansion of the Company. In fiscal 2001, the Company paid $650,000 to W.W. Grainger, Inc. as payment for the re-purchase of a stock option agreement. Also contributing to the increases in fiscal 2001 and 2000 were provisions for bad debt to cover doubtful foreign receivables.

________________________________________________________________________________

The increase in goodwill and other intangibles amortization expense in fiscal 2001 and 2000 were attributable to the acquisitions of businesses.

NON-OPERATING EXPENSES

                                        Fiscal                  Fiscal                   Fiscal
                                         Year                    Year                     Year
                                         Ended      Change       Ended       Change       Ended
(in thousands)                          9/30/01        %        9/30/00         %        9/30/99
-----------------------------------------------------------------------------------------------------
Interest income                         $1,594       (49)%      $3,114         4%       $3,002
Other (expense)/income, net             $ (450)     (165)%      $  686       492%       $ (175)

The decrease in interest income in fiscal 2001 as compared to fiscal 2000 was attributable to a reduction in marketable securities and cash equivalents, which occurred because the Company invested its cash for acquisitions of businesses. The Company may decide to make further investments in marketable securities in the future. The increase in fiscal 2000 as compared to fiscal 1999 was attributable to interest income earned on marketable securities.

In fiscal 2001, the Company recognized translation gains on its foreign intercompany investments. In fiscal 2000, the Company recorded a gain for the sale of short-term investments, offset by foreign translation losses. To date, the Company has not engaged in currency hedging transactions.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the fiscal year 2001 was a benefit of 21%. The Company was not able to benefit all of its losses in fiscal 2001 due to the non-deductible nature of certain intangible and goodwill costs. Also, the $3.3 million expense incurred in connection with the warrant issued to i2 Technologies, Inc was not deductible for tax purposes. The Company's effective tax rate was 35% in fiscal 2000. The increase in the effective tax rate in fiscal 2000 as compared to fiscal 1999 was mainly attributable to the effects of state income tax law.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had cash and cash equivalents and marketable securities of approximately $48.3 million and working capital of $50.6 million.

Cash provided by operations for fiscal 2001 was $19.9 million, primarily generated by collections of accounts receivables and an income tax refund of $4.5 million.

Cash used in investing activities was $8.5 million, primarily for the purchases of computer equipment and marketable securities. In addition, the Company completed the acquisition of Collego Corporation for approximately $3.7 million.

Cash used in financing activities was $1.0 million. The Company paid off a $2.3 million line of credit related to the acquisition of Applied Image Technologies, Inc. This was offset in part by proceeds from issuance of common stock from the exercise of employee stock options.

As of September 30, 2001, the Company's principal commitments consist primarily of office leases for its U.S. and European headquarters. Under the terms of the U.S. lease agreement, upon termination of the lease, the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 2006.

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology. Should the Company acquire Datastream Inc. under the terms of its offer as described in the Company's Notes to Consolidated Financial Statements-Subsequent Event, the Company believes that its current cash balances and marketable securities combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 2002.

________________________________________________________________________________

EFFECT OF ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations initiated prior to July 1, 2001.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquistions initiated subsequent to June 30, 2001. SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The Company will adopt SFAS 142 effective October 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At September 30, 2001, goodwill approximated $61.4 million and goodwill amortization approximated $11.9 million. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than March 31, 2003. Any impairment resulting from these transition tests will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for the Company commencing October 1, 2002. The Company is currently evaluating the impact that this statement will have on its results of operations and financial position.


FACTORS AFFECTING FUTURE PERFORMANCE

The nature of forward-looking information is that such information involves significant assumptions, risks and uncertainties. Certain public documents of the Company and statements made by authorized officers, directors, employees, agents and representatives of the Company, acting on its behalf, may include forward-looking information which will be influenced by the factors described below, and by other assumptions, risks and uncertainties. Forward-looking information is based on assumptions, estimates, forecasts and projections regarding the Company's future results as well as the future effectiveness of the Company's strategic plans and future operational decisions. Forward-looking statements made by or on behalf of the Company are subject to the risk that the forecasts, projections, and expectations of management, or assumptions underlying such forecasts, projections and expectations, may become inaccurate. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by or on behalf of the Company. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results and actions to differ materially from any forward-looking statements made by or on behalf of the Company.

--------------------------------------------------------------------------------

RAPID TECHNOLOGICAL AND MARKET CHANGES

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements by the Company and by its competitors. The Company's success depends upon its ability to continue to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and changing industry standards, and achieve market acceptance. In particular, the Company believes that it must continue to respond quickly to users' needs for new functionality and to advances in hardware and operating systems, and that it must continue to create products that conform to industry standards regarding the communication and interoperability among software products of different vendors. Any failure by the Company to anticipate or respond adequately to technological developments and changes in customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenues. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements, or that the Company will not experience significant delays in its development efforts. In addition, there can be no assurance that new products and product enhancements developed by the Company will achieve market acceptance. Finally, when the Company develops new products or enhances its existing products, it is possible that potential customers will defer or delay their decisions to purchase existing products while the newer products and enhancements are being developed, released and proven in the market. Such delays could have a material, adverse impact on ongoing sales of existing products, and on the Company's business and its results of operations.

DEPENDENCE ON MAXIMO

A significant portion of the Company's revenues are derived from the licensing of its MAXIMO family of products and to related services and support. The Company's financial performance depends largely on continued market acceptance of MAXIMO, and the acceptance and market penetration of MAXIMO Version 5.0, the new Internet based version of MAXIMO. The Company believes that continued market acceptance of MAXIMO and revenue growth will largely depend on its ability to continue to enhance and broaden the capabilities of MAXIMO Version 5.0, both by broadening the core MAXIMO functionality and developing specialized functionality targeted at key vertical industries. Any factor adversely affecting sales of MAXIMO, such as delays in development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition, negative evaluations of MAXIMO or potential customers' delay in purchasing in anticipation of new product releases, would have a material adverse effect on the Company's business and results of operations

ONLINE COMMERCE SERVICES MARKET CHANGES

In the first quarter of fiscal 2001, the Company repositioned its Internet-based supplier enablement products as mroDistributor, mroManufacturer and mroConnect, offering the suppliers of MRO goods and services the ability to manage their Internet-based e-commerce initiatives. By the end of fiscal 2001, the Company had begun to combine these solutions into a single offering known as Online Commerce Services.

There can be no assurance that the Company's OCS business will be sold successfully, or that the Company's OCS solutions will achieve market acceptance. There also can be no assurances that the Company's MAXIMO customers will influence a meaningful number of their industrial suppliers to adopt our OCS Solutions, or that our supplier customers will create a large enough community of sellers, for the Company to achieve leverage and market synergy between its MAXIMC and OCS Solutions.

The market for business-to-business e-commerce platforms and supporting solutions has experienced significant turmoil and downturn, and there is no clear indication of whether or when this market may re-emerge, or the direction that it may take. As a result, the Company cannot predict whether or when products that enable business-to-business e-commerce, marketplaces or exchanges will gain acceptance and be adopted on a repeated or predictable basis. Sales of the Company's OCS

--------------------------------------------------------------------------------
solutions will continue to fluctuate until the markets for business-to-business solutions in general, and for Strategic MRO e-commerce initiatives in particular, stabilize, move and grow in an understandable and predictable direction.

The Company's future success in the electronic commerce market may depend on its ability to accurately determine the functionality and features required by its customers, as well as the ability to enhance its OCS solutions and deliver them in a timely manner. The Company may incur substantial costs to enhance and modify its OCS solutions in order to meet the demands of this growing and changing market. The Company's OCS business is not yet profitable, and may not become profitable for some time.

OCS SUBSCRIPTION REVENUE MODEL

The Company derives revenues from OCS subscription agreements under which customers pay a relatively low monthly or annual fee for the right to use the OCS services. The OCS offering is delivered via software products that are hosted by the Company and accessed by its customers via the Internet, and as a result customers do not need to create or maintain extensive internal information systems infrastructure to support the solution. As a result, the customers' cost to discontinue their subscriptions, or to switch to other solutions, would be lower than purchasing a license fee based revenue model.

The use of applications on a hosted basis presents difficulties to customers that they do not face with software that they have licensed internally. For instance, individual customers might not be able to modify the software to meet their particular needs or request that we perform such modifications. Conversely, the Company may implement changes to the software that it believes will meet general market requirements, but which are not desired by certain customers.

In the event that any of the foregoing difficulties are experienced by a material number of OCS customers, it would be easy for those customers to discontinue their subscriptions, which could cause a material, adverse impact on the Company's OCS revenue, and on the Company's overall results of operations.

CATALOG MANAGEMENT PRODUCT RECENTLY DEVELOPED

The Company's Collego Catalog Manager ("CCM") product was recently acquired from Collego Corporation, and is being made generally available to customers during Fiscal 2002. As with any new product, there can be no assurance that the new product will meet the needs of its targeted market, either in terms of desired functionality, performance or quality. In addition, many features of this product are being added to our On-Line Commerce Services offerings. As a result, delays, deficiencies or difficulties with the ongoing development and release of Collego Catalog Manager and its component feature set could have a material, adverse impact on revenues from both CCM and OCS. The Company will continue to develop CCM throughout the year, by adding functionality, porting the product to additional platforms and operating environments, and translating and localizing the product to meet the requirements of additional geographies. Difficulties or delays in developing and releasing CCM as planned throughout the year could have material, adverse impact on the revenues derived by the Company from its CCM and OCS operations.

DEPENDENCE ON SALES CHANNELS AND BUSINESS ALLIANCES

In order for the Company to maintain and grow its revenues, the Company is both dependent upon its existing distribution channels, and it must develop new channels. The Company cannot control the actions of its distributors, resellers, agents and other channel partners, and if these companies suffer business downturns or fail to meet their objectives, the Company's revenues and results of operations will suffer as a result.

With respect to its OCS business in particular, the Company will seek to develop new channels, including e-commerce marketplaces or exchanges that use the Company's OCS solutions. The ability of these marketplaces or exchanges to

--------------------------------------------------------------------------------
generate such fees for the Company will depend to a large degree on the validity of their underlying business models, the vibrancy of their various markets and various other factors specific to their businesses, including the general market acceptance and growth of e-commerce marketplaces and exchanges.

The Company has entered into strategic partnerships with various larger companies, such as i2, Ariba, Inc., Rockwell Automation, and others. The Company's ability to generate incremental revenue through these partnerships will depend upon the Company's ability to integrate its products and solutions with those of the other companies, its ability to coordinate and support each company's sales and marketing efforts, and the degree and nature of the sales and marketing efforts made by each company. In particular, the Company has integrated certain of its products with certain products offered by i2, and the two companies may experience difficulties in gaining market acceptance of the integrated products both within the i2 sales force and the marketplace in general, and difficulties in integrating and coordinating the Company's products and sales efforts with the products and sales efforts of i2. Finally, competitive alliances may emerge among other companies that adversely affect customers' interests in our strategic partnerships.

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

COMPETITION

The market for enterprise asset maintenance software such as MAXIMO is fragmented by geography, by hardware platform and by industry orientation, and is characterized by a large number of competitors including both independent software vendors and certain enterprise resource planning ("ERP") vendors. Independent software vendors include Datastream and Indus. MAXIMO also competes with integrated ERP systems which include integrated maintenance modules offered by several large vendors, such as SAP, Oracle and JD Edwards and others. Currently, MAXIMO competes with products of a number of large vendors, some of which have traditionally provided maintenance software running on mainframes and minicomputers and are now offering systems for use in the client/server environment. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality to enter the client/server market. Some of the companies mentioned above have also developed e-procurement applications that are competitive with MAXIMO Buyer, and e-commerce platforms and supply chain integration solutions that are competitive with the Company's OCS solutions.

The Company's OCS business has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. We may not remain competitive, and increased competition could seriously harm our business. Our competitors offer a variety of e-business products that compete with ours. We may compete with vendors who have established electronic marketplaces and indirect procurement capabilities, such as Ariba and Commerce One.

--------------------------------------------------------------------------------

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

INTERNATIONAL OPERATIONS

A significant portion of the Company's total revenues is derived from operations outside the United States. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services. Exposure to currency fluctuations and greater difficulty in collecting accounts receivable could affect our sales. We could be affected by the need to comply with a wide variety of foreign import laws, United States export laws and regulatory requirements. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

DEPENDENCE ON THIRD PARTIES

The Company has entered into nonexclusive license agreements with other software vendors, pursuant to which the Company incorporates into its products software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. If the Company were unable to renew these licenses (or unable to renew them on commercially reasonable terms), or if any of such vendors were to become unable to support and enhance its products, the Company could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities. Our MRO Operations Center is dependent on Digital Island, a third-party data center, which could be destroyed or damaged. The Company must stay on good terms with this vendor, and be able to renew its agreement with this vendor on commercially reasonably terms. If this data center were to become inoperable or unavailable on commercially reasonable terms, the Company would incur significant expense, and potentially lose its ability to provide these services altogether during the period of downtime and transition, resulting in customer dissatisfaction and market rejection of its OCS solutions. The Company's OCS operations are dependent upon the Company's ability to protect computer equipment and the information stored in these third- party data centers against damage that may be caused by natural disasters, fire, power loss, telecommunication or Internet failures, unauthorized intrusions, computer viruses and other similar damaging events. The Company cannot assure that any of these damaging events would not result in a prolonged outage of the Company's network services or that the Company would not experience a reduction of revenues or unexpected expenses which could have a material adverse effect on our business and financial results.

HOSTING

The Company does not have extensive experience in hosting applications, and the hosting industry is relatively young. If we do not accurately predict the volume of traffic, or if we encounter technical difficulties with our software or our infrastructure, we may experience slower response times or other problems. Any delays in response time or performance problems could cause our customers to perceive this service as not functioning properly and they may discontinue use of our products and services.

The Company's success and profitability in its OCS business is dependent on the Company's ability to increase the scalability and performance of its OCS solutions, meaning that the Company must be able to host and operate a large number of Online Commerce Service product instances on a single computer using multiple processors. This is because the Company incurs fixed costs associated with the hosting environment, regardless of how many, or how few, OCS products are

--------------------------------------------------------------------------------
hosted at the same time. If the Company is unable to host a certain number of OCS product instances per computer, then the OCS business may not become profitable for a long time. Moreover, if the Company is not able to operate a large number of OCS product instances on the same computer without degrading product performance, the OCS solutions may not gain customer acceptance and market penetration.

PRODUCT DEVELOPMENT: INTERNET

The Company recently released MAXIMO Version 5.0, which is entirely based upon Java and other technologies emerging and recently adopted in conjunction with the Internet. New Internet technologies and applications are developing rapidly and are continuously being introduced, competing for acceptance in the market, and changing. MRO supply chain management using electronic commerce is a nascent market with many standards and technologies either competing for acceptance or remaining to be developed. Accordingly, for the Company's OCS offerings to be successful, the Company must accurately predict and successfully implement those standards and technologies that ultimately gain long-term acceptance in the market.

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

PRODUCT DEVELOPMENT: ACQUISITIONS

The Company may from time to time purchase software products or technologies from other companies, or as part of the Company's acquisition of other companies. While the Company exercises due diligence in determining whether acquired products or technologies are suitable and of commercial quality, there can be no assurances that the new products or technologies will meet the Company's expectations, that the Company will be able to employ and retain the personnel necessary for the Company to effectively exploit the new products or technologies, that the Company will be able to successfully integrate the new products or technologies with or into the Company's existing products and product architecture, that the Company will be able to effectively distribute the new products or technologies through its existing sales force and channels, that the Company will be able to retain existing customers and revenue streams that may have been associated with the new products or technologies prior to their acquisition by the Company, or that such existing customers may not demand that the Company remedy problems that were not known or disclosed at the time of the acquisition. As a result of the foregoing, the Company may not realize the benefits intended from such acquisitions or recover its investments, which would have a material adverse impact on the Company's business and its results of operations.

LIMITED INTELLECTUAL PROPERTY PROTECTION

The Company's success is dependent upon its proprietary technology. The Company currently has one United States patent and one patent pending within the U.S. (and corresponding applications pending in various foreign countries), and protects its technology primarily through copyrights, trademarks, trade secrets and employee and third-party nondisclosure agreements. The Company's software products are sometimes licensed to customers under "shrink wrap" or "click wrap" licenses included as part of the product packaging or acknowledged by customers who register on-line. Although, in larger sales, the Company's shrink-wrap and click wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases its shrink-wrap and click wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink-wrap and click wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or development by others of similar technology. Although the Company believes that its products and technology do not infringe on any valid claim of any patent or any other proprietary rights of others, there can be no assurance that

--------------------------------------------------------------------------------
third parties will not assert infringement claims in the future. Litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, could result in the deterioration or outright loss of the Company's patent rights, copyrights or other intellectual property, and could potentially have a material adverse result on our operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on certain key executive officers, technical and sales employees, and the loss of one or more of such employees could have an adverse impact on the future operations of the Company. The Company does not have employment contracts with, and does not maintain any so-called "key person" life insurance policies on, any personnel. The Company continues to hire a significant number of additional sales, services and technical personnel. Competition for hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with the appropriate qualifications within the desired geographic locations, or with certain industry specific domain expertise. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees.

POSSIBLE CONTINUED VOLATILITY OF STOCK PRICE AND ECONOMIC CONDITIONS

There have recently been significant fluctuations in the market price of the common stock, par value $.01 per share, of the Company (the "Common Stock"). In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of many software and e-commerce companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations also may adversely affect the market price of the Company's common stock. In addition, general macro economic and market conditions unrelated to our performance may also affect demand for our products and services, our results of operations, and our stock price.

OTHER RISK FACTORS

The foregoing is not a complete description of all Risk Factors relevant to the Company's future performance, and the foregoing should be read and understood together with and in the context of similar discussions which may be contained in the documents that the Company files with the SEC in the future. However, the Company undertakes no obligation to update the foregoing.

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

At September 30, 2001, the Company held $48.3 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company develops its products in the United States and markets them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in

--------------------------------------------------------------------------------
foreign currency exchange rates or weak economic conditions in foreign markets. Currently, the Company has no hedging contracts.

--------------------------------------------------------------------------------

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

(in thousands, except per share amounts)

2001 QUARTER
-------------                                                                         Year
                                        Dec.31,    Mar. 31,   June 30,   Sep. 30,    Ended
ENDED:                                    2000       2001       2001       2001       2001
------                                  -------    -------    -------    -------   --------
Total revenues                          $41,468    $45,742    $47,316    $50,924   $185,450

Gross profit                             24,933     27,668     29,963     30,025    112,589
Loss from operations                     (9,595)    (4,823)    (3,306)    (3,031)   (20,755)
Loss before income taxes                 (8,950)    (4,797)    (3,120)    (2,744)   (19,611)
Benefit for income taxes                 (1,255)    (1,228)      (936)      (724)    (4,143)
Net loss                                 (7,695)    (3,569)    (2,184)    (2,020)   (15,468)

Net loss per share, diluted             $ (0.35)   $ (0.16)   $ (0.10)   $ (0.09)  $  (0.70)

2000 QUARTER
-------------                                                                         Year
                                        Dec.31,    Mar. 31,   June 30,   Sep. 30,    Ended
ENDED:                                    1999       2000       2000       2000       2000
------                                  -------    -------    -------    -------   --------

Total revenues                          $37,986    $41,621    $45,293    $43,761   $168,661

Gross profit                             24,799     28,604     29,471     27,397    110,271
Income/(loss) from operations             3,219      2,609       (605)    (5,794)      (571)
Income/(loss) before income taxes         3,961      3,708       (463)    (3,977)     3,229
Provision/(benefit) for income taxes      1,365      1,345       (177)    (1,406)     1,127
Net income/(loss)                         2,596      2,363       (286)    (2,571)     2,102

Net income/(loss) per share, diluted    $  0.11    $  0.10    $ (0.01)   $ (0.12)     $0.09

On October 15, 1999, the Company's Board of Directors approved a 2-for-1 stock split in the form of a dividend of its common stock. All historical share and per data has been restated to reflect this stock split as though it had occurred at the beginning of the earliest period presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

--------------------------------------------------------------------------------
Page 31

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of September 30, 2001 are as follows. Messrs. Drapeau and Fishman are Class III Directors, whose terms expire in 2002. Messrs. Daniels and McMullen are Class I Directors, whose terms expire in 2003. Messrs. Sayre and Stanzler are Class II Directors, whose terms expire in 2004.


NAME                                           AGE           POSITION
----                                           ---           --------
Norman E. Drapeau, Jr.                          41           President and Chief Executive Officer and Director Class III

Robert L. Daniels                               59           Executive Chairman of the Board - Class I

Patricia C. Foye                                46           Executive Vice President, Global Marketing & Strategic Alliances

Peter J. Rice                                   49           Executive Vice President - Finance and
                                                             Administration, Chief Financial Officer and
                                                             Treasurer

William J. Sawyer                               55           Executive Vice President- Operations

Ted D. Williams                                 53           Executive Vice President- Worldwide Sales

John W. Young                                   49           Executive Vice President - Products and
                                                             Technology

Craig Newfield                                  42           Vice President, General Counsel and Clerk

Richard P. Fishman                              55           Director - Class III

John A. McMullen                                59           Director - Class I

Stephen B. Sayre                                50           Director - Class II

Alan L. Stanzler                                58           Director - Class II

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

     PATRICIA C. FOYE joined the Company in July 2001 as Executive Vice President, Global Marketing and Strategic Alliances. From September 2000 to June 2001, Ms. Foye was Vice President, Worldwide Sales and Marketing for HMS Software, Inc., an application software company centered in the aerospace defense markets. From May 1999 to May 2000, Ms. Foye was President of Allenbrook, Inc., a private firm focused on the development of policy management
system for insurance and financial markets.    From 1998 to 1999, Ms. Foye was
Vice President and General Manager of QAD, Inc., leading the Electronics and Industrial business segment, the largest vertical business for QAD. From 1994 to 1998, Ms. Foye held senior management positions at

--------------------------------------------------------------------------------

Digital Equipment Corporation, a hardware and software vendor and Marcam Corporation, an ERP applications vendor.

     PETER J. RICE joined the Company in 2000 as Executive Vice President of Finance and Administration, Chief Financial Officer, and Treasurer of the Company. From 1998 to 2000, Mr. Rice was Vice President of Finance and Administration, Chief Financial Officer, and Treasurer of Interleaf, a developer of e-publishing and e-content software products. Interleaf was sold to Broadvision, Inc. in 2000. From 1995 to 1998, Mr. Rice was Vice President, Chief Financial Officer and Treasurer for Media 100, Inc., a provider of digital media and content design, and creation and delivery tools. From 1990 to 1995, Mr. Rice was Vice President, Corporate Controller and Chief Accounting Officer of M/A Com, Inc. Prior there to, Mr. Rice held senior financial management positions at Apollo Computer and Atex, Inc. On December 10, 2001, Mr. Rice was appointed to the board of directors of Engage, Inc.

     WILLIAM J. SAWYER joined the Company in 1978 as an applications consultant and served in various sales and services positions from 1978 to 1984. Mr. Sawyer was a Vice President of the Company from 1984 to 1990 and Executive Vice President from 1990 until November 1997. In November 1997, Mr. Sawyer left the Company and joined Peritus Software Services, Inc., a software application company, as Vice President, Operations. Mr. Sawyer rejoined the Company in October 1998 as Executive Vice President, Operations.

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

     CRAIG NEWFIELD joined the Company as Vice President, General Counsel and Clerk in September 2000. From October 1997 through August 2000, Mr. Newfield was Vice President, General Counsel and Clerk of Interleaf, Inc., a developer of e-publishing and e-content software products. Interleaf was sold to Broadvision, Inc. in 2000. From April 1996 through September 1997, Mr. Newfield was General Counsel and Secretary of OneWave, Inc., since renamed Primix Solutions, an IT service provider. From February 1993 to April 1996, Mr. Newfield served as in-house counsel for Marcam Corporation.

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

     JOHN A. MCMULLEN was elected as a director in April 2000. Mr. McMullen is the Managing Principal of Cambridge Meridian Group, Inc., a strategy-consulting firm that serves Fortune 500 and technology-based companies, with which he has been employed since 1985. Mr. McMullen taught business strategy at Harvard Law School from the mid 1980's to 1990 and, as one of the original members of CMGI's Board of Directors, served on that Board from 1988 through 1999. He currently serves on the Board of Ezenia!, Inc., a Nasdaq listed company, in a term that began last year. In addition, he serves, or has served, on the boards of twelve other private, chiefly technology-oriented companies. From 1993 to 1997 he was an informal advisor to Senator Bill Bradley (NJ). In 1998 he ran for the United States Senate from Vermont.

--------------------------------------------------------------------------------

     STEPHEN B. SAYRE was originally elected as a director in September 1998, and re-elected in March 2001. Mr. Sayre is currently the Vice President of Marketing and Business Development for Endeca Technologies, Inc. From June 2000 to March 2001, Mr. Sayre was Vice President of Marketing for Idiom, Inc. From 1994 to 2000, he was the Senior Vice President of Marketing at Lotus Development Corporation, a subsidiary of IBM Corporation, a hardware and software vendor. Prior to joining Lotus in 1994, Mr. Sayre was President of Boston Treasury Systems and has held other senior executive level positions with Cullinet Software and Easel Corporation.

     ALAN L. STANZLER was originally elected as a director in May 1998, and re-elected in March 2001. Mr. Stanzler served as a director of the Company from 1992 to 1994, and as Clerk of the Company from 1990 to 1996. Mr. Stanzler is Of Counsel at the law firm of Stanzler, Funderburk & Castellon, L.L.P. From 1998 to September, 2001, Mr. Stanzler was a partner of the law firm of Maselan Jones & Stanzler, P.C. From 1995 to 1998, Mr. Stanzler was a member of the law firm of Davis, Malm & D'Agostine, P.C.

All directors hold office until the expiration of their respective terms as described above and until their respective successors are duly elected and qualified. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

                                    PART III
                                (ITEMS 11,12,13)

In accordance with general instruction G(3) to Form 10-K, certain information required by Items 10-13 of this report are incorporated by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2001.

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

(a)  The following documents are filed as a part of this Report:

     1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are filed as part of this report:

                                                                            PAGE
                                                                            ----
          Report of Independent Accountants
          Consolidated Balance Sheets -
           September 30, 2001 and 2000                                       39
          Consolidated Statements of Operations -
           Years Ended September 30, 2001, 2000 and 1999                     40
          Consolidated Statements of Cash Flows -
           Years Ended September 30, 2001, 2000 and 1999                     41
          Consolidated Statements of Stockholders' Equity -
           Years Ended September 30, 2001, 2000 and 1999                     42
          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedule.

          SCHEDULE                                                          PAGE
          --------                                                          ----

          II   Valuation and Qualifying Accounts                             64

--------------------------------------------------------------------------------

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

          3.3  Amendment to By-Laws adopted on February 1, 2001 (included as
               Exhibit 3.3 to the Company's Current Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-23852 and incorporated herein by reference)

          3.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MRO Software, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

          3.5 Amendment to Articles of Organization adopted on December 15, 1999 (included as Exhibit 3.4 to the Company's Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)

          3.6 Amendment to Articles of Organization, dated March 6, 2001 (included as Exhibit 3.4 to the Company's Current Report on Form 8-K dated March 9, 2001, File No. 0-23852, and incorporated herein by reference)

     4.   Instruments Defining the Rights of Security Holders, Including
          Indentures

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

--------------------------------------------------------------------------------

          9.1 Shareholders Agreement between Robert L. Daniels and Susan H. Daniels dated August 1, 2001

    10.   Material Contracts

          10.1 Fiscal Year 2000 Executive Bonus Plan (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, Commission File No. 0-23852 and incorporated herein by reference)

    21.   Subsidiaries of the registrant

          21.1 Subsidiaries of the Company

    23.   Consent of independent accountants

          23.1 Consent of PricewaterhouseCoopers LLP

(b) Reports on Form 8-K

    During the three months ended September 30, 2001, the Company did not file a current report on Form 8-K.

The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expense in furnishing those materials.

--------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 28, 2001

                                    MRO SOFTWARE, INC.


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


/s/ Norman E. Drapeau, Jr.       President and Chief          December 28, 2001
----------------------------     Executive Officer
Norman E. Drapeau, Jr.           (Principal Executive
                                 Officer)

/s/ Robert L. Daniels            Executive Chairman of        December 28, 2001
----------------------------     the Board
Robert L. Daniels

/s/ Peter J. Rice                Executive Vice President,    December 28, 2001
----------------------------     Chief Financial Officer
Peter J. Rice                    and Treasurer
                                 (Principal Financial and
                                 Accounting Officer)

/s/ Richard P. Fishman           Director                     December 28, 2001
----------------------------
Richard P. Fishman

/s/ John A. McMullen             Director                     December 28, 2001
----------------------------
John A. McMullen

/s/ Stephen B. Sayre             Director                     December 28, 2001
----------------------------
Stephen B. Sayre

/s/ Alan L. Stanzler             Director                     December 28, 2001
----------------------------
Alan L. Stanzler

--------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MRO Software, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of MRO Software, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Boston, Massachusetts
October 31, 2001,
  except for the information
  described in Note P, as to
  which the date is December 20, 2001

--------------------------------------------------------------------------------

                              MRO SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                      2001            2000
                                                                  --------        --------
  (in thousands, except per share data)

Current assets:
  Cash and cash equivalents                                       $ 42,115        $ 31,584
  Marketable securities                                              5,532           4,241
  Accounts receivable, trade, less allowance
   for doubtful accounts of $3,849 and $2,825
   at September 30, 2001 and 2000, respectively                     42,746          47,699
  Prepaid expenses and other current assets                          5,099           7,148
  Deferred income taxes                                              3,045           6,003
                                                                  --------        --------
   Total current assets                                             98,537          96,675
                                                                  --------        --------

Marketable securities                                                  707           1,059
Property and equipment                                              11,669          14,571
Intangible assets, net                                              52,353          63,286
Other assets                                                         2,082           2,168
Deferred income taxes                                                6,105           3,186
                                                                  --------        --------
   Total assets                                                   $171,453        $180,945
                                                                  ========        ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                            $ 16,445        $ 16,013
 Accrued compensation                                               10,789           8,551
 Income taxes payable                                                  823             660
 Deferred revenue                                                   19,893          19,080
 Line of credit                                                          -           2,278
                                                                  --------        --------
   Total current liabilities                                        47,950          46,582
                                                                  --------        --------

Other long term liabilities                                            150             171

Commitments and contingencies (Note K)

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 22,250 and 22,069 issued and outstanding at
 September 30, 2001 and 2000, respectively                             223             220
Additional paid-in capital                                          88,059          83,185
Deferred compensation                                                 (285)           (233)
Retained earnings                                                   36,844          52,312
Accumulated other comprehensive loss                                (1,488)         (1,292)
                                                                  --------        --------
   Total stockholders' equity                                      123,353         134,192
                                                                  --------        --------

   Total liabilities and stockholders' equity                     $171,453        $180,945
                                                                  ========        ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

--------------------------------------------------------------------------------

                              MRO SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED SEPTEMBER 30,
                                                            -----------------------
                                                          2001       2000       1999
                                                        --------   --------   --------
(in thousands, except per share data)
Revenues:
    Software                                            $ 61,337   $ 70,987   $ 62,240
    Support and services                                 124,113     97,674     83,425
                                                        --------   --------   --------
            Total revenues                               185,450    168,661    145,665
                                                        --------   --------   --------

Cost of revenues:
    Software                                               2,438      4,739      5,018
    Support and services                                  70,423     53,651     42,310
                                                        --------   --------   --------
            Total cost of revenues                        72,861     58,390     47,328
                                                        --------   --------   --------

Gross profit                                             112,589    110,271     98,337

Operating expenses:
    Sales and marketing                                   73,202     66,870     46,952
    Product development                                   27,559     21,288     14,959
    General and administrative                            18,022     15,131     11,628
    Amortization of goodwill and other intangibles        14,561      7,553        465
                                                        --------   --------   --------
            Total operating expenses                     133,344    110,842     74,004
                                                        --------   --------   --------

(Loss)/income from operations                            (20,755)      (571)    24,333

    Interest income                                        1,594      3,114      3,002
    Other (expense)/income, net                             (450)       686       (175)
                                                        --------   --------   --------

(Loss)/income before income taxes                        (19,611)     3,229     27,160

(Benefit)/provision for income taxes                      (4,143)     1,127      9,280
                                                        --------   --------   --------

Net (loss)/income                                       $(15,468)  $  2,102   $ 17,880
                                                        ========   ========   ========

Net (loss)/income per share, basic                      $  (0.70)  $   0.10   $   0.87
                                                        --------   --------   --------
Net (loss)/income per share, diluted                    $  (0.70)  $   0.09   $   0.85
                                                        --------   --------   --------

Shares used to calculate net (loss)/income per share
    Basic                                                 22,148     21,682     20,459
    Diluted                                               22,148     22,786     21,094

               The accompanying notes are an integral part of the
                      consolidated financial statements.


--------------------------------------------------------------------------------

                              MRO SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                               ------------------------
                                                                                              2001       2000       1999
                                                                                            --------   --------   --------
(in thousands)
Cash flows from operating activities:
  Net (loss)/income                                                                         $(15,468)  $  2,102   $ 17,880
  Adjustments to reconcile net (loss)/income to net
      cash provided by operating activities:
    Depreciation and amortization                                                             20,073     13,094      4,255
    Loss on sale and disposal of property
      and equipment                                                                            1,407         49         32
    Amortization of premium on marketable securities                                               7        108        188
    Stock-based compensation                                                                     265         --         --
    i2 warrant expense                                                                         3,287         --         --
    Deferred income taxes                                                                         41     (6,484)      (857)
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
     Accounts receivable                                                                       4,448     (9,350)    (7,860)
     Prepaid expenses and other assets                                                         1,851     (4,855)    (2,212)
     Accounts payable and accrued expenses                                                       516      6,076      3,278
     Accrued compensation                                                                      2,323        (91)     2,631
     Income taxes payable                                                                        177     (3,446)       252
     Tax benefit on exercise of employee stock options                                            10      6,000        715
     Deferred revenue                                                                            957      2,352      3,477
                                                                                            --------   --------   --------
Net cash provided by operating activities                                                     19,894      5,555     21,779
                                                                                            --------   --------   --------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                                           (3,700)   (62,278)       397
   Acquisitions of property and equipment and other                                           (3,841)    (9,291)    (6,824)
    capital expenditures
   Purchases of marketable securities                                                        (10,012)   (51,884)   (41,022)
   Sales of marketable securities                                                              9,079     84,839     41,300
                                                                                            --------   --------   --------
Net cash used in investing activities                                                         (8,474)   (38,614)    (6,149)
                                                                                            --------   --------   --------

Cash flows from financing activities:
 Payment of line of credit                                                                    (2,278)        --         --
 Proceeds from issuance of common stock,
  net of issuance costs                                                                           --         --     13,546
 Proceeds from exercise of stock options                                                       1,263      5,102      2,604
                                                                                            --------   --------   --------
Net cash(used in)/provided by financing activities                                            (1,015)     5,102     16,150
                                                                                            --------   --------   --------

Effect of exchange rate changes on cash                                                          126       (362)      (331)
                                                                                            --------   --------   --------
Net increase/(decrease)in cash and cash equivalents                                           10,531    (28,319)    31,449

Cash and cash equivalents, beginning of year                                                  31,584     59,903     28,454
                                                                                            --------   --------   --------
Cash and cash equivalents, end of year                                                      $ 42,115   $ 31,584   $ 59,903
                                                                                            ========   ========   ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.


--------------------------------------------------------------------------------

                               MRO SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Common Stock                                           Accumulated
                               ----------------   Additional                               Other          Total
                                Shares     Par     Paid-in      Deferred     Retained   Comprehensive  Stockholders'  Comprehensive
(in thousands)                  Issued    Value    Capital    Compensation   Earnings   Income/(loss)     Equity      Income/(loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998    19,965  $   200  $ 50,310             --    $ 32,330      $  (216)      $ 82,624

Stock options exercised and
 related tax benefit,
 employee stock purchases           317        3     3,316                                                  3,319
Acquisitions, net of merger
 expenses                            20                256                                                    256
Shares issued to W.W.
 Grainger, Inc. net of
 legal expenses                   1,000       10    13,536                                                 13,546
Net income                                                                     17,880                      17,880       $17,880
Translation adjustment                                                                        (346)          (346)         (346)
Net unrealized loss on
 marketable securities,
 net of tax                                                                                   (123)          (123)         (123)
                                                                                                                       --------
Comprehensive income                                                                                                     17,411
                                                                                                                       --------
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999    21,302      213    67,418             --      50,210         (685)       117,156

Stock options exercised and
 related tax benefit,
 employee stock purchases           491        5    11,097                                                 11,102
Acquisitions, net of merger
 expenses                           261        2     4,437                                                  4,439
Deferred compensation,
 related to common stock
 grants                              15                233           (233)                                     --
Net income                                                                      2,102                       2,102         2,102
Translation adjustment                                                                        (636)          (636)         (636)
Net unrealized gain on
 marketable securities,
 net of tax                                                                                     29             29            29
                                                                                                                             --
Comprehensive income                                                                                                      1,495
                                                                                                                       --------
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000    22,069      220    83,185           (233)     52,312       (1,292)       134,192

Stock options exercised and
 related tax benefit,
  employee stock purchases          156        2     1,271                                                  1,273
Warrant issued to
 i2 Technologies, Inc.                               3,287                                                  3,287
Deferred compensation,
 related to common stock
 grants                              25        1       316           (317)                                     --
Stock-based compensation                                              265                                     265
Net loss                                                                      (15,468)                    (15,468)      (15,468)
Translation adjustment                                                                        (176)          (176)         (176)
Net unrealized loss on
 marketable securities,
 net of tax                                                                                    (20)           (20)          (20)
                                                                                                                             --
Comprehensive loss                                                                                                     $(15,664)
                                                                                                                       --------
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001    22,250  $   223  $ 88,059       $   (285)   $ 36,844      $(1,488)      $123,353
------------------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of the
                      consolidated financial statements.

--------------------------------------------------------------------------------

                              MRO SOFTWARE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

  The Company develops, markets, sells and supports enterprise asset maintenance software used by businesses, government agencies and other organizations to assist in the management of their high-value capital assets, such as plants, facilities, and production equipment, to cut inventories and supply chain costs, control maintenance expenses, reduce downtime, and more effectively deploy productive assets, personnel and other resources. The Company also develops, markets, sells and supports a business-to-business internet-based e-Commerce network, online procurement and desktop requisition software, content and management tools, and cataloging services, which enable businesses to engage in electronic commerce.

Basis of Presentation

  The consolidated financial statements include the accounts of MRO Software, Inc. ("MROI") and its majority-owned subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated. Certain prior year financial statement items have been reclassified to the current year's format.

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

Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities and accounts receivable. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States. The counter parties to the agreements relating to marketable securities and investment instruments consist of various United States governmental units and financial institutions of high credit standing. Credit risk on accounts receivable is minimized as a result of the diverse nature of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary.

Fair Value of Financial Instruments

  The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.

Derivative Financial Instruments

  The Company adopted Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" in the quarter ended December 31, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, and requires that all derivatives be recorded on the balance sheet at fair value. Adoption of SFAS 133 did not have a material effect on the Company's financial statements. The Company does not use derivative financial instruments.

Marketable Securities

  The Company's marketable securities are classified as available-for-sale and are stated at their fair value. All marketable securities are held in the Company's name

--------------------------------------------------------------------------------
and are held in custody with one major financial institution. The fair value of marketable securities was determined based on quoted market prices. Unrealized gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity and are included in other comprehensive income.

Computer Software Costs

  Computer software costs consist of internally developed software. Development costs incurred in the research and development of new software products, and enhancements to existing products, are expensed in the period incurred unless they qualify for capitalization under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." These costs are amortized on a straight-line basis over the estimated useful or market life of the software (generally, one to two years). No software development costs were capitalized in fiscal 2001, 2000, and 1999 since costs incurred subsequent to the establishment of technological feasibility were not significant. There was no amortization expense in fiscal 2001 and 2000. Amortization expense was $248,000 for fiscal 1999.

Research and Development

  Costs related to research, design and development of products are charged to research and development expenses as incurred.

Goodwill and Other Intangibles

  Goodwill and other intangibles represent core technology, customer lists, assembled workforce and goodwill recorded in connection with acquisitions. Goodwill is amortized on a straight-line basis over the estimated useful life, generally five years. Other intangibles are amortized on a straight-line basis over the estimated useful life, generally three to five years.

  The Company evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon the occurrence of a material circumstance, such as the failure of certain technology to demonstrate promise that it may gain commercial acceptance or the failure of a business segment to achieve certain performance objectives, the Company will reassess the value of associated assets and if appropriate at that time, will recognize an impairment charge. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on the estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of the estimated future cash flows using a discount rate commensurate with the risks involved. As of September 30, 2001, the Company has determined that no impairment of long-lived assets exists.

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

Advertising Expense

  The Company recognizes advertising expense as incurred. Advertising expense was approximately $5,832,000, $6,269,000, and $4,176,000 for fiscal 2001, 2000, and 1999, respectively.

--------------------------------------------------------------------------------

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

  The Company has not provided for the U.S. income tax on earnings of its foreign subsidiaries as it considers certain of these earnings are intended to be permanently reinvested. At September 30, 2001, the undistributed earnings of foreign subsidiaries were $3,966,000.

Revenue Recognition

  The Company licenses its software products under noncancellable license agreements and provides services including training, installation, consulting, and maintenance, consisting of product support services and periodic updates. Software license fee revenues are generally recognized upon contract execution and shipment, provided collection of the resulting receivable is deemed probable and the fees are fixed or determinable.

  Services revenues are comprised of consulting and training fees related to installation of the Company's software solutions, maintenance contracts for software solutions, content management and cataloging services, annual commerce and transaction fees, and subscription based fees related to the Company's Online Commerce Services business ("OCS"). Consulting, training, content management and cataloging services are recognized as the services are performed. Maintenance revenues are recognized ratably over the term of the agreement, generally one year. The Company recognizes subscription revenues in relation to its OCS product offerings ratably over the term of the agreement, generally one year.

Deferred Revenue

  Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Deferred revenue also includes maintenance contracts, annual commerce fees and OCS fees billed in advance.

Foreign Currency

  Assets and liabilities are translated at current exchange rates at the balance sheet dates. The translation adjustments made on translation of the balance sheet are recorded as a separate component of stockholders' equity. Revenues and expenses are translated into U.S. dollars at average exchange rates. Foreign currency transaction gains and losses are included in determining net income. The Company recorded a net gain of $103,000 and net losses of $890,000, and $571,000 for fiscal 2001, 2000, and 1999, respectively.

Comprehensive Income

  The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, net of tax. Comprehensive income is included in the stockholders' equity section of the balance sheet.

--------------------------------------------------------------------------------

Stock-Based Compensation

  The Company grants stock options to its employees and outside directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44. Accordingly, the Company has adopted the provisions of SFAS No. 123 through disclosure only.

Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations initiated prior to July 1, 2001.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquistions initiated subsequent to June 30, 2001. SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The Company will adopt SFAS 142 effective October 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At September 30, 2001, goodwill approximated $61.4 million and goodwill amortization approximated $11.9 million. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than March 31, 2003. Any impairment resulting from these transition tests will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests.

  In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address issues relating to the implementation of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for the Company commencing October 1, 2002. The Company is currently evaluating the impact that this statement will have on its results of operations and financial position.

B. INCOME TAXES:

  The components of (loss)/income before income taxes and the (benefit)/provision for income taxes consist of the following:

                                                           Year Ended September 30,
                                                         -----------------------------

(in thousands)                                             2001      2000       1999
                                                         --------   -------    -------
(Loss)/income before income taxes:
     United States.....................................  $(22,183)  $   892    $24,725
     Foreign...........................................     2,572     2,337      2,435
                                                         --------   -------    -------
                                                         $(19,611)  $ 3,229    $27,160
                                                         ========   =======    =======
The (benefit)/provision for income taxes consists of:
Current taxes:
     Federal...........................................    (2,850)    2,008      7,466
     State.............................................       364       604      1,002
     Foreign...........................................     1,034       792      1,103
     Foreign withholding taxes.........................       868       522        527
                                                         --------   -------    -------
                                                         $   (584)  $ 3,926    $10,098

--------------------------------------------------------------------------------

                                                         ========   =======    =======
Deferred taxes:
     Federal...........................................    (3,159)   (2,216)      (652)
     State.............................................      (521)     (378)       (75)
     Foreign...........................................       121      (205)       (91)
                                                         --------   -------    -------
                                                           (3,559)   (2,799)      (818)
                                                         --------   -------    -------
          Total........................................  $ (4,143)  $ 1,127    $ 9,280
                                                         ========   =======    =======

--------------------------------------------------------------------------------

    The reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                                                      Year Ended September 30,
                                                               ------------------------------------

                                                                 2001           2000           1999
                                                               --------       --------       --------
Statutory federal tax rate ..................                   (35.0%)         35.0%          35.0%
FSC benefit .................................                      --           (4.9)          (2.6)
State taxes, net of federal tax benefit .....                     1.3           13.9            2.6
R&D credit ..................................                    (1.5)          (9.3)          (1.3)
Exempt interest .............................                      --           (5.7)          (0.9)
Net operating loss utilization ..............                      --           (6.2)            --
Meals and entertainment .....................                     1.1            5.8             --
Foreign taxes ...............................                     3.2            7.8             --
Warrant expense..............................                     5.9             --             --
Goodwill amortization........................                     4.7             --             --
Other .......................................                    (0.8)          (1.5)           1.4
                                                             --------       --------       --------
Effective tax rate ..........................                   (21.1)%         34.9%          34.2%
                                                             ========       ========       ========

    The components of the deferred tax provision are:

                                                                      Year Ended September 30,
                                                               ------------------------------------

(in thousands)                                                   2001          2000           1999
                                                               --------      --------       --------
Depreciation ................................                  $   (17)      $   (310)      $    (90)
Allowance for doubtful accounts .............                     (462)           110            (25)
Software capitalization .....................                      516             39            (96)
Deferred revenue ............................                     (310)            63           (111)
Net operating loss utilization ..............                       --           (200)           (57)
Goodwill ....................................                   (2,626)        (1,459)           (36)
Intangibles .................................                     (408)          (441)           (14)
Translation loss ............................                       19           (347)          (107)
Foreign tax credit ..........................                       --            118           (250)
Research and development credit .............                     (300)          (300)            --
Other .......................................                       29            (72)           (32)
                                                              --------       --------       --------
                                                               $(3,559)      $ (2,799)      $   (818)
                                                              ========       ========       ========


--------------------------------------------------------------------------------
Page 48

    The components of the deferred tax assets and liabilities are as follows:

                                                                 As of September 30,
                                                              ------------------------

(in thousands)                                                  2001            2000
                                                              --------        --------
Deferred tax assets:
      Deferred revenue ............................            $   750        $   440
      Deferred rent ...............................                 28             43
      Allowance for doubtful accounts .............              1,142            680
      Accrued vacation ............................                196            160
      Depreciation ................................                674            657
      Package design ..............................                 82             51
      Amortized intangibles........................                863            455
      Other reserves ..............................                 23            112
      Goodwill ....................................              4,324          1,698
      Translation loss ............................                760            779
      Net operating loss carryforward/carryback....              2,248          5,814
      Foreign tax credit carryforward/carryback....                132            132
      Research and development credit .............                600            300
      Valuation allowance .........................             (2,048)        (2,021)
                                                               -------        -------
                                                               $ 9,774        $ 9,300
                                                               -------        -------

Deferred tax liabilities:
     Amortized software ...........................            $   533             --
     Other.........................................                 91            111
                                                               -------        -------
                                                               $   624        $   111
                                                               -------        -------
Net deferred tax assets ...........................            $ 9,150        $ 9,189
                                                               =======        =======

    At September 30, 2001, the Company had foreign tax credit carryforwards of approximately $132,000, which expire in fiscal year 2004.

    At September 30, 2001, the Company had foreign net operating loss carryforwards of approximately $1,400,000, which will generally expire in varying amounts from 2002 through 2008.

    At September 30, 2001, the Company had total domestic net operating loss carryforwards of approximately $4,600,000 attributable to the acquisition of Applied Image Technology, Inc. ("AIT"). In accordance with the provisions of Internal Revenue Code Section 382, the Company's utilization of AIT's net operating loss carryforward is estimated to be limited to approximately, $600,000 per year. The domestic net operating loss carryforwards will generally expire in varying amounts from 2002 through 2019.

    The Company has established a valuation allowance with respect to certain Canadian net operating loss carryforwards and the net operating losses acquired from AIT, which most likely will not be realized.

C.  ACQUISITIONS:

    On August 22, 2001, the Company completed the acquisition of Collego Corporation, a provider of catalog content management enterprise applications for industrial suppliers. The acquisition was recorded under the purchase method of accounting and is subject to the new accounting pronouncements SFAS
141 and certain provisions of SFAS 142. The total purchase price of the acquisition was $3,950,000. The Company estimated the fair value of the assets acquired and liabilities assumed at the date of acquisition and allocated $3,967,000 to goodwill and other intangible assets. An additional $750,000 is payable contingent on certain future events and has not been included in the purchase price accounting as of September 30, 2001. This contingent amount is being held in escrow and will be paid upon expiration of twelve months from the

--------------------------------------------------------------------------------
Page 49
closing; provided that these certain events occur per the Purchase Agreement. The Company will periodically review and test its goodwill and other intangible assets for impairment. Other intangible assets are being amortized over three years, and goodwill is not being amortized in accordance with SFAS 142.

    On September 29, 2000, the Company completed the acquisition of Applied Image Technology, Inc. ("AIT"). AIT specializes in web-based illustrated parts cataloging systems and graphical maintenance and repair documentation. The acquisition was recorded under the purchase method of accounting. The Company purchased all of the outstanding shares of common stock of AIT for $4,500,000, 215,000 shares of the Company's common stock and also assumed liabilities of $3,100,000. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the remaining balance of $10,400,000 was recorded as goodwill and other intangible assets. Goodwill of $5,600,000 is being amortized over a period of 5 years on a straight-line basis. Other intangible assets, including core technology and assembled workforce of $4,800,000, are being amortized over periods of three to five years on a straight-line basis.

    On August 21, 2000, the Company completed the acquisition of IDFM, Inc., a research and development consulting firm specializing in enterprise asset maintenance software. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets for the purchase price of $1,995,000 plus acquisition expenses. Goodwill of $2,014,000 is being amortized on a straight-line basis over a period of five years.

    On June 29, 2000, the Company completed the acquisition of the MAXIMO reseller business unit of MIPS Information, Productivity and Systems, Limited in Brazil. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets and assumed liabilities for the purchase price of $1,300,000 plus acquisition expenses. Goodwill of $1,400,000 million is being amortized on a straight-line basis over a period of five years.

    On March 2, 2000, the Company completed the acquisition of INTERMAT, Inc., a leading provider of Maintenance, Repair and Operations ("MRO") content management tools and cataloging services. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock of INTERMAT, Inc. for $55,100,000 plus acquisition costs of $1,300,000. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the remaining balance of $54,200,000 was recorded as goodwill and other intangible assets. Goodwill of $47,700,000 is being amortized over a period of 5 years on a straight-line basis. Other intangible assets, including core technology and assembled workforce, of $6,500,000 are being amortized over a period of three to five years on a straight-line basis.

    On October 29, 1999, the Company completed the acquisition of Modern Distribution Management, Inc., a leading newsletter publisher covering strategic management issues affecting suppliers and distributors of MRO supplies. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets and assumed liabilities for the purchase price of $1,200,000 plus acquisition expenses of $8,000. Other intangibles of $1,200,000 are being amortized on a straight-line basis over a period of five years.

    The following reflects unaudited proforma combined results of MROI and INTERMAT, Inc. as if the acquisition had taken place at the beginning of fiscal year 2000. During the fiscal years 2001, 2000, and 1999, the Company did not present proforma results of operations for any other acquisitions because the effects of these acquisitions were not material.


                                                     Year Ended
                                             September 30, 2000
                                             ------------------

(in thousands, except per share amounts)

Revenue
-------


--------------------------------------------------------------------------------
Page 50

------

MROI .................................                       $ 168,661
INTERMAT, Inc. .......................                           3,629
                                                             ---------
Combined .............................                       $ 172,290
                                                             =========
Net (loss)/income
-----------------

MROI .................................                       $   2,102
INTERMAT, Inc. .......................                            (204)
Amortization of goodwill and
   other intangible assets ...........                         (10,852)
                                                             ---------
Combined .............................                       $  (8,954)
                                                             =========

Basic (loss)/income per share ........                       $   (0.41)
Diluted (loss)/income per share ......                       $   (0.41)


--------------------------------------------------------------------------------
Page 51

D.  NET INCOME PER SHARE:

Basic and diluted income per share are calculated as follows:

                                                                     Year Ended September 30,
                                                              ---------------------------------------

(in thousands, except per share amounts)                        2001            2000           1999
                                                              --------        -------        --------
Net (loss)/income ...........................                 $(15,468)       $ 2,102        $ 17,880

Denominator:
Weighted average common shares
  outstanding - basic ........................                  22,148         21,682         20,459

Effect of dilutive securities
  (primarily stock options)...................                      --          1,104             635
                                                              --------        -------        --------
Weighted average common shares
  outstanding - diluted.......................                  22,148         22,786          21,094
                                                               =======        =======        ========
Net (loss)/income per share - basic ..........                $  (0.70)       $  0.10        $   0.87
Net (loss)/income per share - diluted ........                $  (0.70)       $  0.09        $   0.85

    Options to purchase shares of the Company's common stock of 1,879,000, 660,000 and 356,000 for fiscal 2001, 2000, and 1999, respectively, were outstanding but were not included in the computations of diluted net
(loss)/income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Additionally, for the fiscal year ended September 30, 2001, 508,000 shares were excluded from the computation of diluted net (loss)/income per share, as the effect was anti-dilutive due to the Company's net loss.

E.  MARKETABLE SECURITIES:

    The Company classifies its marketable securities as "available for sale" and carries them at aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax effect. Realized gains and losses are determined based on the specific identified cost of the securities. The marketable securities have various contractual maturities through the year 2017. Dividend and interest income, including amortization of the premium and discount arising at acquisition, are included in other income. The pre-tax unrealized holding gains and (losses) for September 30, 2001 were $18,000 and $(4,000), respectively. The pre-tax unrealized holding gains and (losses) for September 30, 2000 were $0 and $(6,000), respectively.

    As of September 30, 2001, marketable securities consisted of the following:

                                                                            Amortized    Fair Market
                                                                            ---------    -----------
(in thousands)                                                                   Cost          Value
                                                                                 ----          -----
Current:
Securities with maturity date of less than one year:
  U.S. Government Securities ........................                         $4,527         $4,541
  Commercial Paper ..................................                            991            991
                                                                              -------       --------
                                                                              $5,518         $5,532
                                                                              -------       --------

Noncurrent:
Securities with maturity date greater than one year:
  Tax exempt municipal securities ...................                            707            707
                                                                              -------       --------
                                                                              $  707         $  707
                                                                              -------        -------

--------------------------------------------------------------------------------

                                    Total ....................                $ 6,225       $  6,239
                                                                              =======       ========


    As of September 30, 2000, marketable securities consisted of the following:

                                                                            Amortized    Fair Market
                                                                            ---------    -----------
(in thousands)                                                                   Cost          Value
                                                                                 ----          -----
  Current:
  Securities with maturity date of less than one year:
    U.S. Government Securities ........................                      $  2,250       $  2,249
    Tax exempt municipal securities....................                         1,996          1,992
                                                                             --------       --------
                                                                             $  4,246       $  4,241
                                                                             --------       --------
  Noncurrent:
  Securities with maturity date greater than one year:
    Tax exempt municipal securities ...................                         1,060          1,059
                                                                             --------       --------
                                                                             $  1,060       $  1,059
                                                                             --------       --------

                                    Total ...................                $  5,306       $  5,300
                                                                             ========       ========


F.   INVESTMENTS:

     During fiscal 2000, the Company purchased shares of common stock of a publicly traded company. In September 2000, the Company sold this common stock and realized a gain of $1,664,000. The Company has no common stock investments as of September 30, 2001.

--------------------------------------------------------------------------------

G.   PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost and consist of the following:

                                                            As of September 30,
                                                          ----------------------

(in thousands)                                                2001         2000
                                                          --------     --------

Computer equipment ....................................   $  7,935     $  7,537
Purchased software  ...................................     13,212       11,796
Vehicles ..............................................         55           55
Furniture and fixtures ................................      6,622        6,687
Leasehold improvements ................................      4,227        3,832
                                                          --------     --------
                                                            32,051       29,907
Less accumulated depreciation and amortization ........    (20,382)     (15,336)
                                                          --------     --------
                                                          $ 11,669     $ 14,571
                                                          ========     ========

     Total depreciation and amortization expense was $5,488,000, $5,516,000, and $3,702,000 for fiscal 2001, 2000 and 1999, respectively. Included in depreciation and amortization expense is amortization expense for purchased and internal use software of $3,183,000, $2,628,000, and $374,000 for fiscal 2001,
2000 and 1999, respectively.

H.   INTANGIBLE ASSETS:

     Intangible assets consist of the following:

                                                            As of September 30,
                                                          ----------------------

(in thousands)                                                2001         2000
                                                          --------     --------

Goodwill ..............................................   $ 61,390     $ 59,615
Customer lists ........................................        411          411
Other intangible assets ...............................     14,498       12,332
                                                          --------     --------
                                                            76,299       72,358
Less accumulated amortization .........................    (23,946)      (9,072)
                                                          --------     --------
                                                          $ 52,353     $ 63,286
                                                          ========     ========

     Amortization expense was $14,585,000, $7,553,000 and $ 465,000 for fiscal 2001, 2000 and 1999, respectively.

I.   ACCRUED COMPENSATION:

     A summary of accrued compensation consists of the following:

                                                            As of September 30,
                                                          ----------------------

(in thousands)                                                2001         2000
                                                          --------     --------

Accrued payroll .......................................      3,018        2,037
Accrued sales commissions .............................      6,454        5,496
Accrued vacation pay ..................................      1,317        1,018
                                                          --------     --------
                                                          $ 10,789     $  8,551
                                                          ========     ========

--------------------------------------------------------------------------------

J.   BANK LINE OF CREDIT:

     At September 30, 2000, the Company's subsidiary, AIT, had a $2,500,000 line of credit with a bank, which was scheduled to mature on July 1, 2001. The note bore interest at the bank's prime interest rate plus .50%. The Company paid this note in its entirety and cancelled the line of credit in December 2000.

K.   COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facilities under operating lease agreements, which expire at various dates through June 30, 2019. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense under these leases was $7,633,000 $5,969,000, and $4,772,000 for fiscal 2001, 2000 and
1999, respectively.

     The operating leases provide for minimum aggregate future rentals as of September 30, 2001 as follows:

          (in thousands)
          2002...............................................      $ 5,046
          2003...............................................        4,736
          2004...............................................        2,120
          2005...............................................        1,759
          2006 and thereafter................................       19,989
                                                                   -------
                                                                   $33,650
                                                                   =======

     The Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

L.   EMPLOYEE BENEFITS:

Cash or Deferred Plan
     The MRO Software, Inc. Cash or Deferred Plan (the "Plan") is a defined contribution plan available to substantially all of MROI's domestic employees. The Plan was established in 1988 under Section 401(a) of the Internal Revenue Code. Under the Plan, employees may make voluntary contributions based on a percentage of their pretax earnings.

     Effective January 1, 1993, the Plan was amended to provide for both a guaranteed and a discretionary contribution made by MROI. Amounts charged to expense for this Plan in fiscal 2001, 2000, and 1999 were $665,000, $656,000, and $340,000, respectively.

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

     The exercise price of incentive options must be at least equal to the fair market value on the date of grant. The exercise price of nonqualified options must not be less than 85% of the fair market value on the date of grant. Options generally vest in equal installments over four years.

     On March 4, 1999, the Board of Directors of the Company elected to terminate the 1994 Option Plan upon the adoption of the 1999 Equity Incentive Plan (the "1999 Plan"). The stockholders of the Company, on March 24, 1999, approved amendments to the vesting and transferability of options granted to outside directors under the 1994 Option Plan.

--------------------------------------------------------------------------------

     On March 24, 1999, the Company's stockholders and the Board of Directors of the Company adopted the 1999 Equity Incentive Plan (the "1999 Plan") that provided for the grant of incentive stock options, non statutory stock options, stock bonuses, rights to purchase restricted stock, stock appreciation rights and other awards based upon the Company's common stock. Up to 1,850,000 shares of Common Stock (subject to adjustment upon certain changes in the capitalization of the Company) may be issued pursuant to grants awarded under the 1999 Plan. The 1999 Plan was amended and restated on April 25, 2000 to adjust the amount of options granted to non-employee directors of the Company.

     On November 15, 2000, the Board of Directors of the Company voted to increase the number of shares of Common Stock that may be issued from 1,850,000 to 4,050,000. This increase was approved by the Company's stockholders on March 6, 2001

     The exercise price of incentive options must be at least equal to the fair market value on the date of grant. The exercise price of nonqualified options must not be less than 85% of the fair market value on the date of grant. Options generally vest in equal installments over four years. Awards of options under the 1999 Plan may be made until March 24, 2009. No incentive options may extend for more than ten years from the date of grant.

     Stock option activity is summarized as follows:

                                                                                 Weighted
                                                         No. of Shares         Average Price
                                                         -------------         -------------
Outstanding shares at September 30, 1998                    1,509,468             $10.38
1999
----
Granted                                                     1,061,000             $ 9.66
Canceled                                                     (129,954)            $11.00
Exercised                                                    (274,478)            $ 7.90
                                                            ---------
Outstanding at September 30, 1999                           2,166,036             $10.30
Exercisable at September 30, 1999                             671,400             $ 9.75

2000
----
Granted                                                     1,733,750             $34.48
Canceled                                                     (197,776)            $23.66
Exercised                                                    (451,657)            $10.08
                                                            ---------
Outstanding at September 30, 2000                           3,250,353             $22.42
Exercisable at September 30, 2000                             671,974             $10.21

2001
----
Granted                                                     1,125,000             $ 9.25
Canceled                                                     (203,726)            $25.35
Exercised                                                     (26,650)            $ 8.79
                                                            ---------
Outstanding at September 30, 2001                           4,144,977             $18.79
Exercisable at September 30, 2001                           1,391,347             $17.14

The following table summarizes information about stock options outstanding at September 30, 2001:

                                Options Outstanding                               Options Exercisable
---------------------------------------------------------------------------------------------------------
                               Number     Weighted-Avg
                            Outstanding     Remaining                          Number
Range of                      As of        Contractual    Weighted-Avg      Exercisable      Weighted-Avg
Exercise Prices              9/30/01      Life (years)   Exercise Price     As of 9/30/01   Exercise Price
---------------              -------      ------------  --------------      -------------   --------------
$ 2.84-$ 3.17                 64,538          2.6           $ 2.92             64,538         $ 2.92
$ 6.81-$ 9.81              1,766,267          8.1           $ 8.78            430,417         $ 9.06
$10.35-$15.50                689,297          6.0           $12.32            490,747         $12.24
$15.80-$21.69                188,000          9.2           $17.28             30,250         $18.57
$24.06-$29.63                662,750          8.6           $25.32            170,744         $25.41
$36.50-$54.50                596,625          8.0           $38.68            161,526         $38.57

--------------------------------------------------------------------------------

$59.13-$85.00                177,500          8.3           $61.00             43,125       $61.00
                           ---------                                        ---------       -------
Total                      4,144,977                                        1,391,347

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

     The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                                                        Year Ended September 30,
                                                                  ----------------------------------

                                                                  2001           2000           1999
                                                                  ----           ----           ----
Expected life (in years)                                          3.35           3.36           3.49
Volatility                                                          95%            91%            76%
Risk-free interest rate                                            4.5%          6.22%          4.40%
Dividend yield                                                       0%             0%             0%

     For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company's pro forma information is as follows:

                                                                         Year Ended September 30,
                                                                   ----------------------------------

                                                                   2001           2000           1999
                                                                   ----           ----           ----
(in thousands, except per share amounts)

Net (loss)/income
   As reported................................                   $(15,468)      $ 2,102        $17,880
   Pro forma                                                     $(24,935)      $(4,713)       $14,644
Net (loss)/income per share, basic
   As reported................................                   $  (0.70)      $  0.10        $  0.87
   Pro forma                                                     $  (1.13)      $ (0.22)       $  0.72
Net (loss)/income per share, diluted
   As reported................................                   $  (0.70)      $  0.09        $  0.85
   Pro forma                                                     $  (1.13)      $ (0.22)       $  0.70

     Under SFAS 123, the weighted-average estimated fair value of options granted during fiscal 2001, 2000 and 1999 was $5.95, $21.92 and $4.25 per share, respectively.

Employee Stock Purchase Plan
     On March 10, 1994, the Board of Directors of the Company adopted the 1994 Employee Stock Purchase Plan that provides for a maximum issuance of 450,000 shares of Common Stock for purchase by eligible employees at 85% of the lower of the fair market value of the Company's Common Stock on either the first or last day of the semi-annual offering period. No compensation expense is recorded in connection with the plan. During fiscal year ended 2001, employees purchased 33,980 shares at a price of $8.45 and 95,796 shares at a price of $8.02 for the offering periods ended

--------------------------------------------------------------------------------

November 30, 2000 and May 31, 2001, respectively. Approximately 370 employees participated in the plan during the fiscal year ended 2001. Total shares purchased in 2000 and 1999 were 39,699 and 42,736, respectively.

M.   STOCKHOLDERS' EQUITY:

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

Common Stock
     In April 1999, the Company signed agreements with W.W. Grainger, Inc. ("Grainger"), a provider of MRO supplies and related information in North America. Grainger acquired 1,000,000 shares of the Company's common stock for $14,500,00, less expenses of $954,000 and acquired a two-year option to purchase 5% of the Company's wholly owned subsidiary, MRO.com, Inc. for an exercise price of $3,800,000. This option was terminated by agreement of the parties in November of 2000. In June 2001, the Company paid $650,000 to Grainger, recorded as general and administrative expenses, to re-purchase the option grant.

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

     In December 2000, the Company issued a warrant to i2 Technologies, Inc. ("i2") under which i2 has the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $10.25 per share. i2 had not exercised this warrant as of September 30, 2001. The Company valued the warrant at $3,300,000 using the Black-Scholes valuation model, with the following assumptions: (1) risk-free interest rate of 4.8%; (2) life of 2.5 years; and (3) volatility of 105%. The warrant is immediately exercisable and has been recorded as a one time non-cash sales and marketing expense. The warrant was issued in connection with a strategic agreement for the two companies to resell each other's offerings and integrate their

--------------------------------------------------------------------------------
technologies to create a solution for the strategic asset maintenance, repair and operations market.

    On September 28, 2000, the Company executed a restricted stock agreement with one employee. In exchange for continued employment, the employee received 15,000 shares vesting equally in amounts of 5,000 on each September 30, 2001, 2002, and 2003. In May 2001, the vesting period of the 15,000 shares was amended. Under the amended agreement, 5,000 shares will vest on October 1, 2001 and the remaining 10,000 shares will vest on January 2, 2002 and the restricted stock agreement is no longer conditioned on employment. The shares were recorded at fair market value on the date of issuance as deferred compensation and the related amount was recorded as sales and marketing expense during fiscal 2001, as there is no continuing oblgation of the employee beyond September 30, 2001.

    On June 18, 2001, each non-employee Director received an outright grant of 6,250 shares of restricted stock vesting on a quarterly basis over three years with twelve equal installments vesting on the 15th day of the second month of each quarter, subject to acceleration under certain circumstances. The shares were recorded at fair market value on the date of issuance as deferred compensation and the related amount is being recorded as general and administrative expenses over the vesting period.

--------------------------------------------------------------------------------

N.   SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Cash paid for interest and taxes was as follows:
                                                        Year Ended September 30,
                                                        ------------------------
(in thousands)                                          2001      2000      1999
                                                        ----      ----      ----

Interest...................................           $   59    $  107    $   38
Income taxes...............................            1,430     4,773     8,657


     Acquisitions of businesses were as follows:

                                                        Year Ended September 30,
                                                        ------------------------
(in thousands)                                          2001       2000    1999
                                                        ----       ----    ----

Fair value of assets acquired..............            3,766   $ 71,783   $ 592
Fair value of liabilities assumed..........               66     (4,446)   (729)
Net cash paid for acquisitions.............           $3,700   $ 62,278   $ 180


O.   SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

During fiscal 2001, the Company operated in two reportable industry segments:
(1) the development, marketing and support of our "Demand-Side" software products and services, consisting of MAXIMO Enterprise and MAXIMO Extended Enterprise and (2) the development, marketing and support of our "Supply-Side" software products and services, consisting of On-Line Commerce Services and Catalog Management. The mroDistributor, mroManufacturer and mroConnect products have been grouped and renamed MRO On-Line Commerce Services ("OCS"). The Catalog Management products are the Internet-based content management tools and cataloging services developed and marketed by the Company's INTERMAT, Inc. subsidiary and the Collego Catalog Manager, acquired via acquisition of Collego Corporation. The Company also offers application hosting services delivered through our MRO Operations Center, and our mro.com website acts as an administrative and support hub for these solutions.

     Asset information by product line segment is not reported, since the Company does not produce such information internally. The Company also manages these segments across geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. All segments are managed by the same board of directors and executive officers.

     For periods ending on or before September 30, 2000, the Company reported revenues related to two industry segments: the development, marketing and support of asset maintenance management software (MAXIMO) and the development, marketing and support of Internet e-commerce software products and the related network services (MRO.COM). All segment-reported financial information contained in this report reflects the Company's repositioning of its segments, effective in the first quarter of fiscal 2001.

     A summary of the Company's operations by product line was as follows:

                                               Year Ended September 30,
                                               ------------------------
(in thousands)                                 2001          2000          1999
                                               ----          ----          ----

Revenues:

     Demand-Side software and services    $ 167,568     $ 143,288     $ 139,569
     Supply-Side software and services       17,882        25,373         6,096
                                          ---------     ---------     ---------
                                          $ 185,450     $ 168,661     $ 145,665

--------------------------------------------------------------------------------

                                         ---------      ---------     ---------

(Loss)/income from operations:
   Demand-Side software and services      $ 25,249       $ 18,620      $ 31,768
   Supply-Side software and services       (46,004)       (19,191)       (7,435)
                                         ---------      ---------     ---------
                                          $(20,755)      $   (571)     $ 24,333
                                         ---------      ---------     ---------

Depreciation and amortization expense:
   Demand-side software and services      $  7,021       $  5,122      $  4,291
   Supply-side software and services        13,052          7,967           132
                                         ---------      ---------     ---------
                                          $ 20,073       $ 13,089      $  4,423
                                         ---------      ---------     ---------

--------------------------------------------------------------------------------

    A summary of the Company's operations by geographical area was as follows:

                                                                    Year Ended September 30,
                                                                    ------------------------
(in thousands)                                                  2001           2000           1999
                                                             ---------      ---------      ---------
Revenues:

   United States ............................                $ 122,025      $ 103,623      $  86,603
   Other Americas ...........................                    9,246         12,458          2,594
   Intercompany revenues ....................                    6,717          2,867         11,869
                                                             ---------      ---------      ---------
         Subtotal .............                              $ 137,988      $ 118,948      $ 101,066
                                                             ---------      ---------      ---------

   Europe/Middle East and Africa ............                   43,986         41,415         44,757
   Asia/Pacific .............................                   10,193         11,165         11,711
   Consolidating eliminations ...............                   (6,717)        (2,867)       (11,869)
                                                             ---------      ---------      ---------
         Total revenues .......                              $ 185,450      $ 168,661      $ 145,665
                                                             ---------      ---------      ---------

(Loss)/income from operations:
   United States ............................                $ (21,329)     $   2,561      $  23,782
   Other Americas ...........................                   (8,203)        (7,880)        (1,731)
   Europe/Middle East and Africa ............                   11,393          8,646          1,655
   Asia/Pacific .............................                   (2,616)        (3,898)           627
                                                             ---------      ---------      ---------
                                                             $ (20,755)     $    (571)     $  24,333
                                                                        As of September 30,
                                                                     -----------------------
(in thousands)                                                         2001            2000
                                                                     --------       ---------
Long-lived assets:
   United States .............................                       $  60,282      $  72,898
   Other Americas ............................                           2,037          2,234
   Europe/Middle East and Africa .............                           3,388          4,314
   Asia/Pacific ..............................                             397            579
                                                                     ---------      ---------
                                                                     $  66,104       $ 80,025
                                                                     ---------      ---------

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

    No customer accounted for more than 10% of revenue in fiscal 2001, 2000 or 1999.


P.  SUBSEQUENT EVENT

    On December 20, 2001, the Company announced that it had sent a letter to the Chairman and CEO of Datastream Systems, Inc. ("Datastream") offering to purchase Datastream for a price of $6.00 per share, consisting of $1.00 in cash and $5.00 in the form of the Company's Common Stock, representing a total purchase price of approximately $121,500,000, of which $20,200,000 would be payable by the Company in

--------------------------------------------------------------------------------
cash. A copy of the Company's offer was filed with the SEC on Form 425.

--------------------------------------------------------------------------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL. A                                    COL. B         COL. C                     COL. D        COL.E
-----------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                       ------------------------

                                        BALANCE AT     CHARGED TO    CHARGED TO                BALANCE AT
                                        BEGINNING      COSTS AND       OTHER                     END OF
                                        OF PERIOD       EXPENSES      ACCOUNTS    DEDUCTIONS     PERIOD
                                    -----------------------------------------------------------------------

YEAR ENDED SEP.30, 2001
  Allowance for doubtful accounts       $ 2,824,714    $ 2,916,923               $ 1,892,721   $ 3,848,916

YEAR ENDED SEP.30, 2000
  Allowance for doubtful accounts       $ 2,866,751    $   850,940               $  892,977    $ 2,824,714

YEAR ENDED SEP.30, 1999
  Allowance for doubtful accounts       $ 2,614,137    $ 1,137,694               $  885,080    $ 2,866,751

--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

EXHIBIT
NO.    DESCRIPTION                                                                PAGE
---    -----------                                                                ----
3.1    Amended and Restated Articles of Organization of the Company (included as
       Exhibit 3.3 to the Company's Registration Statement on Form S-1,
       Registration No. 33-76420, and incorporated herein by reference)
3.2    Restated By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
       September 30, 1996 File No. 0-23852 and incorporated herein by reference)
3.3    Amendment to By-Laws adopted on February 1, 2001 (included as Exhibit3.3 to the Company's Current Report on Form 10-Q for the quarter ended March
       31, 2001, File No. 0-23852 and incorporated herein by reference)
3.4    Form of Certificate of Designation of Series A Junior Participating
       Preferred Stock of MRO Software, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current
       Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
4.1    Specimen certificate for the Common Stock of the Company (included as
       Exhibit 4.1 to the Company's Registration Statement on Form S-1,
       Registration No. 33-76420, and incorporated herein by reference)
4.2    Article 4B of the Amended and Restated Articles of Organization of the
       Company (included as Exhibit 4.1 to the Company's Registration Statement
       on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
4.3    Rights Agreement dated as of January 27, 1998, between MRO Software, Inc.
       and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the
       Company's Current Report on Form 8-K dated February 2, 1998, File No.0-
       23852, and incorporated herein by reference)
4.4    Form of Certificate of Designation of Series A Junior Participating
       Preferred Stock of MRO Software, Inc. (included as Exhibit 4 (b) to the
       Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-
       23852, and incorporated herein by reference)
4.5    Form of Rights Certificate (included as Exhibit 4 (c) to the Company's
       Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)
9.1    Shareholders Agreement between Robert L. Daniels and Susan H. Daniels dated August 1, 2001
10.1   Fiscal Year 2000 Executive Bonus Plan (included as Exhibit 10.1 to the
       Company's Quarterly Report on Form 10-Q for the quarter ended December
       31, 2000, Commission File No. 0-23852 and incorporated herein by reference)
21.1   Subsidiaries of the Company
23.1   Consent of PricewaterhouseCoopers

--------------------------------------------------------------------------------
Page 65