Form 10-Q
period 2001-12-31
MRO SOFTWARE INC
filed 2002-02-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

Yes    [X]           No    [ ]


Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 22,755,239 shares of common stock, $.01 par value per share, as of January 31, 2001.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX


PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements                                                           Page

                    Consolidated Balance Sheets (unaudited) as of December 31,
                    2001 and September 30, 2001.                                                     3

                    Consolidated Statements of Operations (unaudited) for the
                    three months ended December 31, 2001 and 2000.                                   4

                    Consolidated Statements of Cash Flows (unaudited) for the
                    three months ended December 31, 2001 and 2000.                                   5

                    Notes to Consolidated Financial Statements (unaudited).                          6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                      11

Item 3.             Quantitative and Qualitative Disclosures about Market Risk                      18

PART II.            OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K                                                19

                    SIGNATURE                                                                       21

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                               ASSETS                              DECEMBER 31,             SEPTEMBER 30,
                                                                                       2001                     2001
                                                                                    ----------               ----------
  (IN THOUSANDS)
Current assets:
  Cash and cash equivalents                                                         $   49,640               $   42,115
  Marketable securities                                                                  4,528                    5,532
  Accounts receivable, trade, less allowance
   for doubtful accounts of $3,953 at December 31, 2001
   and $3,849 at September 30, 2001, respectively                                       38,316                   42,746
  Prepaid expenses and other current assets                                              6,646                    5,099
  Deferred income taxes                                                                  3,047                    3,045
                                                                                    ----------               ----------
    Total current assets                                                               102,177                   98,537
                                                                                    ----------               ----------

Marketable securities                                                                      705                      707
Property and equipment, net                                                             11,124                   11,669
Intangible assets, net                                                                  48,482                   52,353
Other assets                                                                             2,086                    2,082
Deferred income taxes                                                                    7,076                    6,105
                                                                                    ----------               ----------
    Total assets                                                                    $  171,650               $  171,453
                                                                                    ==========               ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                              $   16,868               $   16,445
 Accrued compensation                                                                    8,180                   10,789
 Income taxes payable                                                                      811                      823
 Deferred revenue                                                                       22,128                   19,893
                                                                                    ----------               ----------
   Total current liabilities                                                            47,987                   47,950
                                                                                    ----------               ----------

 Other long term liabilities                                                                98                      150

Stockholders' equity

Preferred stock, $.01 par value; 1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value; 50,000 authorized;
 22,438 and 22,250 issued at December 31, 2001
 and September 30, 2001, respectively                                                      224                      223
Additional paid-in capital                                                              90,095                   88,059
Deferred compensation                                                                     (258)                    (285)
Retained earnings                                                                       34,919                   36,844
Accumulated other comprehensive loss                                                    (1,415)                  (1,488)
                                                                                    ----------               ----------
    Total stockholders' equity                                                         123,565                  123,353
                                                                                    ----------               ----------

    Total liabilities and stockholders' equity                                      $  171,650               $  171,453
                                                                                    ==========               ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                 -----------------------------------
                                                                    2001                     2000
                                                                 ----------               ----------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Software                                                    $   13,825               $   12,597
     Support and services                                            32,651                   28,871
                                                                 ----------               ----------
              Total revenues                                         46,476                   41,468
                                                                 ----------               ----------

 Cost of revenues:
     Software                                                         1,107                      466
     Support and services                                            16,946                   16,069
                                                                 ----------               ----------
              Total cost of revenues                                 18,053                   16,535
                                                                 ----------               ----------

 Gross profit                                                        28,423                   24,933

 Operating expenses:
     Sales and marketing                                             16,016                   21,086
     Product development                                              6,667                    5,560
     General and administrative                                       4,728                    4,246
     Amortization of goodwill and other intangibles                   3,903                    3,636
                                                                 ----------               ----------
              Total operating expenses                               31,314                   34,528
                                                                 ----------               ----------

 Loss from operations                                                (2,891)                  (9,595)

     Interest income                                                    272                      370
     Other (expense)/income, net                                         (3)                     275
                                                                 ----------               ----------

 Loss before income taxes                                            (2,622)                  (8,950)

 Benefit from income taxes                                             (697)                  (1,255)
                                                                 ----------               ----------

 Net loss                                                        $   (1,925)              $   (7,695)
                                                                 ==========               ===========

Net loss per share, basic and diluted                            $    (0.09)              $    (0.35)
                                                                 ----------               ----------

 Shares used to calculate net loss per share
      Basic and diluted                                              22,311                   22,083

         The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001                     2000
                                                                                ----------               ----------
                                                                                          (IN THOUSANDS)

Cash flows from operating activities:
    Net loss                                                                    $   (1,925)              $   (7,695)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                                                   5,296                    5,022
     Loss on sale and disposal of property
       and equipment                                                                    --                       60
     Amortization of premium on marketable securities                                   16                        4
     Stock-based compensation                                                           27                       19
     i2 warrant expense                                                                 --                    3,287
     Deferred income taxes                                                            (973)                  (1,904)
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                           4,430                    5,508
       Prepaid expenses and other assets                                            (1,577)                    (116)
       Accounts payable and accrued expenses                                           370                      853
       Accrued compensation                                                         (2,609)                  (2,331)
       Income taxes payable                                                            (12)                   2,313
       Deferred revenue                                                              2,235                    1,151
                                                                                ----------               ----------
 Net cash provided by operating activities                                           5,278                    6,171
                                                                                ----------               ----------

 Cash flows from investing activities:
     Acquisitions of property and equipment and other
       capital expenditures                                                           (855)                  (2,029)
     Sale of marketable securities                                                     980                    2,058
                                                                                ----------               ----------
Net cash provided by investing activities                                              125                       29
                                                                                ----------               ----------

 Cash flows from financing activities:

     Payment of line of credit                                                          --                   (2,278)
     Proceeds from exercise of stock options                                         2,037                      315
                                                                                ----------               ----------
 Net cash provided by/(used in) financing activities                                 2,037                   (1,963)
                                                                                ----------               ----------

 Effect of exchange rate changes on cash                                                85                      509
                                                                                ----------               ----------


 Net  increase in cash and cash equivalents                                          7,525                    4,746

 Cash and cash equivalents, beginning of period                                     42,115                   31,584
                                                                                ----------               ----------

 Cash and cash equivalents, end of period                                       $   49,640               $   36,330
                                                                                ==========               ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of December 31, 2001 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2002, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2001.

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

B.       INCOME PER SHARE

Basic income (loss) per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding plus dilutive potential common shares. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect. All potential dilutive common shares are excluded from the computation of net loss per share because they are anti-dilutive.

Basic and diluted net loss per share are calculated as follows:

                                                      THREE MONTHS ENDED
                                                -------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)           12/31/01               12/31/00
                                                --------               --------
Net loss                                        $ (1,925)              $ (7,695)

Denominator:
Weighted average common shares
outstanding-basic                                 22,311                 22,083

Effect of dilutive securities (1)                     --                     --

Weighted average common shares
outstanding-diluted                               22,311                 22,083
                                                ========               ========

Net loss per share-basic & diluted              $  (0.09)              $  (0.35)

(1) Options to purchase shares of the Company's common stock of 1,033,966 and 2,181,697 for the three months ended December 31, 2001 and 2000, respectively, were outstanding but were not included in the computations of diluted net loss per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 1,026,000 and 168,000 for the three months ended December 31, 2001 and 2000, respectively, were excluded from the computation of diluted net loss per share, as the effect was anti-dilutive due to the Company's net loss.

C.       COMPREHENSIVE LOSS:

The following table reflects the components of comprehensive net loss:

                                                                        THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                     -----------------------
(IN THOUSANDS)                                                       12/31/01        12/31/00
                                                                     -------         -------
Net loss                                                             $(1,925)        $(7,695)
Other comprehensive net loss,
 Net of tax:
   Unrealized (loss)/gain on securities arising during period             (9)              4
   Foreign currency translation adjustment                                82             529
                                                                     -------         -------
Comprehensive loss                                                   $(1,852)        $(7,162)
                                                                     =======         =======

D.       SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

In the previous fiscal year (fiscal 2001), the Company operated in two reportable industry segments: (1) the development, marketing and support of "Demand-Side" software products and services, consisting of MAXIMO(R) Enterprise(TM) and MAXIMO(R) Extended Enterprise(TM) and (2) the development, marketing and support of "Supply-Side" software products and services, consisting of Online Commerce Services ("OCS") and catalog content management. During fiscal 2001, the Company's management assessed the operating results of these segments separately and allocated resources accordingly.

During the prior fiscal year, we found that certain elements of our "Supply-Side" offerings could be sold into our MAXIMO customer base, and that our "Demand-Side" customers could influence their online trading partners to subscribe to OCS as a means of achieving supply-chain integration. In August 2001, we acquired the Collego Catalog Manager product, which supplements the product offerings available to our "Demand-Side" customers, and will also become integrated into OCS on the "Supply-Side". As a result, the Company began to market all of its products and services as components of a single integrated solution set which address the broad range of business needs for asset-intensive companies and their business partners. In the current fiscal year (fiscal 2002), the Company is operating in one reportable industry segment: providing e-Business solutions for asset-intensive companies.

During the quarter ended December 31, 2001, the Company consolidated its sales and marketing functions and blended its "Demand" and "Supply-Side" operations in order to focus on one industry segment, providing e-Business solutions. Beginning in fiscal 2002, the "Demand-Side" product offerings have been re-named Strategic MRO, and the "Supply-Side" product offerings have been split into two distinct products groups: Online Commerce Services ("OCS") and Enterprise Catalog Management. Strategic MRO, OCS and Enterprise Catalog Management represent the three product groups of the Company. The Company reports revenues per these three product groups but does not allocate operating expenses to these three product groups. The Company's management assesses its operating results on an aggregate basis to make decisions about resources to be allocated to the various product groups. All segment-reported financial information contained in this report has been restated to reflect the Company's repositioning to one industry segment, effective in the first quarter of fiscal 2002.

The Company manages its business across geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific.

A summary of the Company's revenues by geographical area was as follows:

                                                  THREE MONTHS ENDED
                                                      DECEMBER 31,
                                           -------------------------------
(IN THOUSANDS)                               2001                   2000
                                           --------               --------
Revenues:
United States                              $ 28,928               $ 25,894
Other Americas                                2,131                  2,541
Intercompany revenues                         3,373                    961
                                           --------               --------
Subtotal                                   $ 34,432               $ 29,396

Europe/Middle East and Africa                12,712                 10,114
Asia/Pacific                                  2,705                  2,919
Consolidating eliminations                   (3,373)                  (961)
                                           --------               --------
Total revenues                             $ 46,476               $ 41,468
                                           ========               ========

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

E.       COMMON STOCK:

In December 2000, the Company issued a warrant to i2 Technologies, Inc. ("i2") under which i2 has the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $10.25 per share. The Company valued the warrant at $3.3 million using the Black-Scholes valuation model, with the following assumptions: (1) risk-free interest rate of 4.8%; (2) life of 2.5 years; and (3) volatility of 105%. The warrant was immediately exercisable and was recorded as a one-time non-cash sales and marketing expense in the three months ended December 31, 2000. The warrant has not been exercised as of December 31, 2001.

F.       ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The Company will adopt SFAS 142 effective October 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At December 31, 2001, goodwill approximated $61.4 million and accumulated goodwill amortization approximated $22.8 million. In addition, the Company will be required to measure goodwill for impairment as part of the transition provision of SFAS 142. The Company is required to complete transition impairment tests no later than March 31, 2003. Any impairment resulting from these transition tests will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests.

In October 2001, the FASB issued SFAS. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address issues relating to the implementation of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for the Company commencing October 1, 2002. The Company is currently evaluating the impact that this statement will have on its results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as documents incorporated herein by reference, may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements: "expects", "anticipates", and "estimates". Forward-looking statements include, without limitation, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements for various reasons, include those discussed under the heading "Factors Affecting Future Performance" below. These forward-looking statements speak only as of the date of this Quarterly Report, and the Company disclaims any obligation to update such forward looking statements as a result of any change in circumstances or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial conditions and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company's management continually evaluates its estimates based on historical experience and other various assumptions that are believed to be relevant and reasonable. Based on the results of the evaluation, management may adjust its estimates and the carrying values of assets and liabilities.

     The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. First, the Company maintains allowances for doubtful accounts, which reflect the Company's estimate of the amounts owed by customers that customers will be unable to pay. Management performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary. The Company believes that the current estimate of allowances for doubtful accounts recorded as of December 31, 2001, adequately covers any potential credit risks. However, if the financial condition of our customers deteriorates and they are not able to make payments in excess of our estimates, then we may need to increase our allowance reserves. Second, the Company computes deferred income taxes based on the differences between the financial statement values and the tax basis of assets and liabilities using the tax rates in effect for the years in which the differences are expected to reverse. The largest component of the Company's deferred tax asset is attributable to tax deductible goodwill. The Company has not recorded a valuation allowance related to goodwill amortization because we expect to realize taxable income in fiscal 2002 and in future periods, and it is more likely than not that all of the net deferred tax assets will be realized. Management will continually assess the realizability of its net deferred tax assets. In the event the Company determines that it cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be required and will result in a charge to income in the period such a determination is made.

OVERVIEW

MRO Software, Inc. provides e-Business solutions for asset intensive companies. Through our unique combination of domain expertise in maintenance, repair and operations and enterprise asset maintenance ("EAM") software products, and through our hosted solutions that enable manufacturers and distributors to participate in e-commerce, the Company provides a comprehensive industrial supply chain solution. The Company's Strategic MRO, Online Commerce Services and Enterprise Catalog Management solutions allow customers to streamline their internal processes and compete more efficiently in an increasingly collaborative and electronic market. Our Strategic MRO solutions (MAXIMO(R)) help companies in asset intensive industries increase their return on assets while decreasing their operational costs, including the costs of transacting with their suppliers. Our OCS solutions provide the tools and technology to enable distributors and manufacturers of industrial parts - through one catalog and one connection - to gain exposure to all types of buyers via multiple marketplaces and exchanges. The Enterprise Catalog Management products are the Internet-based content management tools and cataloging services, which supplement the OCS offerings with powerful online industrial catalog applications and broaden MAXIMO's product functionality.

In the previous fiscal year (fiscal 2001), the Company operated in two reportable industry segments: (1) the development, marketing and support of "Demand-Side" software products and services, consisting of MAXIMO(R) Enterprise(TM) and MAXIMO(R) Extended Enterprise(TM) and (2) the development, marketing and support of "Supply-Side" software products and services, consisting of Online Commerce Services ("OCS") and catalog content management. During fiscal 2001, the Company's management assessed the operating results of these segments separately and allocated resources accordingly.

During the prior fiscal year, we found that certain elements of our "Supply-Side" offerings could be sold into our MAXIMO customer base, and that our "Demand-Side" customers could influence their online trading partners to subscribe to OCS as a means of achieving supply-chain integration. In August 2001, we acquired the Collego Catalog Manager product, which supplements the product offerings available to our "Demand-Side" customers, and will also become integrated into OCS on the "Supply-Side". As a result, the Company began to market all of its products and services as components of a single integrated solution set which address the broad range of business needs for asset-intensive companies and their business partners. In the current fiscal year (fiscal 2002), the Company is operating in one reportable industry segment: providing e-Business solutions for asset-intensive companies.

During the quarter ended December 31, 2001 the Company consolidated its sales and marketing functions and blended its "Demand" and "Supply-Side" operations in order to focus on one industry segment, providing e-Business solutions. Beginning in fiscal 2002, the "Demand-Side" product offerings have been re-named Strategic MRO, and the "Supply-Side" product offerings have been split into two distinct products groups: Online Commerce Services ("OCS") and Enterprise Catalog Management. Strategic MRO, OCS and Enterprise Catalog Management represent the three product groups of the Company. The Company reports revenues per these three product groups but does not allocate operating expenses to these three product groups. The Company's management assesses its operating results on an aggregate basis to make decisions about resources to be allocated to the various product groups. All segment-reported financial information contained in this report has been restated to reflect the Company's repositioning to one industry segment, effective in the first quarter of fiscal 2002.

RESULTS OF OPERATIONS

REVENUES

                                     Three                             Three
                                     Months                            Months
                                     Ended               CHANGE        Ended
(in thousands)                       12/31/01               %          12/31/00
--------------------------------------------------------------------------------
Software licenses                    $13,825               10%         $12,597
Percentage of total revenues              30%                               30%

Support and services                 $32,651               13%         $28,871
Percentage of total revenues              70%                               70%

Total revenues                       $46,476               12%         $41,468

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services, including support contracts, training and consulting services, Online Commerce Services subscription fees, electronic commerce transaction fees, and catalog services. The Company has organized its product offerings into three product groups: (1) Strategic MRO products and services, (2) Online Commerce Services and (3) Catalog Management products and services. Strategic MRO products consist of the MAXIMO software products and services. Online Commerce Services are the application service provider fees that enable manufacturers and suppliers to engage in online commerce according to their needs. Enterprise Catalog Management products consist of the Collego Catalog Manager software products and services, as well as content normalization/cataloging services and applications.

Software license revenues increased 10% or $1.2 million in the three months ended December 31, 2001 over the comparable quarter of the prior year. Strategic MRO software license revenues for the three months ended December 31, 2001 increased 8% to $13.6 million from $12.5 million over the comparable period. The Company attributes this increase to an increase in the number of software licenses sold to a diverse group of customers. In September 2001, the Company released MAXIMO Version 5.0. a pure Internet architectured product. With the general availability of MAXIMO Version 5.0, the Company expects that demand from its installed base and new customers will continue to increase. However, the Company can make no assurances that this new version will be as successful or better received than its prior versions of MAXIMO.

Support and services revenue increased 13% or $3.8 million over the comparable quarter. Support revenues were $12.8 million and $11.0 million for the three months ended December 31, 2001 and 2000, respectively. Support revenues have increased as a result of an increase in the number of customers supported by the Company, as well as a strong renewal rate for the current quarter. Strategic MRO support revenues represented 99% and 98% of total support revenues for the three months ended December 31, 2001 and 2000, respectively. Service revenues were $19.9 million and $17.8 million for the three months ended December 31, 2001 and 2000, respectively. The increase is attributable to an increase in demand for Strategic MRO services, partially offset by a decrease in catalog services (content normalization). The decrease in catalog services compared to the three months ended December 31, 2000, was due to the expiration of a large content normalization contract for which the Company recognized revenues during the comparable period, and which was completed during the second quarter of fiscal 2001. Strategic MRO service revenues represented 82% and 77% of total services revenues for the three months ended December 31, 2001 and 2000, respectively.

Strategic MRO revenues represented 92% and 89% of total revenues for the three months ended December 31, 2001 and 2000, respectively. The increase in the three months ended December 31, 2001 over the comparable period is attributable to an increase in the number of software licenses sold as well as increases in the demand for services. Online Commerce Services represented 2% and 1% of total revenues for the three months ended December 31, 2001 and 2000, respectively. The adoption rate of these services by the industrial supplier community has been slower than anticipated and may continue to be slow over the balance of the fiscal year. Catalog Management revenues represented 6% and 10% of total revenues for the three months ended December 31, 2001 and 2000, respectively. The decline is attributable to a decrease in the demand for content normalization services. The Company has not yet realized any revenues from its Collego Enterprise Catalog Manager product, but expects to recognize revenue in the second half of this fiscal year. While OCS and the Catalog Manager products do not currently comprise a significant portion of total revenues, these products are an essential element of the comprehensive industrial supply chain solution for asset intensive companies and the Company will continue to invest resources in these products.

COST OF REVENUES

                                        Three                          Three
                                        Months                         Months
                                        Ended             CHANGE       Ended
(in thousands)                          12/31/01             %         12/31/00
--------------------------------------------------------------------------------
Software licenses                        $ 1,107            138%       $   466
Percentage of software licenses                8%                            4%

Support and services                     $16,946              5%       $16,069
Percentage of support and services            52%                           56%

Total cost of revenues                   $18,053              9%       $16,535
Percentage of total revenues                  39%                           40%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, and certain employee costs related to software duplication, packaging and shipping. The increase in the cost of software license revenues for the three months ended December 31, 2001 compared to the comparable period was due primarily to an increase in the amount of royalties paid to a third-party vendor due to a large software contract concluded during the current quarter.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third-party consultants, and costs to support the MRO Operations Center. The increase in cost of support and services for the three months ended December 31, 2001 compared to the comparable period was attributable to the hiring of additional employees for the Company's support and services organizations, service incentives paid to employees based on the increase in service revenues and the use of third-party consultants. The decrease in cost of support and services as a percentage of support and services revenues for the three months ended December 31, 2001 compared to the comparable period is mainly attributable to a decrease in travel related costs for the services organization due partly to management's focus on streamlining these costs.

OPERATING EXPENSES

                                     Three                             Three
                                     Months                            Months
                                     Ended               CHANGE        Ended
(in thousands)                       12/31/01               %          12/31/00
--------------------------------------------------------------------------------
Sales and marketing                  $16,016              (24%)         $21,086
Percentage of total revenues              34%                                51%

Product development                  $ 6,667               20%          $ 5,560
Percentage of total revenues              14%                                13%

General and administrative           $ 4,728               11%          $ 4,246
Percentage of total revenues              10%                                10%

The decrease in sales and marketing expenses for the three months ended December 31, 2001 compared to the comparable period was primarily attributable to a one-time charge of $3.3 million for a warrant issued to i2 Technologies, Inc. ("i2") and a write off a $1 million receivable from a company that filed for bankruptcy protection in December 2000. Also contributing to the decrease in sales and marketing expenses is a decrease in sales support and marketing personnel, advertising and promotional expenses and lower travel costs. Management is focused on streamlining sales and marketing expenses in line with revenue expectations.

The increase in product development expenses was primarily due to the hiring of additional employees to further develop the Company's Collego Enterprise Catalog Manager product offerings. In September 2001, the Company released MAXIMO 5.0, a pure Internet product developed on open standards component architecture. The Company will continue to make enhancements to MAXIMO 5.0, as well as its other product offerings. The increase in product development expenses is also attributable to translation of the Company's products to foreign languages.

The increase in general and administrative expenses for the three months ended December 31, 2001 compared to the prior period was primarily due to salaries and related benefits, as well as other expenses to support the increase in revenues and global expansion of the Company. Management is focused on streamlining general and administrative expenses in line with revenue expectations.

NON-OPERATING EXPENSES

                                  Three                                Three
                                  Months                               Months
                                  Ended             CHANGE             Ended
(in thousands)                    12/31/01             %               12/31/00
--------------------------------------------------------------------------------
Interest income                   $ 272               (26)%            $ 370
Other (expense) income            $  (3)             (101)%            $ 275

Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. Interest rates have declined over the prior year and thus the Company earned less on its investments.

Other expense was primarily attributable to currency translation losses in the current quarter. To date, the Company has not engaged in currency hedging transactions.

BENEFIT FROM INCOME TAXES

The Company's effective tax rate was a benefit of 27% and 14% for the quarters ended December 31, 2001 and 2000, respectively. The reduction of the tax rate benefit from 35% is due to the non-deductible nature of certain intangible and goodwill costs. The current effective tax rate also reflects the full tax benefit of deferred tax assets arising from future deductible temporary differences, consisting mainly of tax-deductible goodwill.

The Company currently expects taxable income in fiscal 2002 and in future periods and it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable as of December 31, 2001, could be reduced based on changing conditions. Management will periodically assess the realizability of the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had cash and cash equivalents and marketable securities of approximately $54.9 million and working capital of $54.2 million.

Cash provided by operations was $5.3 million for the three months ended December 31, 2001 primarily attributable to the collection of accounts receivables.

Cash provided by investing activities was $125,000 for the three months ended December 31, 2001 due to the sale of marketable securities, offset by acquisitions of capital assets.

Cash provided by financing activities was $2.0 million for the three months ended December 31, 2001 due to proceeds from the exercise of employee stock options.

As of December 31, 2001, the Company's principal commitments consist primarily of office leases for its U.S. and European headquarters. Under the terms of the U.S. lease agreement, upon termination of the lease, the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The lease terminates on November 30, 2003. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 2006.

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology. On December 20, 2001, the Company announced its intention to purchase Datastream Systems, Inc., for a price of $6.00 per share, consisting of $1.00 in cash and $5.00 in the form of the Company's Common Stock, representing a total purchase price of approximately $121.5 million, of which $20.2 million would be payable by the Company in cash. A copy of the Company's offer was filed with the SEC on Form 425. As of the date of this Quarterly Report, Datastream has rejected the Company's offer.

The Company believes that its current cash balances and marketable securities will be sufficient to meet its working capital and capital expenditure requirements through at least December 31, 2002. Should the Company acquire Datastream Inc. under the terms of its offer as described above, the Company believes that its current cash balances and marketable securities combined with cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 2002. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations. The Company has no debt obligations. The Company expects that its cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least December 31, 2002. The factors which might impact the Company's cash flows are the same factors which might impact the Company's business and operations generally, as described below under the heading "Factors affecting Future Performance". Should the Company experience a downturn in cash flows from operations, the Company's capital reserves (cash balance plus marketable securities) will be sufficient to meet its working capital and planned capital expenditure requirements through at least December 31, 2002. All of the Company's long-term commitments (consisting mainly of operating equipment leases and office leases) require payments, which do not substantially increase over time more than commercially reasonable.

FACTORS AFFECTING FUTURE PERFORMANCE

The nature of forward-looking information is that such information involves significant assumptions, risks and uncertainties. Certain public documents of the Company and statements made by authorized officers, directors, employees, agents and representatives of the Company, acting on its behalf, may include forward-looking information which will be influenced by the factors referenced below, and by other assumptions, risks and uncertainties. Forward-looking information is based on assumptions, estimates, forecasts and projections regarding the Company's future results as well as the future effectiveness of the Company's strategic plans and future operational decisions. Forward-looking statements made by or on behalf of the Company are subject to the risk that the forecasts, projections, and expectations of management, or assumptions underlying such forecasts, projections and expectations, may become inaccurate. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by or on behalf of the Company. Certain important factors that could affect the Company's actual results and actions and could cause such results and actions to differ materially from any forward-looking statements made by or on behalf of the Company are set forth on pages 18-24 in the Company's Annual Report to Stockholders for fiscal 2001 under the heading "Factors Affecting Future Performance", and are incorporated herein by reference.

OTHER RISK FACTORS

The factors referenced above and incorporated herein by reference are not a complete description of all risk factors relevant to the Company's future performance, and should be read and understood together with and in the context of similar discussions which may be contained in the documents that the Company files with the SEC in the future.

NO REVISIONS OR UPDATES TO FORWARD-LOOKING STATEMENTS

The Company undertakes no obligation to release publicly any revision or update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

The Company's primary exposures to market risk are the effect of fluctuations in interest rates earned on its cash and cash equivalents and marketable securities and exposures to foreign currency exchange rate fluctuations.

At December 31, 2001, the Company held $54.9 million in cash and cash equivalents and marketable securities consisting of taxable and tax-exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

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

         4.1 Specimen certificate for the Common Stock, $ .01 par value, of the Company

         4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

         4.3 Rights Agreement dated as of January 27, 1998, between the Company and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, an incorporated herein by reference)

         4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4 (b) to the Company's Current report on

         Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

         4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

(b)      Reports on Form 8-K

         There were no current reports filed on Form 8-K for the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MRO SOFTWARE, INC.

Date:    February 14, 2002              By:      /s/ Peter J. Rice
         -----------------                       -----------------
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

4.1      Specimen certificate for the Common Stock, $ .01 par value, of the Company

4.2      Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit
         4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

4.3      Rights Agreement dated as of January 27, 1998, between the Company and BankBoston, N.A. as Rights
         Agent (included as Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998,
         File No.0-23852, and incorporated herein by reference)

4.4      Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Company
         (included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File
         No. 0-23852, and incorporated herein by reference)

4.5      Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K
         dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)