Form 10-Q
period 2002-03-31
MRO SOFTWARE INC
filed 2002-05-15
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

(mark one)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
---   EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    ---------------

                         Commission File Number 0-23852

                               MRO SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                                04-2448516
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

Yes    X      No
    ------       -----

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 23,112,082 shares of common stock, $.01 par value per share, as of May 10, 2002.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX

                                                                            Page

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets (unaudited) as of March 31, 2002      3
            and September 30, 2001.

            Consolidated Statements of Operations (unaudited) for the six     4
            months ended March 31, 2002 and 2001.

            Consolidated Statements of Cash Flows (unaudited) for the six     5
            months ended March 31, 2002 and 2001.

            Notes to Consolidated Financial Statements (unaudited).           6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk       23

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders              24

Item 6.     Exhibits and Reports on Form 8-K                                 25

            SIGNATURE                                                        27

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                MARCH 31,      SEPTEMBER 30,
                                                                  2002               2001
                                                               -----------     -------------
(IN THOUSANDS)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                    $    61,115      $    42,115
  Marketable securities                                                757            5,532
  Accounts receivable, trade, less allowance
   for doubtful accounts of $4,340 at March 31, 2002
   and $3,849 at September 30, 2001, respectively                   32,003           42,746
  Prepaid expenses and other current assets                          8,166            5,099
  Deferred income taxes                                              3,368            3,045
                                                               -----------      -----------
    Total current assets                                           105,409           98,537
                                                               -----------      -----------

Marketable securities                                                  500              707
Property and equipment, net                                         10,577           11,669
Intangible assets, net                                              44,878           52,353
Other assets                                                         2,042            2,082
Deferred income taxes                                                7,821            6,105
                                                               -----------      -----------
    Total assets                                               $   171,227      $   171,453
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                         $    17,249      $    16,445
 Accrued compensation                                                6,843           10,789
 Income taxes payable                                                   --              823
 Deferred revenue                                                   24,314           19,893
                                                               -----------      -----------
   Total current liabilities                                        48,406           47,950
                                                               -----------      -----------

 Other long term liabilities                                            87              150

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 23,104 and 22,250 issued at March 31, 2002
 and September 30, 2001, respectively                                  231              223
Additional paid-in capital                                          94,180           88,059
Deferred compensation                                                 (231)            (285)
Retained earnings                                                   30,089           36,844
Accumulated other comprehensive loss                                (1,535)          (1,488)
                                                               -----------      -----------
    Total stockholders' equity                                     122,734          123,353
                                                               -----------      -----------

    Total liabilities and stockholders' equity                 $   171,227      $   171,453
                                                               ===========      ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  MARCH 31,                   MARCH 31,
                                                           ----------------------      ----------------------
                                                             2002          2001          2002          2001
                                                           --------      --------      --------      --------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

    Revenues:
        Software                                           $  7,777      $ 15,510      $ 21,602      $ 28,107
        Support and services                                 30,111        30,232        62,762        59,103
                                                           --------      --------      --------      --------
            Total revenues                                   37,888        45,742        84,364        87,210
                                                           --------      --------      --------      --------

    Cost of revenues:
        Software                                              1,403         1,221         3,360         2,222
        Support and services                                 15,685        17,389        32,631        33,458
                                                           --------      --------      --------      --------
            Total cost of revenues                           17,088        18,610        35,991        35,680
                                                           --------      --------      --------      --------

    Gross profit                                             20,800        27,132        48,373        51,530

    Operating expenses:
        Sales and marketing                                  13,695        16,715        29,711        36,750
        Product development                                   6,494         6,703        13,161        12,263
        General and administrative                            4,619         5,484         9,347        10,781
        Amortization of goodwill and other intangibles        3,052         3,053         6,105         6,154
                                                           --------      --------      --------      --------
            Total operating expenses                         27,860        31,955        58,324        65,948
                                                           --------      --------      --------      --------

    Loss from operations                                     (7,060)       (4,823)       (9,951)      (14,418)

        Interest income                                         261           409           533           778
        Other expense, net                                      (71)         (383)          (74)         (107)
                                                           --------      --------      --------      --------

    Loss before income taxes                                 (6,870)       (4,797)       (9,492)      (13,747)

    Benefit from income taxes                                (2,040)       (1,228)       (2,737)       (2,483)
                                                           --------      --------      --------      --------

    Net loss                                               $ (4,830)     $ (3,569)     $ (6,755)     $(11,264)
                                                           ========      ========      ========      ========

    Net loss per share, basic and diluted                  $  (0.21)     $  (0.16)     $  (0.30)     $  (0.51)
                                                           --------      --------      --------      --------

    Shares used to calculate net loss per share
        Basic and diluted                                    22,775        22,109        22,543        22,096



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
                                                              (IN THOUSANDS)
Cash flows from operating activities:
  Net loss                                                $ (6,755)    $(11,264)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                            9,357       10,041
    Loss on sale and disposal of property
      and equipment                                             --           69
    Amortization of premium on marketable securities            40            7
    Stock-based compensation                                    54           39
    i2 warrant expense                                          --        3,287
    Deferred income taxes                                   (2,045)      (3,666)
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
      Accounts receivable                                   10,568          798
      Prepaid expenses and other assets                     (2,974)         789
      Accounts payable and accrued expenses                    729         (327)
      Accrued compensation                                  (3,942)        (482)
      Income taxes payable                                    (806)       2,533
      Deferred revenue                                       4,474        3,039
                                                          --------     --------
Net cash provided by operating activities                    8,700        4,863
                                                          --------     --------

Cash flows from investing activities:
  Acquisitions of property and equipment and other
    capital expenditures                                      (745)      (2,710)
  Purchase of marketable securities                             --       (2,987)
  Sale of marketable securities                              4,932        3,200
                                                          --------     --------
Net cash provided by/(used in) investing activities          4,187       (2,497)
                                                          --------     --------

Cash flows from financing activities:
  Payment of line of credit                                     --       (2,278)
  Proceeds from exercise of stock options                    6,129          312
                                                          --------     --------
Net cash provided by/(used in) financing activities          6,129       (1,966)
                                                          --------     --------

Effect of exchange rate changes on cash                        (16)        (162)
                                                          --------     --------


Net increase in cash and cash equivalents                   19,000          238

Cash and cash equivalents, beginning of period              42,115       31,584
                                                          --------     --------

Cash and cash equivalents, end of period                  $ 61,115     $ 31,822
                                                          ========     ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


A.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of March 31, 2002 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2002, or for any other future period.

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

Certain prior year financial statement items have been reclassified to conform to the current year's format.

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

Basic and diluted net loss per share are calculated as follows:

                                                 THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)          03/31/02      03/31/01
-------------------------------------          --------      --------
Net loss                                       $ (4,830)     $ (3,569)

Denominator:
Weighted average common shares
outstanding-basic                                22,775        22,109

Effect of dilutive securities (1)                    --            --
                                               --------      --------

Weighted average common shares
outstanding-diluted                              22,775        22,109
                                               ========      ========

Net loss per share-basic & diluted             $  (0.21)     $  (0.16)


                                                  SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)          03/31/02      03/31/01
-------------------------------------          --------      --------
Net loss                                       $ (6,755)     $(11,264)

Denominator:
Weighted average common shares
outstanding-basic                                22,543        22,096

Effect of dilutive securities (1)                    --            --
                                               --------      --------

Weighted average common shares
outstanding-diluted                              22,543        22,096
                                               ========      ========

Net loss per share-basic & diluted             $  (0.30)     $  (0.51)


(1) Options to purchase shares of the Company's common stock of 1,381 and 1,681 for the three months ended March 31, 2002 and 2001, respectively and 1,458 and 1,932 for the six months ended March 31, 2002 and 2001, respectively, were outstanding but were not included in the computations of diluted net loss per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 1,329 and 394 for the three months ended March 31, 2002 and 2001, respectively and 1,177 and 281 for the six months ended March 31, 2002 and 2001, respectively, were excluded from the computation of diluted net loss per share, as the effect was anti-dilutive due to the Company's net loss.

C.    REVENUE RECOGNITION

The Company licenses its software products under noncancellable license agreements. Software license fee revenues are generally recognized upon contract execution and shipment, provided collection of the resulting receivable is deemed probable, the fees are fixed or determinable, and no significant modification or customization of the software is required. Services revenues are comprised of consulting and training fees related to installation of the Company's software solutions, maintenance/support ("PCS") contracts for software solutions, content management and cataloging services, annual commerce and transaction fees, and subscription based fees related to the Company's Online Commerce Services ("OCS") business. Consulting, training, content management and cataloging services are recognized as the services are performed. PCS revenues are recognized ratably over the term of the agreement, generally one year. Customers typically subscribe to OCS on an annual basis and revenue is recorded as services revenue and recognized on a straight-line basis over the applicable subscription period.

The Company's multi-element arrangements could include the following three elements: (a) software licenses, (b) PCS, and (c) consulting, training and other services ("services"). Revenue is allocated to the elements of the arrangement based upon the vendor specific objective evidence ("VSOE") of fair value of each element. VSOE is established for the Company's undelivered elements (PCS and/or services), but not for the delivered elements (software licenses). The Company uses the residual method to recognize its software license revenue since it is unable to determine the VSOE of the fair value of software licenses. Under the residual method, the fair value of undelivered elements (PCS and/or services) is deferred and recognized when the services are delivered and the difference between the total arrangement and the amount attributable to the undelivered elements is assigned to the delivered elements (software licenses). VSOE is established for PCS and is based on the price of the PCS when it is sold separately to the customer. The PCS renewal rate is a consistent percentage of the stipulated software license fee, offered to all customers. VSOE for consulting services is based on fixed hourly rates set according to the skill level of the consultant required. VSOE for training services is based on an established per-student fee structure.

Our customers do not have any right of return except as stipulated under a standard 90-day warranty that runs concurrent with PCS. The Company does not maintain any reserves with respect to this warranty based on a history of high performance of our software. On the rare occasion that a customer insists on conditions of acceptance, the Company defers revenue until the condition has been satisfied and the customer's acceptance is obtained.

Revenue from products sold through indirect channels ("resellers") is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectability is probable and the fee is fixed or determinable. Revenue is recorded net of any commissions or discounts. Our resellers do not have any right of return beyond the standard 90-day performance warranty that runs concurrent with PCS.

D.    SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

In fiscal year 2001, the Company operated in two reportable industry segments:
(1) the development, marketing and support of "Demand-Side" software products and services, consisting of MAXIMO(R) Enterprise(TM) and MAXIMO Extended Enterprise(TM) and (2) the development, marketing and support of "Supply-Side" software products and services, consisting of Enterprise Catalog Content Management and OCS. During fiscal year 2001, the Company's management assessed the operating results of these segments separately and allocated resources accordingly.

Beginning in fiscal year 2002, the "Demand-Side" product offerings have been re-named Strategic MRO, and the "Supply-Side" product offerings have been split into two distinct products groups: Enterprise Catalog Management and OCS. The Company reports revenues per these three product groups but does not allocate operating expenses to these three product groups. The Company's management assesses its operating results on an aggregate basis to make decisions about resources to be allocated to the various product groups. All segment-reported financial information contained in this report has been restated to reflect the Company's repositioning to one industry segment, effective in the first quarter of fiscal year 2002.

The Company manages its business across the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific.

A summary of the Company's revenues by geographical area was as follows:

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
(IN THOUSANDS)                                           2002            2001
                                                       --------        --------
Revenues:

    United States                                      $ 23,775        $ 27,827
    Other Americas                                        1,375           2,318
    Intercompany revenues                                 1,444           2,334
                                                       --------        --------
    Subtotal                                           $ 26,594        $ 32,479

    Europe/Middle East and Africa                        10,265          13,059
    Asia/Pacific                                          2,473           2,538
    Consolidating eliminations                           (1,444)         (2,334)
                                                       --------        --------
    Total revenues                                     $ 37,888        $ 45,742
                                                       ========        ========

                                                           SIX MONTHS ENDED
                                                               MARCH 31,
(IN THOUSANDS)                                           2002            2001
                                                       --------        --------

Revenues:

    United States                                      $ 52,703        $ 53,721
    Other Americas                                        3,506           4,859
    Intercompany revenues                                 4,817           3,296
                                                       --------        --------
    Subtotal                                           $ 61,026        $ 61,876



    Europe/Middle East and Africa                        22,977          23,173
    Asia/Pacific                                          5,178           5,457
    Consolidating eliminations                           (4,817)         (3,296)
                                                       --------        --------
    Total revenues                                     $ 84,364        $ 87,210
                                                       ========        ========


The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

E.    COMMON STOCK:

In December 2000, the Company issued a stock purchase warrant to i2 Technologies, Inc. ("i2") under which i2 had the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $10.25 per share. The Company valued the warrant at $3.3 million using the Black-Scholes valuation model, with the following assumptions: (1) risk-free interest rate of 4.8%; (2) life of 2.5 years; and (3) volatility of 105%. The warrant was immediately exercisable and was recorded as a one-time non-cash sales and marketing expense in the three months ended December 31, 2000. On March 14, 2002, i2 exercised the entire warrant on a "net exercise" or "cashless" basis pursuant to which the exercise price was paid by reducing the number of shares issued, and as a result 268,823 shares were issued to i2 upon exercise of the warrant and there were no cash proceeds received by the Company.

F.    COMPREHENSIVE NET LOSS:

The following table reflects the components of comprehensive net loss:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,

(IN THOUSANDS)                                           03/31/02      03/31/01
--------------                                           --------      --------
Net loss                                                 $ (4,830)     $ (3,569)
Other comprehensive net loss,
 Net of tax:
   Unrealized gain on securities arising during
     period                                                     1             4

   Foreign currency translation adjustment                   (121)         (371)
                                                         --------      --------
Comprehensive net loss                                   $ (4,950)     $ (3,936)
                                                         ========      ========

                                                           SIX MONTHS ENDED
                                                                MARCH 31,

(IN THOUSANDS)                                           03/31/02      03/31/01
--------------                                           --------      --------
Net loss                                                 $ (6,755)     $(11,264)
Other comprehensive net loss,
 Net of tax:
   Unrealized (loss)/gain on securities arising
     during period                                             (8)            8
   Foreign currency translation adjustment                    (39)          158
                                                         --------      --------
Comprehensive net loss                                   $ (6,802)     $(11,098)
                                                         ========      ========


G.    ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The Company will adopt SFAS 142 effective October 1, 2002. Upon adoption of SFAS 142, goodwill will no longer be amortized and assembled workforce will be combined with goodwill. At March 31, 2002, goodwill approximated $61.4 million including an intangible asset of assembled workforce of $5.8 million and accumulated goodwill amortization approximated $25.8 million. In addition, the Company will be required to measure goodwill for impairment as part of the transition provision of SFAS 142. The Company is required to complete transition impairment tests no later than March 31, 2003. Any impairment resulting from these transition tests will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests.

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

H.    ACQUISITIONS

On August 22, 2001, the Company completed the acquisition of Collego Corporation ("Collego"), a provider of catalog content management enterprise applications for industrial suppliers. The Company acquired the assets of Collego to provide specific functionality to significantly enhance an existing product line and to shorten time-to-market of this functionality. The Company had previously explored developing this functionality internally and had attempted to contract with a third party developer. However, the Company determined that the acquisition of Collego provided the most effective means of developing this technology requirement, and also achieved the Company's time-to-market goal. In addition, the Company also acquired a product that could be sold separately, namely Collego Catalog Manager.

The acquisition was recorded under the purchase method of accounting and was subject to the new SFAS accounting pronouncements, SFAS No. 141 and SFAS No.
142. The total purchase price of the acquisition was $3.9 million plus acquisition expenses of $8 thousand. An additional $750 thousand is payable contingent on certain future events and has not been included in the purchase price accounting. The contingent amount is being held in escrow and will be paid upon expiration of twelve months from the closing; provided that these certain events occur. If the contingent payment is made, the Company will account for the payment of $750 thousand as additional purchase price and will allocate it to goodwill. The Company completed a purchase price allocation and allocated $3.8 million of the purchase price to acquired technology and the balance of $167 thousand was allocated to goodwill. In accordance with SFAS No. 142, other intangible assets are being amortized over five years and goodwill is not being amortized.

I.    INTANGIBLE ASSETS

The following components comprise the Company's intangible assets as of March 31, 2002 and September 30, 2001:

(IN THOUSANDS)                               MARCH 31, 2002   SEPTEMBER 30, 2001
                                             --------------   ------------------
Goodwill                                        $   55,648        $   55,622
Workforce in place                                   5,768             5,768
                                                ----------        ----------
Sub-total indefinite lived assets                   61,416            61,390
                                                ----------        ----------



Acquired technology                                 12,644            12,644
Customer list                                          411               411
Backlog                                                298               298
Leasehold advantage                                    224               224
Subscriber list                                      1,199             1,199
Other                                                  136               133
                                                ----------        ----------
Sub-total other intangibles                         14,962            14,909
                                                ----------        ----------

Total intangible assets                             76,328            76,299
Accumulated amortization                           (31,450)          (23,946)
                                                ----------        ----------
Total intangible assets, net                    $   44,878        $   52,353
                                                ==========        ==========


J.    LITIGATION

The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse affect on the financial position, results of the operations and cash flows of the Company. However, depending on the amount and the timing, and unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial conditions and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's applications of accounting policies.

Critical accounting policies include revenue recognition, estimating the allowance for doubtful accounts, deferred tax assets, and the valuation of long-lived assets.

The Company derives revenues from software and services. Software license fee revenues are generally recognized upon contract execution and shipment, provided collection of the resulting receivable is deemed probable, the fees are fixed or determinable, and no significant modification or customization of the software is required. Consulting, training, content management and cataloging services are recognized as the services are performed. Maintenance/support ("PCS") revenues are recognized ratably over the term of the agreement, generally one year. Online Commerce Services ("OCS") services are recognized on a straight-line basis over the applicable subscription period, generally one year.

The Company's multi-element arrangements could include the following three elements: (a) software licenses, (b) PCS and (c) consulting, training and other services. Revenue is allocated to the elements of the arrangement based upon the vendor specific objective evidence ("VSOE") of fair value of each element. VSOE is established for the Company's undelivered elements (PCS and/or services), but not for the delivered elements (software licenses). The Company uses the residual method to recognize its software license revenue since it is unable to determine the VSOE of the fair value of software licenses. Under the residual method, the fair value of the undeliverable elements (PCS and/or services) is deferred and recognized when the services are delivered and the difference between the total arrangement and the amount attributable to the undelivered elements assigned to the delivered elements (software licenses). VSOE for PCS is based on the price of the PCS when it is sold separately to the customer. VSOE for consulting services is based on fixed hourly rates set according to the skill level of the consultant required. VSOE for training services is based on an established per-student fee structure.

Revenue from products sold through indirect channels ("resellers") is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed or determinable.

We recognize revenue consistent with various accounting principles, including the Securities and Exchange Commission's Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements", Statement of Position No. 97-2, "Software Revenue Recognition", Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists", among others. Revenue recognition involves judgments regarding the separability of multiple element arrangements, vendor specific evidence of fair value and likelihood of non-payment. Changes in judgments of the factors could impact the timing and amount of revenue that we could recognize.

The Company maintains allowances for doubtful accounts, which reflect the Company's estimate of the amounts owed by customers that customers will be unable to pay. Management performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary. The Company believes that the current estimate of allowances for doubtful accounts recorded as of March 31, 2002, adequately covers any potential credit risks. However, if the financial condition of our customers deteriorates and they are not able to make payments in excess of our estimates, then we may need to increase our allowance reserves, which will result in a charge to income in the period that the adjustment is made.

The Company computes deferred income taxes based on the differences between the financial statement values and the tax basis of assets and liabilities using the tax rates in effect for the years in which the differences are expected to reverse. The Company has not recorded a valuation allowance related to goodwill amortization because we expect to realize taxable income in future periods, and it is more likely than not that all of the net deferred tax assets will be realized. Management will continually assess the realizability of its net deferred tax assets. In the event that it is determined that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be required and will result in a charge to income in the period such a determination is made.

Long-lived assets are amortized over their estimated useful lives. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed of," the Company periodically reviews the long-lived assets, including intangible assets resulting from acquisitions, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company estimates whether future cash flows expected to result from the use of assets exceed the carrying amount of the assets. In the event that the Company judges that an impairment exists, all or a portion of the asset will be written-off based on the amount by which the carrying amount exceeds the fair value of the asset. In order to determine the fair value, the Company obtains quoted market prices or utilizes valuation techniques, such as discounted cash flows. The Company also periodically assesses the useful life of its fixed assets and may in the future need to adjust the life of an asset and write-it off.

OVERVIEW

MRO Software, Inc. provides e-Business solutions for asset intensive companies. Through our unique combination of domain expertise in maintenance, repair and operations and enterprise asset maintenance ("EAM") software products, and through our hosted solutions that enable manufacturers and distributors to participate in e-commerce, the Company provides a comprehensive industrial supply chain solution. The Company's Strategic MRO, OCS and Enterprise Catalog Management solutions allow customers to streamline their internal processes and compete more efficiently in an increasingly collaborative and electronic market. Our Strategic MRO solutions (MAXIMO(R)) help companies in asset intensive industries increase their return on assets while decreasing their operational costs, including the costs of transacting with their suppliers. Our OCS solutions provide the tools and technology to enable distributors and manufacturers of industrial parts - through one catalog and one connection - to gain exposure to all types of buyers via multiple marketplaces and exchanges. The Enterprise Catalog Management products are the Internet-based content management tools and cataloging services, which supplement the OCS offerings with powerful online industrial catalog applications and broaden MAXIMO's product functionality.

In fiscal year 2001, the Company operated in two reportable industry segments:
(1) the development, marketing and support of "Demand-Side" software products and services, consisting of MAXIMO Enterprise(TM) and MAXIMO Extended Enterprise(TM) and (2) the development, marketing and support of "Supply-Side" software products and services, consisting of Enterprise Catalog Content Management and OCS. During fiscal year 2001, the Company's management assessed the operating results of these segments separately and allocated resources accordingly.

Beginning in fiscal year 2002, the "Demand-Side" product offerings have been re-named Strategic MRO, and the "Supply-Side" product offerings have been split into two distinct products groups: Enterprise Catalog Management and OCS. The Company reports revenues per these three product groups but does not allocate operating expenses to these three product groups. The Company's management assesses its operating results on an aggregate basis to make decisions about resources to be allocated to the various product groups. All segment-reported financial information contained in this report has been restated to reflect the Company's repositioning to one industry segment, effective in the first quarter of fiscal year 2002.

RESULTS OF OPERATIONS

REVENUES

                                 Three                  Three       Six                    Six
                                 Months                 Months      Months                 Months
                                 Ended       Change     Ended       Ended       Change     Ended
(in thousands)                   03/31/02      %        03/31/01    03/31/02      %        03/31/01
---------------------------------------------------------------------------------------------------
Software licenses                $ 7,777       (50)%    $15,510     $21,602       (23)%    $28,107
Percentage of total revenues          21%                    34%         26%                    32%

Support and services             $30,111     (0.04)%    $30,232     $62,762         6%     $59,103
Percentage of total revenues          79%                    66%         74%                    68%

Total revenues                   $37,888       (17)%    $45,742     $84,364        (3)%    $87,210


The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services. The Company has organized its product offerings into three product groups: (1) Strategic MRO products and services, (2) Enterprise Catalog Management products and services and (3) Online Commerce Services. Strategic MRO products consist of the MAXIMO software products and services. Enterprise Catalog Management products consist of content normalization/cataloging software products and services and the Collego Catalog Manager software products and services. Online Commerce Services are the application service provider fees that enable manufacturers and suppliers to engage in online commerce according to their needs.

Software license revenues decreased 50% and 23% for the three and six months ended March 31, 2002 and 2001, respectively. The decline is attributable to a decrease in Strategic MRO software revenues. Strategic MRO software license revenues decreased 51% to $7.6 million from $15.4 million for the three months ended March 31, 2002 and 2001, respectively, and decreased 24% to $21.1 million from $27.9 million for the six months ended March 31, 2002 and 2001, respectively. The Company attributes these decreases to a difficult sales environment, longer than anticipated sales cycles and a general slowdown in IT spending. In the three months ended March 31, 2002, there were no individual software licenses sold greater than $1.0 million, as compared to the three months ended March 31, 2001, in which there were four large software licenses sold greater than $1.0 million. Enterprise Catalog Management software licenses increased 97% to $211 thousand from $107 thousand for the three months ended March 31, 2002 and 2001, respectively, and 181% to $469 thousand from $167 thousand for the six months ended March 31, 2002 and 2001, respectively. The Company has not yet realized any software license revenue from its Collego Catalog Management product, which was acquired in August 2001, but expects to in the second half of this fiscal year.

Support revenues were $13.1 million and $11.6 million for the three months ended March 31, 2002 and 2001, respectively, and $25.9 million and $22.7 million for the six months ended March 31, 2002 and 2001, respectively. Support revenues have increased as a result of an increase in the number of Strategic MRO customers supported by the Company and a strong renewal rate. Approximately 92% of our customers renew their yearly maintenance contracts. Strategic MRO support revenues were $13.0 million and $11.3 million for the three months ended March 31, 2002 and 2001, respectively, and $25.8 million and $22.1 million for the six months ended March 31, 2002 and 2001, respectively. Enterprise Catalog Management support revenues were $59 thousand and $132 thousand for the three months ended March 31, 2002 and 2001, respectively, and $82 thousand and $148 thousand for the six months ended March 31, 2002 and 2001, respectively.

Service revenues were $17.0 million and $18.6 million for the three months ended March 31, 2002 and 2001, respectively, and $36.9 million and $36.4 million for the six months ended March 31, 2002 and 2001, respectively. The decrease in service revenues for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is attributable to a decrease in the demand for content normalization services, reflecting a declining and stagnant e-commerce market. Strategic MRO service revenues increased 4% to $15.1 million from $14.5 million for the three months ended March 31, 2002 and 2001, respectively, and 12% to $31.5 million from $28.2 million for the six months ended March 31, 2002 and 2001, respectively. Enterprise Catalog Management service revenues decreased 74% to $953 thousand from $3.7 million for the three months ended March 31, 2002 and 2001, respectively, and decreased 53% to $3.6 million from $7.6 million for the six months ended March 31, 2002 and 2001, respectively.

OCS support and service revenues increased 56 % to $941 thousand from $603 thousand for the three months ended March 31, 2002 and 2001, respectively, and 64% to $1.8 million from $1.1 million for the six months ended March 31, 2002 and 2001, respectively. The adoption rate of these services by the industrial supplier community has been slower than anticipated. The Company continues to invest in development activities while simultaneously controlling operating expenses and other administrative expenses.

COST OF REVENUES

                                      Three                  Three       Six                    Six
                                      Months                 Months      Months                 Months
                                      Ended       Change     Ended       Ended       Change     Ended
(in thousands)                        03/31/02      %        03/31/01    03/31/02      %        03/31/01
--------------------------------------------------------------------------------------------------------
Software licenses                     $ 1,403        15%     $ 1,221     $ 3,360        51%     $ 2,222
Percentage of software licenses            18%                     8%         16%                     8%

Support and services                  $15,685       (10)%    $17,389     $32,631        (2)%    $33,458
Percentage of support and services         52%                    58%         52%                    57%

Total cost of revenues                $17,088        (8)%    $18,610     $35,991      0.09%     $35,680
Percentage of total revenues               45%                    41%         43%                    41%


Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. The increase in the cost of software license revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was due to an increase of $200 thousand for software purchased for resale. The increase in the six months ended March 31, 2002 compared to the six months ended March 31, 2001 is attributable to an increase of $800 thousand for software purchased for resale and $300 thousand for amortization of acquired technology.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third-party consultants, and costs to support the MRO Operations Center. Cost of support revenues was $2.1 million and $2.4 million for the three months ended March 31, 2002 and 2001, respectively, and $4.0 million and $4.6 million for the six months ended March 31, 2002 and 2001, respectively. Cost of support revenues as a percentage of total support revenues was 16% and 21% for the three months ended March 31, 2002 and 2001, respectively, and 16% and 20% for the six months ended March 31, 2002 and 2001, respectively. The decreases in cost of support revenues for the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001 were attributable to a reduction in the personnel costs needed to support the OCS operations center in line with the slower than anticipated adoption of these services. Cost of service revenues was $13.6 million and $14.9 million for the three months ended March 31, 2002 and 2001, respectively, and $28.6 million and $28.8 million for the six months ended March 31, 2002 and 2001, respectively. Cost of service revenues as a percentage of total service revenues was 80% and 81% for the three months ended March 31, 2002 and 2001, respectively, and 78% and 79% for the six months ended March 31, 2002 and 2001, respectively. The decrease in cost of service revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily attributable to a decrease of $800 thousand for the cost of third-party consultants implementing Strategic MRO products and a $400 thousand reduction of reimbursable travel expenses. The decrease in cost of service revenues for the six months ended March 31, 2002 compared to the six months ended March 31, 2001 was primarily attributable to a decrease of $700 thousand in reimbursable travel expenses offset by an increase of $500 thousand in service incentives.

OPERATING EXPENSES

                                Three                 Three       Six                   Six
                                Months                Months      Months                Months
                                Ended       Change    Ended       Ended       Change    Ended
(in thousands)                  03/31/02      %       03/31/01    03/31/02      %       03/31/01
------------------------------------------------------------------------------------------------
Sales and marketing             $13,695      (18)%    $16,715     $29,711      (19)%    $36,750
Percentage of total revenues         36%                   37%         35%                   42%


Product development             $ 6,494       (3)%    $ 6,703     $13,161        7%     $12,263
Percentage of total revenues         17%                   15%         16%                   14%

General and administrative      $ 4,619      (16)%    $ 5,484     $ 9,347      (13)%    $10,781
Percentage of total revenues         12%                   12%         11%                   12%

The decrease in sales and marketing expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily attributable to a $1.8 million decrease in sales commissions, as a result of the decrease in MRO Strategic software licenses revenues. The Company also reduced travel costs by $700 thousand and personnel costs by $500 thousand. The decrease in sales and marketing expenses for the six months ended March 31, 2002 compared to the six months ended March 31, 2001 was primarily attributable to a one-time charge of $3.3 million for a warrant issued to i2 Technologies, Inc., in the quarter ended March 31, 2001. The decrease is also attributable to a $1.5 million decrease in sales commissions due to a decrease in MRO Strategic software licenses and a $2.1 million reduction in travel costs.

The decrease in product development expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily due to a decrease in the use of outside consultants. The increase in product development expenses for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001 was attributable to personnel expenses incurred to further develop the Company's Collego Enterprise Catalog Manager product offerings and to further develop MAXIMO 5.0. In the three months ended March 31, 2002, the Company released MAXIMO 5.1, its upgrade to MAXIMO 5.0. The Company will continue to make enhancements to MAXIMO 5.1, as well as its other product offerings.

The decrease in general and administrative expenses for the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001 was primarily due to a $1 million decrease in bad debt expense and reduction in personnel expenses. In the six months ended March 31, 2001, the Company wrote off of a receivable from a company that filed bankruptcy.

NON-OPERATING EXPENSES

                      Three                Three       Six                   Six
                      Months               Months      Months                Months
                      Ended      Change    Ended       Ended       Change    Ended
(in thousands)        03/31/02     %       03/31/01    03/31/02      %       03/31/01
-------------------------------------------------------------------------------------
Interest income       $   261     (36)%    $   409     $   533      (31)%    $   778
Other expense, net    $   (71)    (81)%    $  (383)    $   (74)     (31)%    $  (107)


Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. Interest rates have declined over the prior year and thus the Company earned less on its investments. The Company also holds less marketable securities than in the previous year. Due to an unfavorable bond market, the Company has invested more of its cash in short-term securities such as money market funds. Other expense was primarily attributable to currency translation losses in the current quarter.

BENEFIT FROM INCOME TAXES

The Company's effective tax rate was a benefit of 30% and 26% for the quarters ended March 31, 2002 and 2001, respectively. The difference between the effective tax rates and the federal statutory tax rate of 35% is due to the non-deductible nature of certain intangible and goodwill costs. The current effective tax rate also reflects the full tax benefit of deferred tax assets arising from future deductible temporary differences, consisting mainly of tax-deductible goodwill. The

Company currently expects taxable income in future periods and it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable as of March 31, 2002 could be reduced based on changing conditions. Management will periodically assess the realizability of the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had cash and cash equivalents and marketable securities of approximately $62.4 million and working capital of $57.0 million.

Cash provided by operations was $8.7 million for the six months ended March 31, 2002 primarily attributable to the collection of accounts receivables.

Cash provided by investing activities was $4.2 million for the six months ended March 31, 2002 due to the maturities of marketable securities.

Cash provided by financing activities was $6.1 million for the six months ended March 31, 2002 due to proceeds from the exercise of employee stock options.

As of March 31, 2002, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. Under the terms of the U.S. lease agreement, upon termination of the lease, the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The lease terminates on November 30, 2003. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 2006.

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology. On December 20, 2001, the Company announced its intention to purchase Datastream Systems, Inc. for a combination of cash and stock. The Company withdrew this offer as disclosed on Form 425 filed with the SEC on February 27, 2002.

The Company expects that its cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least March 31, 2003. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations. The Company has no debt obligations. The factors, which might impact the Company's cash flows, are the same factors as those, which might impact the Company's business and operations generally, as described below under the heading "Factors affecting Future Performance". Should the Company experience a downturn in cash flows from operations, the Company's capital reserves (cash balance plus marketable securities) will be sufficient to meet its working capital and planned capital expenditure requirements through at least March 31, 2003.

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

OTHER RISK FACTORS

The factors referenced above and incorporated herein by reference are not a complete description of all risk factors relevant to the Company's future performance, and should be read and understood together with and in the context of similar discussions which may be contained in the documents that the Company files with the SEC in the future. In addition, the following factors could also affect the Company's actual results and actions and could cause such results and actions to differ materially from any forward-looking statements made by or on behalf of the Company: delays and slowdowns in IT spending and the market for our products, adverse macroeconomic conditions, delays in product development and product roll-out, difficulties in gaining market acceptance for new products, and confusion associated with the introduction of, and delays in customer adoption of, MAXIMO version 5 with an entirely new architecture.

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

At March 31, 2002, the Company held $62.4 million in cash and cash equivalents and marketable securities consisting of taxable and tax-exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company develops its products in the United States and markets them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, the Company has no hedging contracts.

                           PART II. OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In December 2000, the Company issued a stock purchase warrant to i2 Technologies, Inc. ("i2") under which i2 had the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $10.25 per share. On March 14, 2002, i2 exercised the entire warrant on a "net exercise" or "cashless" basis pursuant to which the exercise price was paid by reducing the number of shares issued, and as a result 268,823 shares were issued to i2 upon exercise of the warrant and there were no cash proceeds received by the Company. The Company has no knowledge as to whether i2 is still holding or has sold these shares. The warrant was issued to i2, and the shares were issued upon exercise of the warrant by i2, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The Company relied on a representation from i2 that it is an accredited investor and was purchasing the shares for its own account for investment purposes.


ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

The Company held the Annual Meeting of Stockholders on March 5, 2002. At the Annual Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

1. To elect Norman E. Drapeau, Jr. and Richard P. Fishman as Class III Directors of the Company for a term of three years.

                                       No. of Shares/Votes
                                       -------------------

                                       For       Authority Withheld
                                       ---       ------------------
Norman E. Drapeau, Jr.              17,131,033        283,027
Richard P. Fishman                  17,190,781        223,279

2. To approve an amendment to the Company's Amended and Restated 1999 Equity Incentive Plan to provide that stock awards maybe granted to Non-Employee Directors on a discretionary basis.

                                     No. of Shares/Votes
                                     -------------------
For                                      11,846,712
Against                                   2,676,438
Abstain                                      87,100
(Not-Voted)                              (2,803,810)

3. To approve the adoption of the Company's 2002 Employee Stock Purchase Plan, for which 750,000 shares of Common Stock have been reserved for issuance.

                                     No. of Shares/Votes
                                     -------------------
For                                      13,949,483
Against                                     600,553
Abstain                                      60,214
(Not-Voted)                              (2,803,810)

4. To ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent public accountants for the 2002 fiscal year.

                                     No. of Shares/Votes
                                     -------------------
For                                      17,247,654
Against                                     161,423
Abstain                                       4,983


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

      4.1 Specimen certificate for the Common Stock, $ .01 par value, of the Company (included as Exhibit 4.1 to the Company's Current Report on Form 10-Q for the quarter ended December 31, 2001, File No. 0-23852 and incorporated herein by reference)

      4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

      4.3 Rights Agreement dated as of January 27, 1998, between the Company and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, an incorporated herein by reference)

      4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4 (b) to the Company's Current report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

      4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

      10.   Material Contracts

            10.1  Executive Bonus Plan

(b)   Reports on Form 8-K

      On March 27, 2002, the Company filed a Form 8-K related to its announcement on March 26, 2002 of the Company's preliminary results for the quarter ending March 31, 2002, indicating that such results would fall significantly below previous articulated guidance.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MRO SOFTWARE, INC.


Date: May 15, 2002                        By: /s/ Peter J. Rice
      ------------                            -----------------
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