Form 10-Q
period 2002-06-30
MRO SOFTWARE INC
filed 2002-08-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes   [X]           No     [ ]


Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 24,264,522 shares of common stock, $.01 par value per share, as of August 12, 2002.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                           Page

            Consolidated Balance Sheets (unaudited) as of                    3
            June 30, 2002 and September 30, 2001.

            Consolidated Statements of Operations (unaudited)                4
            for the nine months ended June 30, 2002 and 2001.

            Consolidated Statements of Cash Flows (unaudited)                5
            for the nine months ended June 30, 2002 and 2001.

            Notes to Consolidated Financial Statements (unaudited).          6

Item 2.     Management's Discussion and Analysis of Financial Condition      16
            and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk       34

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                35
Item 2.     Changes in Securities                                            35
Item 3.     Defaults upon Senior Securities                                  35
Item 4.     Submission of Matter to a Vote of Security Holders               35
Item 5.     Other Information                                                35
Item 6.     Exhibits and Reports on Form 8-K                                 35

            SIGNATURE                                                        37

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                ASSETS                       JUNE 30,     SEPTEMBER 30,
                                                ------                       --------     -------------
                                                                               2002           2001
                                                                             ---------       ---------
  (IN THOUSANDS)
Current assets:
  Cash and cash equivalents                                                 $  63,681       $  42,115
  Marketable securities                                                            --           5,532
  Accounts receivable, trade, less allowance
   for doubtful accounts of $3,804 at June 30, 2002
   and $3,849 at September 30, 2001, respectively                              33,278          42,746
  Prepaid expenses and other current assets                                     8,747           5,099
  Deferred income taxes                                                         3,031           3,045
                                                                            ---------       ---------
    Total current assets                                                      108,737          98,537
                                                                            ---------       ---------

Marketable securities                                                             500             707
Property and equipment, net                                                    10,603          11,669
Intangible assets, net                                                         61,561          52,353
Other assets                                                                    1,908           2,082
Deferred income taxes                                                           8,597           6,105
                                                                            ---------       ---------
    Total assets                                                            $ 191,906       $ 171,453
                                                                            =========       =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                      $  16,172       $  16,445
 Accrued compensation                                                           8,951          10,789
 Income taxes payable                                                              --             823
 Deferred revenue                                                              28,749          19,893
                                                                            ---------       ---------
   Total current liabilities                                                   53,872          47,950
                                                                            ---------       ---------

 Other long term liabilities                                                      498             150

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 24,265 and 22,250 issued at June 30, 2002
 and September 30, 2001, respectively                                             243             223
Additional paid-in capital                                                    109,997          88,059
Deferred compensation                                                            (204)           (285)
Retained earnings                                                              28,255          36,844
Accumulated other comprehensive loss                                             (755)         (1,488)
                                                                            ---------       ---------
    Total stockholders' equity                                                137,536         123,353
                                                                            ---------       ---------

    Total liabilities and stockholders' equity                              $ 191,906       $ 171,453
                                                                            =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                          --------                       --------
                                                                   2002            2001            2002            2001
                                                                   ----            ----            ----            ----
(IN THOUSANDS, EXCEPT PER SHARE DATA)
        Revenues:
            Software                                            $  12,398       $  14,124       $  34,000       $  42,231
            Support and services                                   29,045          33,192          91,807          92,295
                                                                ---------       ---------       ---------       ---------
                     Total revenues                                41,443          47,316         125,807         134,526
                                                                ---------       ---------       ---------       ---------

        Cost of revenues:
            Software                                                1,482           1,055           4,842           3,277
            Support and services                                   15,032          16,834          47,663          50,292
                                                                ---------       ---------       ---------       ---------
                     Total cost of revenues                        16,514          17,889          52,505          53,569
                                                                ---------       ---------       ---------       ---------

        Gross profit                                               24,929          29,427          73,302          80,957

        Operating expenses:
            Sales and marketing                                    14,032          17,794          43,743          54,544
            Product development                                     6,514           7,617          19,675          19,880
            General and administrative                              4,429           4,313          13,776          15,094
            Amortization of goodwill and other intangibles          3,064           3,009           9,169           9,163
                                                                ---------       ---------       ---------       ---------
                     Total operating expenses                      28,039          32,733          86,363          98,681
                                                                ---------       ---------       ---------       ---------

        Loss from operations                                       (3,110)         (3,306)        (13,061)        (17,724)

            Interest income                                           217             301             750           1,079
            Other income/(expense), net                               519            (115)            445            (222)
                                                                ---------       ---------       ---------       ---------

        Loss before income taxes                                   (2,374)         (3,120)        (11,866)        (16,867)

        Benefit from income taxes                                    (540)           (936)         (3,277)         (3,419)
                                                                ---------       ---------       ---------       ---------

        Net loss                                                $  (1,834)      $  (2,184)      $  (8,589)      $ (13,448)
                                                                =========       =========       =========       =========

       Net loss per share, basic and diluted                    $   (0.08)      $   (0.10)      $   (0.38)      $   (0.61)
                                                                ---------       ---------       ---------       ---------


        Shares used to calculate net loss per share
             Basic and diluted                                     23,334          22,151          22,807          22,114



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                                --------
                                                                           2002          2001
                                                                           ----          ----
                                                                              (IN THOUSANDS)
 Cash flows from operating activities:
    Net loss                                                            $ (8,589)      $(13,448)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                                        13,677         14,854
     Loss on sale and disposal of property
       and equipment                                                          --             62
     Amortization of premium on marketable securities                         43             --
     Stock-based compensation                                                 81             58
     i2 warrant expense                                                                   3,287
     Deferred income taxes                                                (2,447)        (4,858)
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                12,078          5,315
       Prepaid expenses and other assets                                  (3,358)          (385)
       Accounts payable and accrued expenses                              (2,621)          (348)
       Accrued compensation                                               (4,415)          (192)
       Income taxes payable                                                 (829)         1,909
       Deferred revenue                                                    6,448          4,226
                                                                        --------       --------
 Net cash provided by operating activities                                10,068         10,480
                                                                        --------       --------

 Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired                     (1,286)            --
     Acquisitions of property and equipment and other
       capital expenditures                                                 (570)        (3,466)
      Purchase of marketable securities                                       --         (6,274)
     Sale of marketable securities                                         5,682          3,550
                                                                        --------       --------
Net cash provided by/(used in) investing activities                        3,826         (6,190)
                                                                        --------       --------

 Cash flows from financing activities:
     Payment of line of credit                                                --         (2,278)
     Proceeds from exercise of stock options                               6,842          1,218
                                                                        --------       --------
 Net cash provided by/(used in) financing activities                       6,842         (1,060)
                                                                        --------       --------

 Effect of exchange rate changes on cash                                     830           (437)
                                                                        --------       --------


 Net  increase in cash and cash equivalents                               21,566          2,793

 Cash and cash equivalents, beginning of period                           42,115         31,584
                                                                        --------       --------

 Cash and cash equivalents, end of period                               $ 63,681       $ 34,377
                                                                        ========       ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of June 30, 2002 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2002, or for any other future period.

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

B.       LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding plus dilutive potential common shares. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect. All potential dilutive common shares are excluded from the computation of net loss per share because they are anti-dilutive.

Basic and diluted net loss per share are calculated as follows:

                                                      THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)              06/30/02         06/30/01
-------------------------------------              --------         --------
Net loss                                          $ (1,834)        $ (2,184)

Denominator:
Weighted average common shares
outstanding-basic                                   23,334           22,151

Effect of dilutive securities (1)                       --               --
                                                  --------         --------

Weighted average common shares
outstanding-diluted                                 23,334           22,151
                                                  ========         ========

Net loss per share-basic & diluted               $   (0.08)        $   (0.1)


                                                       NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)              06/30/02         06/30/01
-------------------------------------              --------         --------
Net loss                                          $ (8,589)        $(13,448)

Denominator:
Weighted average common shares
outstanding-basic                                   22,807           22,114

Effect of dilutive securities (1)                       --               --
                                                  --------         --------

Weighted average common shares
outstanding-diluted                                 22,807           22,114
                                                  ========         ========

Net loss per share-basic & diluted                $  (0.38)        $  (0.61)


(1) Options to purchase shares of the Company's common stock of 1,832 and 1,989 for the three months ended June 30, 2002 and 2001, respectively and 1,583 and 1,951 for the nine months ended June 30, 2002 and 2001, respectively, were outstanding but were not included in the computations of diluted net loss per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 448 and 510 for the three months ended June 30, 2002 and 2001, respectively and 934 and 358 for the nine months ended June 30, 2002 and 2001, respectively, were excluded from the computation of diluted net loss per share, as the effect was anti-dilutive due to the Company's net loss.

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

The Company's multi-element arrangements could include the following three elements: (a) software licenses, (b) PCS, and (c) consulting, training or other services ("services"). Revenue is allocated to the elements of the arrangement based upon the vendor specific objective evidence ("VSOE") of fair value of each element. VSOE is established for the Company's undelivered elements (PCS and/or services), but not for the delivered elements (software licenses). The Company uses the residual method to recognize its software license revenue since it is unable to determine the VSOE of the fair value of software licenses. Under the residual method, the fair value of undelivered elements (PCS and/or services) is deferred and recognized when the services are delivered, and the difference between the amount of the total arrangement and the amount attributed to the undelivered elements is assigned to the delivered elements (software licenses). VSOE is established for PCS and is based on the price of the PCS when it is sold separately to the customer. The PCS renewal rate is a consistent percentage of the stipulated software license fee, offered to all customers. VSOE for consulting services is based on fixed hourly rates set according to the skill level of the consultant required. VSOE for training services is based on an established per-student fee structure.

Our customers do not have any right of return except as stipulated under a standard 90-day warranty that runs concurrent with PCS. The Company does not maintain any reserves with respect to this warranty based on a history of no returns of our software. On the rare occasion that a customer insists on conditions of acceptance, the Company defers revenue until the condition has been satisfied and the customer's acceptance is obtained.

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

Beginning in fiscal year 2002, the "Demand-Side" product offerings have been re-named Strategic MRO, and the "Supply-Side" product offerings have been split into two distinct products groups: Enterprise Catalog Management and OCS. Our Strategic MRO offerings include MAXIMO and MC/Empower, the product acquired from MainControl, Inc. in June 2002. (See Footnote H.) The Company reports revenues for these three product groups but does not allocate operating expenses to these three product groups. The Company's management assesses its operating results on an aggregate basis to make decisions about resources to be allocated to the various product groups. All segment-reported financial information contained in this report has been restated to reflect the Company's repositioning to one industry segment, effective in the first quarter of fiscal year 2002.

The Company manages its business across the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific.

A summary of the Company's revenues by geographical area was as follows:

                                              THREE MONTHS ENDED
                                                  JUNE 30,
(IN THOUSANDS)                              2002             2001
                                            ----             ----
Revenues:

     United States                        $ 24,956         $ 31,830
     Other Americas                          1,948            2,700
     Intercompany revenues                   2,651            1,550
                                          --------         --------
     Subtotal                             $ 29,555         $ 36,080

     Europe/Middle East and Africa          11,251           10,331
     Asia/Pacific                            3,288            2,455
     Consolidating eliminations             (2,651)          (1,550)
                                          --------         --------
     Total revenues                       $ 41,443         $ 47,316
                                          ========         ========

                                               NINE MONTHS ENDED
                                                    JUNE 30,
(IN THOUSANDS)                               2002              2001
                                             ----              ----
Revenues:

     United States                        $  77,387         $  85,551
     Other Americas                           5,726             7,559
     Intercompany revenues                    7,468             4,846
                                          ---------         ---------
     Subtotal                             $  90,581         $  97,956

     Europe/Middle East and Africa           34,228            33,504
     Asia/Pacific                             8,466             7,912
     Consolidating eliminations              (7,468)           (4,846)
                                          ---------         ---------
     Total revenues                       $ 125,807         $ 134,526
                                          =========         =========

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

E.       COMMON STOCK:

In December 2000, the Company issued a stock purchase warrant to i2 Technologies, Inc. ("i2") under which i2 had the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $10.25 per share. The Company valued the warrant at $3.3 million using the Black-Scholes valuation model, with the following assumptions: (1) risk-free interest rate of 4.8%; (2) life of 2.5 years; and (3) volatility of 105%. The warrant was immediately exercisable and was recorded as a one-time non-cash sales and marketing expense in the three months ended December 31, 2000. On March 14, 2002, i2 exercised the entire warrant on a "net exercise" or "cashless" basis, pursuant to which the exercise price was paid by reducing the number of shares issued, and as a result 268,823 shares were issued to i2 upon exercise of the warrant and there was no cash received by the Company.

F.       COMPREHENSIVE NET LOSS:

The following table reflects the components of comprehensive net loss:

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
(IN THOUSANDS)                                                       06/30/02         06/30/01
--------------                                                       --------         --------
Net loss                                                              $(1,834)         $(2,184)
Other comprehensive net loss,
 Net of tax:
   Unrealized loss on securities arising during period                     (1)              (2)
   Foreign currency translation adjustment                                781             (595)
                                                                      -------          -------
Comprehensive net loss                                                $(1,054)         $(2,781)
                                                                      =======          =======


                                                                         NINE MONTHS ENDED
                                                                             JUNE 30,
(IN THOUSANDS)                                                       06/30/02         06/30/01
--------------                                                       --------         --------
Net loss                                                             $ (8,589)        $(13,448)
Other comprehensive net loss,
 Net of tax:
   Unrealized (loss)/gain on securities arising during period              (9)               6
   Foreign currency translation adjustment                                742             (437)
                                                                     --------         --------
Comprehensive net loss                                               $ (7,856)        $(13,879)
                                                                     ========         ========


G        ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.
The Company will adopt SFAS 142 effective October 1, 2002. Upon adoption of
SFAS 142, goodwill will no longer be amortized and assembled workforce will be combined with goodwill. At June 30, 2002, goodwill approximated $75.6 million including an intangible asset of assembled workforce of $5.9 million and accumulated goodwill amortization approximated $28.7 million. In addition, the Company will be required to measure goodwill for impairment as part of the transition provision of SFAS 142. The Company is required to complete transition impairment tests no later than March 31, 2003. Any impairment, if any, resulting from these transition tests will be recognized as the cumulative effect of a change in accounting principle.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS
146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to the exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

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

The acquisition was recorded under the purchase method of accounting and was subject to the new SFAS accounting pronouncements, SFAS No. 141 and SFAS No.
142. The total purchase price of the acquisition was $3.9 million plus acquisition expenses of $8 thousand. An additional $750 thousand is payable contingent on certain future events and has not been included in the purchase price accounting. The contingent amount is being held in escrow and will be paid upon expiration of twelve months from the closing, provided that these certain events occur. If the contingent payment is made, the Company will account for the payment of $750 thousand as additional purchase price and will allocate it to goodwill. The Company completed a purchase price allocation and allocated $3.8 million of the purchase price to acquired technology and the balance of $167 thousand was allocated to goodwill. In accordance with SFAS No. 142, other intangible assets are being amortized over five years and goodwill is not being amortized.

On June 14 2002, the Company completed the acquisition of MainControl, Inc. ("MainControl"), a provider of IT-Asset management solutions. The purpose of the acquisition was to acquire products (MC/Empower) that would expand the Company's ability to manage all of an enterprise's strategic assets, streamline integration between asset management and back-office applications, and provide a single asset management suite and not a series of point solutions from multiple vendors. The Company will report the revenues of IT-Asset management with its Strategic MRO revenue segment.

Under the terms of the agreement, the Company acquired all outstanding equity of MainControl for a combination of MRO common stock and cash. The Company paid $2.8 million in cash and issued 1,095,392 shares valued at $13.80. The share price was calculated by averaging the closing price of a share of MRO Software's stock for a few days before and a few days after the effective date of the merger, as reported by the Nasdaq National Market. The total purchase price, including merger expenses of $710 thousand, was $18.6 million. An additional amount of $700 thousand is contingent upon reaching certain revenue thresholds through December 2002. If the contingent payments are made, the Company will account for the payment as additional purchase price and will allocate it to goodwill. The Company completed a preliminary purchase price allocation and allocated $3.8 million to current and other assets, $3.4 million to acquired technology, $1.3 million to customer contracts, $150 thousand to backlog, $15.6 million to goodwill and $5.7 million to liabilities. The purchase price allocation is based on current intentions for future use of the acquired assets, estimate of future projected cash flows, analysis of historical financial results and review of customer contracts. The allocation of the purchase price could change when a final valuation is obtained. Acquired technology and customer contracts will be amortized over five years. Backlog will be amortized over one year. In accordance with SFAS 142, goodwill will not be amortized. The Company recorded two weeks worth of losses related to MainControl, Inc. in the amount of $193 thousand. MainControl revenue for the two-week period was $253 thousand.

The following unaudited proforma consolidated results of operations have been prepared as if the acquisition of MainControl, Inc. had occurred at the earliest period presented below:


                                            Three             Three             Nine               Nine
                                            Months            Months            Months             Months
                                            Ended             Ended             Ended              Ended
(in thousands)                              06/30/02          06/30/01          06/30/02           06/30/01
--------------                              --------          --------          --------           --------
Revenue:
--------

MRO Software, Inc.                          $  41,443         $  47,316         $ 125,807         $ 134,526

MainControl, Inc.                           $   1,244         $   5,189         $   5,546         $  11,795
                                            ---------         ---------         ---------         ---------

Combined                                    $  42,687         $  52,505         $ 131,353         $ 146,321
                                            ---------         ---------         ---------         ---------

Net Loss:
---------

MRO Software, Inc.                          $  (1,834)        $  (2,184)        $  (8,589)        $ (13,448)

MainControl, Inc.                           $  (6,180)        $  (1,623)        $ (12,625)        $ (10,537)

Amortization of MainControl Inc.'s
intangibles, excluding goodwill             $    (273)        $    (273)        $    (818)        $    (818)
                                            ---------         ---------         ---------         ---------

Combined                                    $  (8,287)        $  (4,080)        $ (22,032)        $ (24,803)
                                            ---------         ---------         ---------         ---------

Basic and diluted net loss per share        $   (0.36)        $   (0.18)        $   (0.97)        $   (1.21)

This proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

I.       INTANGIBLE ASSETS

The following components comprise the Company's intangible assets as of June 30, 2002 and September 30, 2001:

(IN THOUSANDS)                                                JUNE 30, 2002     SEPTEMBER 30, 2001
                                                              -------------     ------------------

Goodwill                                                         $ 71,110            $ 55,622
Workforce in place                                                  5,955               5,768
                                                                 --------            --------
Sub-total indefinite lived assets                                  77,065              61,390
                                                                 --------            --------


Acquired technology                                                16,045              12,644
Customer list                                                         411                 411
Backlog                                                               448                 298
Leasehold advantage                                                   224                 224
Subscriber list                                                     1,199               1,199
Customer contracts                                                  1,300                  --
Other                                                                 100                 133
                                                                 --------            --------

Sub-total other intangibles                                        19,727              14,909
                                                                 --------            --------

Total intangible assets                                            96,792              76,299
Accumulated amortization                                          (35,231)            (23,946)
                                                                 --------            --------
Total intangible assets, net                                     $ 61,561            $ 52,353
                                                                 ========            ========


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

REVENUE RECOGNITION

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

The Company's multi-element arrangements could include the following three elements: (a) software licenses, (b) PCS and (c) consulting, training or other services. Revenue is allocated to the elements of the arrangement based upon the vendor specific objective evidence ("VSOE") of fair value of each element. VSOE is established for the Company's undelivered elements (PCS and/or services), but not for the delivered elements (software licenses). The Company uses the residual method to recognize its software license revenue since it is unable to determine the VSOE of the fair value of software licenses. Under the residual method, the fair value of the undeliverable elements (PCS and/or services) is deferred and recognized when the services are delivered, and the difference between the amount of the total arrangement and the amount attributed to the undelivered elements is assigned to the delivered elements (software licenses). VSOE for PCS is based on the price of the PCS when it is sold separately to the customer. VSOE for consulting services is based on fixed hourly rates set according to the skill level of the consultant required. VSOE for training services is based on an established per-student fee structure.

Revenue from products sold through indirect channels ("resellers") is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed or determinable.

The Company recognizes revenue consistent with various accounting principles, including the Securities and Exchange Commission's Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements", Statement of Position No. 97-2, "Software Revenue Recognition", Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists", among others. Revenue recognition involves judgments regarding the separability of multiple element arrangements, vendor specific evidence of fair value and likelihood of non-payment. Changes in these judgments could impact the timing and amount of revenue that we could recognize.

ALLOWANCES FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts, which reflect the Company's estimate of the amounts owed by customers that customers will be unable to pay. Management performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit allowed when deemed necessary. The Company believes that the current estimate of allowances for doubtful accounts recorded as of June 30, 2002 adequately covers any potential credit risks. However, if the financial condition of our customers deteriorates and they are not able to make payments in excess of our estimates, then we may need to increase our allowance reserves, which will result in a charge to income in the period that the adjustment is made.

The Company will extend its standard payment terms (net 30) for certain customers upon a favorable review of the customers credit history. All these extended term receivables are due within twelve months from the date of invoicing. Historically, the Company has experienced a high success rate of collecting extended term receivables.

DEFERRED INCOME TAXES

The Company computes deferred income taxes based on the differences between the financial statement values and the tax basis of assets and liabilities using the tax rates in effect for the years in which the differences are expected to reverse. The Company has not recorded a valuation allowance related to tax deductible goodwill amortization because we expect to realize taxable income in future periods, and it is more likely than not that all of the net deferred tax assets will be realized. Management will continually assess the realizability of its net deferred tax assets. In the event that it is determined that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be required and will result in a charge to income in the period such a determination is made.

VALUATION OF LONG-LIVED ASSETS

Long-lived assets are amortized over their estimated useful lives. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed of," the Company periodically reviews the long-lived assets, including intangible assets resulting from acquisitions, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company estimates whether future cash flows expected to result from the use of assets exceed the carrying amount of the assets. In the event that the Company judges that an impairment exists, all or a portion of the asset will be written-off based on the amount by which the carrying amount exceeds the fair value of the asset. In order to determine the fair value, the Company obtains quoted market prices or utilizes valuation techniques, such as discounted cash flows. The Company also periodically assesses the useful life of its fixed assets and intangibles and may in the future need to adjust the life of an asset and write-it off.

OVERVIEW

MRO Software, Inc. provides e-Business solutions for strategic asset management. Through our unique combination of domain expertise in maintenance, repair and operations and enterprise asset maintenance ("EAM") software products, and through our hosted solutions that enable manufacturers and distributors to participate in e-commerce, the Company provides a comprehensive industrial supply chain solution. The Company's Strategic MRO, OCS and Enterprise Catalog Management solutions allow customers to streamline their internal processes and compete more efficiently in an increasingly collaborative and electronic market. Our Strategic MRO solutions (MAXIMO(R)) help companies in asset intensive industries increase their return on assets while decreasing their operational costs, including the costs of transacting with their suppliers, while our new IT-Asset management product (MC/Empower(R)) helps companies manage IT assets such as laptops, desktops, servers, etc. throughout their lifecycle allowing efficient planning, procurement, deployment, tracking, maintenance and retirement of these types of assets. Our OCS solutions provide the tools and technology to enable distributors and manufacturers of industrial parts - through one catalog and one connection - to gain exposure to all types of buyers via multiple marketplaces and exchanges. The Enterprise Catalog Management solutions are the Internet-based content management tools and cataloging services, which supplement the OCS offerings with powerful online industrial catalog applications and broaden MAXIMO's product functionality.

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

Beginning in fiscal year 2002, the "Demand-Side" product offerings have been re-named Strategic MRO, and the "Supply-Side" product offerings have been split into two distinct products groups: Enterprise Catalog Management and OCS. Our Strategic MRO offerings include MAXIMO and MC/Empower, the product acquired from MainControl, Inc. (See Foot Note H.) The Company reports revenues for these three product groups but does not allocate operating expenses to these three product groups. The Company's management assesses its operating results on an aggregate basis to make decisions about resources to be allocated to the various product groups. All segment-reported financial information contained in this report has been restated to reflect the Company's repositioning to one industry segment, effective in the first quarter of fiscal year 2002.

ACQUISITION

On June 14, 2002, the Company completed the acquisition of MainControl, Inc. ("MainControl"), a provider of IT-Asset management solutions. The purpose of the acquisition was to acquire products (MC/Empower) that would expand the Company's ability to manage all of an enterprise's strategic assets, streamline integration between asset management and back-office applications, and provide a single asset management suite and not a series of point solutions from multiple vendors. The Company will report the revenues of IT-Asset management with its Strategic MRO revenue segment.

Under the terms of the agreement, the Company acquired all outstanding equity of MainControl for a combination of MRO common stock and cash. The Company paid $2.8 million in cash and issued 1,095,392 shares valued at $13.80. The share price was calculated by averaging the closing price of a share of MRO Software's stock for a few days before and a few days after the effective date of the merger, as reported by the Nasdaq National Market. The total purchase price, including merger expenses of $710 thousand, was $18.6 million. An additional amount of $700 thousand is contingent upon reaching certain revenue thresholds through December 2002. If the contingent payments are made, the Company will account for the payment as additional purchase price and will allocate it to goodwill. The Company completed a preliminary purchase price allocation and allocated $3.8 million to current and other assets, $3.4 million to acquired technology, $1.3 million to customer contracts, $150 thousand to backlog, $15.6 million to goodwill and $5.7 million to liabilities. The purchase price allocation is based on current intentions for future use of the acquired assets, estimate of future projected cash flows, analysis of historical financial results and review of customer contracts. The allocation of the purchase price could change when a final valuation is obtained. Acquired technology and customer contracts will be amortized over five years. Backlog will be amortized over one year. In accordance with SFAS 142, goodwill will not be amortized. The Company recorded two weeks worth of losses related to MainControl, Inc. in the amount of $193 thousand. MainControl revenue for the two-week period was $253 thousand.

RESULTS OF OPERATIONS

 REVENUES

                                    Three                      Three        Nine                     Nine
                                    Months                     Months       Months                   Months
                                    Ended          Change      Ended        Ended        Change      Ended
(in thousands)                      06/30/02           %       06/30/01     06/30/02         %       06/30/01
--------------                      --------      ---------    --------     --------    ---------    --------
Software licenses                   $ 12,398         (12%)     $ 14,124     $ 34,000       (19%)     $ 42,231
Percentage of total revenues              30%                        30%          27%                      31%

Support and services                $ 29,045         (12%)     $ 33,192     $ 91,807       (.5%)     $ 92,295
Percentage of total revenues              70%                        70%          73%                      69%

Total revenues                      $ 41,443         (12%)     $ 47,316     $125,807        (6%)     $134,526

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services. The Company has organized its product offerings into three product groups: (1) Strategic MRO products and services, (2) Enterprise Catalog Management products and services and (3) Online Commerce Services. Strategic MRO products consist of the MAXIMO and MC/Empower software products and services. Enterprise Catalog Management products consist of content normalization/cataloging software products and services and the Collego Catalog Manager software products and services. Online Commerce Services are the application service provider solutions that enable manufacturers and suppliers to engage in online commerce according to their needs.

Software license revenues decreased 12% and 19% for the three and nine months ended June 30, 2002 and 2001, respectively. The decrease is attributable to a decrease in Strategic MRO software revenues. Strategic MRO software license revenues decreased 12% to $12.3 million from $13.9 million for the three months ended June 30, 2002 and 2001, respectively, and decreased 20% to $33.4 million from $41.8 million for the nine months ended June 30, 2002 and 2001, respectively. The Company attributes these decreases to a difficult sales environment due to a slowdown in IT spending and current adverse economic conditions. Enterprise Catalog Management software licenses decreased 39% to $140 thousand from $229 thousand for the three months ended June 30, 2002 and 2001, respectively, and increased 54% to $610 thousand from $396 thousand for the nine months ended June 30, 2002 and 2001, respectively. The Company has not yet realized any software license revenue from its Collego Catalog Management product, which was acquired in August 2001. The Company is currently structuring a sales force and brand awareness for this product but there are no assurances that this product will contribute significant revenues in the future. The Company has also not realized any software revenues related to its IT-Asset management product, MC/Empower which was only recently acquired from MainControl, Inc. (See Footnote H.)

Support revenues were $14.0 million and $12.2 million for the three months ended June 30, 2002 and 2001, respectively, and $39.9 million and $34.9 million for the nine months ended June 30, 2002 and 2001, respectively. Support revenues have increased as a result of an increase in the number of Strategic MRO customers supported by the Company and a strong renewal rate for maintenance contracts. Approximately 92% of our customers renew their annual maintenance contracts. Strategic MRO support revenues were $13.8 million and $12.0 million for the three months ended June 30, 2002 and 2001, respectively, and $39.6 million and $34.1 million for the nine months ended June 30, 2002 and 2001, respectively. IT-Asset management support revenues were $123 thousand for the three and nine months ended June 30, 2002. The Company reported two weeks of revenue related to this product. Enterprise Catalog Management support revenues were $51 thousand and $23 thousand for the three months ended June 30, 2002 and 2001, respectively, and $133 thousand and $171 thousand for the nine months ended June 30, 2002 and 2001, respectively.

Service revenues were $15.0 million and $21.0 million for the three months ended June 30, 2002 and 2001, respectively, and $51.9 million and $57.4 million for the nine months ended June 30, 2002 and 2001, respectively. The decrease in service revenues for the three and nine months ended June 30, 2002 as compared to the three and nine months ended June 30, 2001 is primarily due to a decline in Strategic MRO software licenses sold, which negatively impacted the demand for services related to customer implementations and integrations. Strategic MRO service revenues decreased 19% to $13.6 million from $16.7 million for the three months ended June 30, 2002 and 2001, respectively, and increased 1% to $45.1 million from $44.8 million for the nine months ended June 30, 2002 and 2001, respectively. IT asset management services revenues were $130 thousand for the quarter ended June 30, 2002. The Company recorded two weeks of revenue related to this product. Enterprise Catalog Management service revenues decreased 87% to $473 thousand from $3.6 million for the three months ended June 30, 2002 and 2001, respectively, and decreased 64% to $4.1 million from $11.2 million for the nine months ended June 30, 2002 and 2001, respectively. The decline in Enterprise Catalog Management services revenues is due to a continued decrease in demand for these services due to a stagnant e-commerce market and lower than anticipated demand on the part of our MAXIMO customers. The Company does not anticipate services revenues for this segment to reach the levels that they did in prior periods.

OCS support and service revenues decreased slightly to $837 thousand from $839 thousand for the three months ended June 30, 2002 and 2001, respectively, and increased 42% to $2.7 million from $1.9 million for the nine months ended June 30, 2002 and 2001, respectively. While this product has experienced moderate growth over prior periods, the adoption rate of these services by the industrial supplier community continues to be slower than originally anticipated. The Company continues to invest in development activities for this product while simultaneously controlling operating and administrative expenses.

COST OF REVENUES


                                       Three                        Three        Nine                       Nine
                                       Months                       Months       Months                     Months
                                       Ended        Change          Ended        Ended        Change        Ended
(in thousands)                         06/30/02        %            06/30/01     06/30/02         %         06/30/01
                                       --------     ---------       --------     ---------    ----------    --------
Software licenses                      $  1,482            40%      $  1,055      $  4,842         48%      $  3,277
Percentage of software license               12%                           7%           14%                        8%

Support and services                   $ 15,032           (11%)     $ 16,834      $ 47,663         (5%)     $ 50,292
Percentage of support and services           52%                          51%           52%                       54%

Total cost of revenues
Percentage of total revenues           $ 16,514            (8%)     $ 17,889      $ 52,505         (2%)     $ 53,569
                                             40%                          38%           42%                       40%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. The increase in the cost of software license revenues for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was due to an increase in software purchased for resale and amortization of acquired technology. The increase in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 was attributable to a $1.0 million increase in software purchased for resale and a $600 thousand increase in amortization of acquired technology.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues was $2.1 million and $2.0 million for the three months ended June 30, 2002 and 2001, respectively, and $6.2 million and $6.6 million for the nine months ended June 30, 2002 and 2001, respectively. The decrease in cost of support revenues for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 was attributable to a reduction in the resources devoted to support the OCS operations center, which was implemented in recognition of the slower than anticipated adoption of these services. Cost of support revenues as a percentage of total support revenues was 15% and 16% for the three months ended June 30, 2002 and 2001, respectively, and 15% and 19% for the nine months ended June 30, 2002 and 2001, respectively.

Cost of service revenues was $12.9 million and $14.9 million for the three months ended June 30, 2002 and 2001, respectively, and $41.5 million and $43.7 million for the nine months ended June 30, 2002 and 2001, respectively. The decrease in cost of service revenues for the three and nine months ended June 30, 2002 compared to the three and nine months ended June 30, 2001 was primarily attributable to decreases of $1.8 million and $2.4 million, respectively, for the costs of third party consultants. The Company has a decrease in services backlog compared to prior periods and is utilizing in-house consultants to perform services instead of third parties. Cost of service revenues as a percentage of total service revenues was 86% and 71% for the three months ended June 30, 2002 and 2001, respectively, and 80% and 76% for the nine months ended June 30, 2002 and 2001, respectively. The increase in cost of service revenues as a percentage of total services revenues for the three and nine months ended June 30, 2002 as compared to the prior period is due to costs to support the Enterprise Catalog Management product without a commensurate increase in revenues.

OPERATING EXPENSES


                                 Three                    Three        Nine                       Nine
                                 Months                   Months       Months                     Months
                                 Ended        Change      Ended        Ended        Change        Ended
(in thousands)                   06/30/02       %         06/30/01     06/30/02       %           06/30/01
                                 -------      --------    -------      -------      -------       -------
Sales and marketing              $14,032      (21%)       $17,794      $43,743       (20%)        $54,544
Percentage of total revenues          34%                      38%          35%                        41%

Product development              $ 6,514      (14%)       $ 7,617      $19,675        (1%)        $19,880
Percentage of total revenues          16%                      16%          16%                        15%

General and administrative       $ 4,429        3%        $ 4,313      $13,776        (9%)        $15,094
Percentage of total revenues          11%                       9%          11%                        11%

The decrease in sales and marketing expenses for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was primarily attributable to a $1.4 million decrease in travel costs, a $1.2 million decrease in sales commissions due to the decrease in MRO Strategic software license revenues, and an overall decrease in discretionary spending. The decrease in sales and marketing expenses for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 was primarily attributable to a $3.6 million reduction in travel costs, a one-time charge of $3.3 million for a warrant issued to i2 Technologies, Inc. in the quarter ended March 31, 2001, a $2.7 million decrease in sales commissions, and an overall decrease in discretionary spending.

The decrease in product development expenses for the three months ended June 30, 2002 compared to the three months ended June 30 2001 was attributable to a decrease in costs to translate our software product into foreign languages of $500 thousand, a decrease in the use of third party research and development consultants of $300 thousand and a general decrease in discretionary spending. The decrease in product development expenses for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001 was primarily due to a decrease in the use of third party research and development consultants. In the three months ended March 31, 2002, the Company released MAXIMO 5.1, its upgrade to MAXIMO 5.0. The Company will continue to make enhancements to MAXIMO 5.1, as well as its other product offerings.

There was only a slight increase in general and administrative expenses for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The Company's management continued its focus on streamlining general and administrative expenses in line with revenue expectations. The decrease in general and administrative expenses for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 was primarily due to a

$1.0 million decrease in bad debt expenses. In the three months ended December 31, 2000, the Company wrote off a receivable from a company that filed bankruptcy.

NON-OPERATING EXPENSES


                                Three                   Three        Nine                     Nine
                                Months                  Months       Months                   Months
                                Ended        Change     Ended        Ended         Change     Ended
(in thousands)                  06/30/02         %      06/30/01     06/30/02          %      06/30/01
                                -------      ------     ---------    ---------     -------    ----------
Interest income                 $   217         (30%)     $   301      $   750       (30%)     $ 1,079
Other income/(expense), net     $   519         551%      $  (115)     $   445       300%      $  (222)


Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. Interest rates have declined over the prior year and thus the Company has earned less on its investments. The Company also holds fewer marketable securities than in the previous year. Due to an unfavorable bond market, the Company has invested more of its cash in short-term securities such as money market funds. The change in other income/(expense) was primarily attributable to currency translation gains.

BENEFIT FROM INCOME TAXES

The Company's effective tax rate was a benefit of 28% and 21% for the nine months ended June 30, 2002 and 2001, respectively. The difference between the effective tax rates and the federal statutory tax rate of 35% is due to the non-deductible nature of certain intangible and goodwill amortization expenses. The current effective tax rate also reflects the full tax benefit of deferred tax assets arising from future deductible temporary differences, consisting mainly of tax-deductible goodwill. The Company currently expects taxable income in future periods and believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable as of June 30, 2002 could be reduced in future periods based on changing market conditions. Management periodically assesses the realizability of its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had cash and cash equivalents and marketable securities of approximately $ 64.2 million and working capital of $54.9 million.

Cash provided by operations was $10.1 million for the nine months ended June 30, 2002 primarily attributable to the collection of accounts receivables.

Cash provided by investing activities was $3.8 million for the nine months ended June 30, 2002 and was primarily due to the maturities of marketable securities. Also, in the three months ended June 30, 2002, the Company acquired MainControl, Inc. for $2.8 million in cash and 1.1 million of common shares valued at approximately $15.1 million.

Cash provided by financing activities was $6.8 million for the nine months ended June 30, 2002 and was due to proceeds from the exercise of employee stock options.

As of June 30, 2002, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. Under the terms of the U.S. lease agreement, upon termination of the lease, the Company has the right to extend the lease for an additional six year term for an agreed upon fixed cost. The lease terminates on November 30, 2003. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 2006.

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

The Company expects that its cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least June 30, 2003. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations. The Company has no debt obligations. The factors, which might impact the Company's cash flows, are the same factors as those, which might impact the Company's business and operations generally, as described below under the heading "Factors Affecting Future Performance". Should the Company experience a downturn in cash flows from operations, the Company's capital reserves (cash balance plus marketable securities) will be sufficient to meet its working capital and planned capital expenditure requirements through at least June 30, 2003.

FACTORS AFFECTING FUTURE PERFORMANCE

The nature of forward-looking information is that such information involves significant assumptions, risks and uncertainties. Certain public documents of the Company and statements made by our authorized officers, directors, employees, agents and representatives, acting on behalf of the Company, may include forward-looking information which will be influenced by the factors described below, and by other assumptions, risks and uncertainties. Forward-looking information is based on assumptions, estimates, forecasts and projections regarding the Company's future results as well as the future effectiveness of the Company's strategic plans and future operational decisions. Forward-looking statements made by or on behalf of the Company are subject to the risk that the forecasts, projections, and expectations of management, or assumptions underlying such forecasts, projections and expectations, may become inaccurate. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by or on behalf of the Company. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results and actions to differ materially from any forward-looking statements made by or on behalf of the Company that related to such results and actions.

RISK FACTORS

OUR INABILITY TO KEEP PACE WITH THE RAPID CHANGES IN TECHNOLOGY THAT CHARACTERIZE OUR INDUSTRY WOULD DAMAGE OUR COMPETITIVE POSITION.

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements by us and by our competitors. Our success depends on our ability to continue to enhance our current products, and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and changing industry standards, and achieve market acceptance. In particular, we believe that we must continue to respond quickly to users' needs for new functionality and to advances in hardware and operating systems, and that we must continue to create products that conform to industry standards regarding the communication and interoperability among software products of different vendors. If we fail to anticipate or respond adequately to technological developments and changes in customer requirements, or if we have any significant delays in product development or introduction, then we could lose competitiveness and revenues. We cannot give any assurance that we will be successful in developing and marketing new products or product enhancements, or that we will not experience significant delays in our development efforts. In addition, we cannot give any assurance that our new products and product enhancements will achieve market acceptance. Finally, when we develop new products or enhancements to our existing products, it is possible that potential customers will defer or delay their decisions to purchase existing products while the newer products and enhancements are being developed, released and proven in the market. Such delays could have a material, adverse impact on ongoing sales of existing products, and on the Company's business and our results of operations.

WE DEPEND SUBSTANTIALLY ON OUR MAXIMO(R) PRODUCT, AND ANY DEVELOPMENTS THAT CAUSED REDUCED MARKET ACCEPTANCE OF MAXIMO WOULD HARM OUR BUSINESS.

Most of our revenues are derived from the licensing of our MAXIMO family of products and sales of related services and support. Our financial performance depends largely on continued market acceptance of MAXIMO, and on the acceptance and market penetration of MAXIMO Version 5.0, the new Internet-based version of MAXIMO. We believe that continued market acceptance of MAXIMO, and our revenue growth, will largely depend on our ability to continue to enhance and broaden the capabilities of MAXIMO Version 5.0, both by broadening the core MAXIMO functionality and developing specialized functionality targeted at key customer industries. Any factor adversely affecting sales of MAXIMO, such as delays in further development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition, negative evaluations of the product would have a material adverse effect on the Company's business and our results of operations. In addition, if our MAXIMO 5.0 customers have difficulties installing and using the software and if we are therefore unable to obtain customer references, our MAXIMO sales would suffer, which would have an adverse impact on our business and our results of operations.

OUR ONLINE COMMERCE SERVICES OFFERING MAY NOT ACHIEVE MARKET ACCEPTANCE.

The success of our online commerce services ("OCS") business has been dependent on the success and growth of the online business-to-business market in general. The market for business-to-business e-commerce platforms and supporting solutions has experienced significant turmoil, general downturn, and demand for these solutions has been sharply reduced, and there is no clear indication of whether or when this market may re-emerge, or the direction that it may take. As a result, we cannot predict whether or when products that enable business-to-business e-commerce, marketplaces or exchanges will gain acceptance and be adopted on a repeated or predictable basis. In light of the general collapse of the market for online services between businesses, revenues from our OCS solutions have not materialized or grown as we had hoped. We are unlikely to see any growth in revenues from our OCS solutions until the markets for business-to-business solutions in general, and for e-commerce initiatives related to industrial products and services in particular, stabilize, move and grow in an understandable and predictable direction.

In addition, we cannot give any assurance that our MAXIMO customers will influence a meaningful number of their industrial suppliers to adopt our OCS solutions, or that our supplier customers will create a large enough community of sellers, so as to enable us to achieve leverage and market synergy between our MAXIMO and OCS our solutions.

Our future success in the electronic commerce market may depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our OCS solutions and deliver them in a timely manner. We may incur substantial costs to enhance and modify our OCS solutions in order to meet the demands of this growing and changing market. Our OCS business is not yet profitable, and may not become profitable for some time.

OUR SALES EFFORTS RELY ON DISTRIBUTORS, RESELLERS, SALES AGENTS AND OTHER CHANNEL PARTNERS, AND ON COMPANIES WITH WHICH WE HAVE STRATEGIC RELATIONSHIPS, WHOSE ACTIONS WE CANNOT CONTROL.

As part of our efforts to maintain and grow our revenues, we must depend on our existing distribution channels, and we must also develop new channels. We cannot control the actions of our distributors, resellers, agents and other channel partners, and if these companies suffer business downturns or fail to meet their objectives, our revenues and results of operations will suffer as a result.

We have entered into strategic relationships with various larger companies, such as IBM Corporation, i2 Technologies, Inc., Rockwell Automation, A.T. Kearney, Inc., and others. In order to generate incremental revenue through these relationships, we must integrate our products and solutions with those of the other companies. Each party to those strategic relationships must coordinate with and support each others' sales and marketing efforts, and each party must make significant sales and marketing efforts. In addition, we have agreed to develop a version of MAXIMO which will operate with IBM's Websphere, AIX and DB2 products, and to market the IBM versions of our products in preference to other versions. MAXIMO sales will therefore be affected by the success and acceptance of the IBM Websphere, AIX and DB2 products relative to those of IBM's competitors. We may experience difficulties in gaining market acceptance of the IBM version of our products, and difficulties in integrating and coordinating our products and sales efforts with those of IBM. Finally, our alliance with IBM may be viewed negatively by customers or prospects who have not adopted the IBM technology platform, and competitive alliances may emerge among other companies that are more attractive to our customers and prospective customers.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND TO SEASONAL VARIATION.

We have experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results, which may negatively impact the price of our stock. We believe that these quarterly fluctuations are partly attributable to our sales commission policies, which compensate members of our direct sales force for meeting or exceeding annual quotas. In addition, our quarterly revenues and operating results have fluctuated historically due to the number and timing of product introductions and enhancements, customers' delaying their purchasing decisions in anticipation of new product releases, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. We typically realize a significant portion of our revenue from sales of software licenses in the last two weeks of a quarter, frequently even in the last few days of a quarter. Failure to close a small number of large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Accordingly, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

WE FACE CHALLENGES WITH THE MAINCONTROL ACQUISITION, AND WE MAY NOT BE SUCCESSFUL IN ADDRESSING A NEW AND BROADER MARKET.

We recently completed the acquisition of MainControl, Inc., which markets a product called MC/Empower(R) that enables companies to manage, track and maintain their information technology (IT) assets, such as computers, telephones and networks. We are new to this market, and we may experience difficulties or delays in gaining market acceptance. In purchasing MainControl, we hope that our existing customers may be interested in purchasing MC/Empower, but in many cases the people who purchased MAXIMO may not have responsibility for or authority covering the management of their company's IT assets. With the acquisition of MainControl, our positioning with existing and prospective customers has changed, in that we are now offering products which can manage more of a company's critical physical assets, such as plant floor assets, vehicles, facilities and IT assets. If we are unable to obtain access to executive levels in our customers' and prospective customers' organizations, we will be unable to sell a solution that covers more than just the plant floor assets, the vehicle fleet, the facilities or the IT assets. Moreover, it is possible that our attempts to characterize this combination of target markets as a single or composite market will not be accepted within the industry, by market analysts or by our customers, and as a result we will not gain the synergies that we hoped for in the MainControl acquisition.

PRODUCTS AND TECHNOLOGIES WE ACQUIRE THROUGH ACQUISITIONS MAY FAIL TO MEET OUR EXPECTATIONS.

We may from time to time purchase software products or technologies from other companies, or as part of our acquisition of other companies, such as our recent acquisition of MainControl. While we exercise due diligence in determining whether acquired products or technologies are suitable and of commercial quality, there can be no assurances that the new products or technologies will ultimately meet our expectations, that we will be able to employ and retain the personnel necessary for us to effectively exploit the new products or technologies, that we will be able to successfully integrate the new products or technologies with or into our existing products and product architecture, that we will be able to effectively distribute the new products or technologies through our existing sales force and channels, that we will be able to retain existing customers and revenue streams that may have been associated with the new products or technologies prior to their acquisition by us, or that such existing customers may not demand that we remedy problems that were not known or disclosed at the time of the acquisition. As a result of the foregoing, we may not realize the benefits intended from such acquisitions or recover its investments, which would have a material adverse impact on our business and our results of operations.

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The market for strategic asset maintenance software such as MAXIMO and MC/Empower is fragmented by geography, by hardware platform and by industry orientation, and is characterized by a large number of competitors including both independent software vendors and certain enterprise resource planning ("ERP") vendors. Independent software vendors include Datastream Systems, Inc. and Indus International, Inc. MAXIMO also competes with integrated ERP systems, which include integrated maintenance modules offered by several large vendors, such as SAP, Oracle and JD Edwards and others. MC/Empower competes with companies in IT asset management market, such as Computer Associates, Inc., and Peregrine Systems, Inc. Currently, MAXIMO competes with products of a number of large vendors, some of which have traditionally provided maintenance software running on mainframes and minicomputers and are now offering systems for use in the client/server environment. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality to enter the client/server market.

Certain of our competitors have greater financial, marketing, service and support and technological resources than we do. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, or on the industrial supply chain market, we could be at a competitive disadvantage.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO SPECIAL RISKS.

A significant portion of our total revenues is derived from operations outside the United States. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services. Exposure to currency fluctuations and greater difficulty in collecting accounts receivable could affect our sales. We could be affected by the need to comply with a wide variety of foreign import laws, United States export laws and regulatory requirements. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

THE LICENSING OF OUR SOFTWARE PRODUCTS AND THE OPERATIONS OF OUR ONLINE COMMERCE SERVICES BUSINESS ARE DEPENDENT ON THIRD PARTY PROVIDERS OF SOFTWARE AND SERVICES, AND FAILURE OF THESE PARTIES TO PERFORM AS EXPECTED, OR TERMINATION OF OUR RELATIONSHIPS WITH THEM, COULD HARM OUR BUSINESS.

We have entered into nonexclusive license agreements with other software vendors, pursuant to which we incorporate into our products and solutions software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. We have also agreed to bundle IBM's Websphere application server, its AIX operating system and DB2 database programs with MAXIMO. If we cannot renew these licenses (at all or on commercially reasonable terms), or if any of such vendors were to become unable to support and enhance its products, we could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities. Our MRO Operations Center is dependent on Exodus, a third-party data center, which could be destroyed or damaged. We must stay on good terms with Exodus, and be able to renew this agreement on commercially reasonably terms. If this data center were to become inoperable or unavailable on commercially reasonable terms, we would incur significant expense, and potentially lose our ability to deliver OCS altogether during the period of downtime and transition, resulting in customer dissatisfaction and market rejection of our OCS solutions. In such an event, we could experience a prolonged outage of our OCS network services, and a reduction of revenues or unexpected expenses which could have a material adverse effect on our business and financial results.

THE SUCCESS OF OUR ONLINE COMMERCE SERVICES BUSINESS WILL DEPEND ON OUR ABILITY TO INCREASE THE SCALABILITY AND PERFORMANCE OF OUR HOSTED SOFTWARE APPLICATIONS, AND WE HAVE LIMITED EXPERIENCE IN HOSTING SUCH APPLICATIONS.

We have limited experience in hosting applications, and the hosting industry is changing. If we do not accurately predict the volume of traffic, or if we encounter technical difficulties with our software or our infrastructure, we may experience slower response times or other problems. Any delays in response time or performance problems could cause our customers to perceive this service as not functioning properly and they may discontinue use of our products and services.

The success and profitability in our OCS business are dependent on our ability to increase the scalability and performance of our OCS solutions, meaning that we must be able to host and operate a large number of OCS product instances on a single computer using multiple processors. This is because we incur fixed costs associated with the hosting environment, regardless of how many, or how few, OCS products are hosted at the same time. If we are unable to host a large enough number of OCS product instances per computer, then the OCS business may not become profitable for a long time. Moreover, if we are not able to operate a large number of OCS product instances on the same computer without degrading product performance, the OCS solutions may not gain customer acceptance and market penetration.

OUR FAILURE TO SUCCESSFULLY ANTICIPATE TRENDS IN INTERNET TECHNOLOGY AND STANDARDS COULD PREVENT OUR PRODUCTS AND SERVICES FROM ACHIEVING OR MAINTAINING MARKET ACCEPTANCE.

We recently released MAXIMO Version 5.0, which is entirely based upon Java and other technologies emerging and recently adopted in conjunction with the Internet. New Internet technologies and applications are developing rapidly and are continuously being introduced, competing for acceptance in the market, and changing. MRO supply chain management using electronic commerce is an emerging market with many standards and technologies either competing for acceptance or remaining to be developed. Accordingly, for our MAXIMO and OCS offerings to be successful, we must accurately predict and successfully implement those standards and technologies that ultimately gain long-term acceptance in the market.

We believe that electronic commerce products and technologies complement our strategic asset management products. We cannot give any assurance that we will successfully anticipate trends in this market, that we will be successful in Internet technology development or acquisition efforts or that our Internet applications, if developed, will achieve market acceptance.

WE MAY HAVE EXPOSURE TO ADDITIONAL INCOME TAX LIABILITIES.

We are subject to income taxes in both the United States and various foreign jurisdictions. The amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. Periodically, we are subject to income tax audits. While we believe that we have complied with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our results of operations or financial condition.

CHANGES IN REGULATIONS COULD MATERIALLY ADVERSELY AFFECT US.

New laws, regulations or standards related to us or our products could be implemented or changed that could adversely affect our business, results of operations or financial condition.

WE MAY BE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY.

Our success is dependent upon our proprietary technology. We currently have one United States patent and one patent pending within the U.S. (and corresponding applications pending in various foreign countries), and we protect our technology primarily through copyrights, trademarks, trade secrets and employee and third-party nondisclosure agreements. Our software products are sometimes licensed to customers under "shrink wrap" or "click wrap" licenses included as part of the product packaging or acknowledged by customers who register on-line. Although, in larger sales, our shrink-wrap and click wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases our shrink-wrap and click wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of our shrink-wrap and click wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, and limitations or liabilities and exclusions of remedies, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. We cannot give any assurance that the steps that we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our technology or development by others of similar technology. Although we believe that our products and technology do not infringe on any valid claim of any patent or any other proprietary rights of others, we cannot give any assurance that third parties will not assert infringement claims in the future. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, could result in the deterioration or outright loss of our patent rights, copyrights or other intellectual property, and could potentially have a material adverse result on our operating results and financial condition.

LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY EXECUTIVE OFFICERS OR INABILITY TO RECRUIT NEEDED SALES, SERVICES AND TECHNICAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

We are highly dependent on certain key executive officers, technical and sales employees, and the loss of one or more of such employees could have an adverse impact on our future operations. We do not have employment contracts with any personnel, and we do not maintain any so-called "key person" life insurance policies on any personnel. We continue to hire a significant number of additional sales, services and technical personnel. Competition for hiring of such personnel in the software industry is intense, and from time to time we experience difficulty in locating candidates with the appropriate qualifications within the desired geographic locations, or with certain industry specific domain expertise. There can be no assurance that we will be able to retain its existing personnel or attract additional qualified employees.

OUR STOCK PRICE HAS BEEN VOLATILE, AND YOU COULD INCUR LOSSES AS A RESULT OF FUTURE FLUCTUATIONS IN OUR STOCK PRICE.

There have recently been significant fluctuations in the market price of our common stock. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of many software and e-commerce companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations also may adversely affect the market price of our common stock. In addition, general macro economic and market conditions unrelated to our performance may also affect demand for our products and services, our results of operations, and our stock price.

OUR BUSINESS IS SENSITIVE TO GENERAL ECONOMIC CONDITIONS, AND TO OVERALL DOWNTURNS IN THE ECONOMY AND IN INDUSTRIAL SPENDING.

The US and worldwide economies have recently experienced a recession or similar conditions, with a negative effect on our revenues and operations. As industrial companies experience downturns, they often delay or cease spending on capital assets and IT infrastructure (including software and related services). As a result, our revenues have in the past fallen, and may again in the future fall, below expectations. If the US and worldwide economies do not recover and if growth and IT spending do not materialize, our revenues may be decreased, and there could be a material adverse result on our operating results and financial condition.

OTHER RISKS

The foregoing is not a complete description of all risks relevant to our future performance, and the foregoing should be read and understood together with and in the context of similar discussions which may be contained in the documents that we file with the SEC in the future. We undertake no obligation to release publicly any revision to the foregoing or any update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

EFFECT OF ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plan be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

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

At June 30, 2002, the Company held $64.2 million in cash and cash equivalents and marketable securities consisting of taxable and tax-exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company develops its products in the United States and markets them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, the Company has no hedging contracts.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                None

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES CHANGES IN SECURITIES

On June 14, 2002, the Company issued a total of 1,095,392 shares of its common stock to the shareholders of MainControl, Inc. in connection with the acquisition of MainControl by the Company. MainControl is now an indirect wholly owned subsidiary of the Company. The shares were issued to MainControl shareholders in reliance upon the exemption from registration set forth in Rule 506 under the Securities Act of 1933 (the "Securities Act"), as amended. All of the MainControl stockholders who received Company common stock represented to the Company that they were accredited and were acquiring the stock for their own account and not for, with a view to or in connection with any resale or distribution thereof in a manner violative of the Securities Act or any state securities laws.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                None

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                None

ITEM 5.         OTHER INFORMATION
                Certification under Sarbanes-Oxley Act

                Our Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

         3.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MRO Software, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

         3.5 Amendment to Articles of Organization adopted on December 15, 1999 (included as Exhibit 3.4 to the Company's Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)

         3.6 Amendment to Articles of Organization, dated March 6, 2001 (included as Exhibit 3.4 to the Company's Current Report on Form 8-K dated March 9, 2001, File No. 0-23852, and incorporated herein by reference)

         4.1 Specimen certificate for the Common Stock, $ .01 par value, of the Company (included as Exhibit 4.1 to the Company's Current Report on Form 10-Q for the quarter ended December 31, 2001, File No. 0-23852 and incorporated herein by reference)

         4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

         4.3 Rights Agreement dated as of January 27, 1998, between the Company and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, an incorporated herein by reference)

         4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (included as Exhibit 4 (b) to the Company's Current report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

         4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

(b)      Reports on Form 8K

On June 6, 2002, the Company filed a Form 8-K related to its intention (announcement on May 28, 2002) to acquire MainControl, Inc.

On July 12, 2002, the Company filed a Form 8-K related to the completion of the Company's acquisition of MainControl, Inc.

On August 12, 2002, the Company filed an amendment to the Form 8-K filed on July 12, 2002 related to the completion by the Company of its acquisition of MainControl, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 MRO SOFTWARE, INC.

Date:    August 14, 2002                         By:      /s/ Peter J. Rice
         ---------------                            ---------------------------
                                                 Peter J. Rice
                                                 Executive Vice President-
                                                 Finance and Administration,
                                                 Chief Financial Officer and
                                                 Treasurer
                                                 (Principal Financial Officer)