Form 10-K
period 2002-09-30
MRO SOFTWARE INC
filed 2002-12-30
CIK 920354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
(mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                          Common Stock, $.01 par value
                          ____________________________

                                (Title of Class)
                                ________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [ ]

As of December 20, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $200,730,199 based on the last sale price of such stock on such date.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 24,373,006 shares of common stock, $.01 par value per share, as of December 20, 2002.

                       DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                EXPLANATORY NOTE

This Annual Report on Form 10-K, as well as documents incorporated herein by reference, may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements: "expects", "anticipates", and "estimates". Forward-looking statements include, without limitation, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements for various reasons, include those discussed under the heading "Factors Affecting Future Performance" below. These forward-looking statements speak only as of the date of this Annual Report, and the Company disclaims any obligation to update such forward-looking statements as a result of any change in circumstances or otherwise.

MRO Software, Inc., incorporated in May 1968, under the laws of the Commonwealth of Massachusetts, is hereinafter sometimes referred to as the "Company", "MROI", "our", "us", or "we".

MAXIMO(R), MainControl(R), Struxure(R) and MC/Empower(R) are registered trademarks of MROI. MRO Software(TM), MAXIMO Enterprise(TM), MAXIMO Extended Enterprise(TM), MAXIMO Buyer(TM), MAXIMO(R) Scheduler(TM), MAXIMO(R) Workflow(TM), MAXIMO(R) Catalog Manager(TM), MAXIMO Illustrated Parts
Catalog, Supplier E-Commerce Adapter(TM), Struxure(R), Standard Modifier Dictionary(TM), SMD(TM), Collego(TM), Collego Catalog Manager(TM), MRO.COM(TM), mroMarketplace(TM), mroSupplier(TM), mroDistributor(TM), mroManufacturer(TM), and mroConnect(TM) are trademarks and service marks of MROI, IBM(R), Web Sphere, AIX and DB2 are trademarks of IBM Corporation, or its subsidiaries. Microsoft(R) is a registered trademark of Microsoft Corporation, Oracle(R) is a registered trademark of Oracle Corporation, and Java(R) is a registered trademark of Sun Microsystems Corporation. Other company and product names may be trademarks of the respective companies.

(C)2002 MRO Software, Inc. All rights reserved.

                                     PART I

ITEM 1. BUSINESS

MRO Software is a leading global provider of strategic asset management solutions. Strategic asset management is the management and optimization of our customers' critical assets -- those that have a significant impact on operations and performance, including assets used in production, facilities, fleet and Information Technology (IT) operations. The Company's strategic asset management solutions allow our customers to manage the complete lifecycle of their strategic assets, including: planning, procurement, deployment, tracking, maintenance and retirement. Our strategic asset management solutions include MAXIMO for the Enterprise Asset Management (EAM) market, MAXIMO MainControl for the IT Asset Management (ITAM) market and Online Commerce Services (OCS) that enables our asset-centric procurement capabilities. Asset-centric procurement is a combination of products and services designed to support the requirements of industrial asset-related procurement. Using MRO Software's solutions, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset base.

HISTORICAL HIGHLIGHTS

MAXIMO, the Company's flagship product targeting the EAM market, was first released in 1991. MAXIMO enables customers to manage the Maintenance, Repair and Operations (MRO) of their significant assets. Businesses, government agencies and other organizations use MAXIMO across their enterprises to assist in the management of their high-value capital assets such as plants, facilities and production equipment to cut MRO inventories and supply chain costs, control maintenance expenses, reduce downtime, and more effectively deploy assets, personnel and other resources. MAXIMO delivers robust functionality, drawing upon the Company's established track record as a provider of large-scale applications critical to the operations of major industrial companies.

In 1999, as marketplace interest in business-to-business e-Commerce applications began to emerge, we released the initial version of our Online Commerce Services
(OCS) solutions, enabling MAXIMO users and vendors of industrial goods and services to engage in commerce via the Internet. The Company's investment in this business continued through internal development and acquisitions of INTERMAT, Inc. and the Collego Catalog Manager product. Acquired in March 2000, INTERMAT has more than 20 years of domain expertise in catalog construction, using leading technologies such as the Standard Modifier Dictionary (SMD) and Struxure to cleanse and normalize product information in order to create e-Business-ready catalogs. INTERMAT services were re-branded as Catalog Management Services in fiscal 2002. In August 2001, we acquired the Collego Catalog Manager product, which allows suppliers of industrial goods and services to aggregate multiple sources of product data, manages catalog information in a central location, and distributes custom electronic catalogs to diverse customers and sales channels. During the course of fiscal 2002, this product was incorporated into our OCS solution.

In fiscal 2001, the Company changed its name to MRO Software, Inc. and its NASDAQ trading symbol to "MROI", formally signaling the Company's commitment to and focus on the industrial market. Also, in fiscal 2001, the Company completed its development of the next generation of MAXIMO, known as MAXIMO 5. MAXIMO 5 is pure Internet component-based technology that lowers the total cost of ownership for enterprise application systems and allows customers to support their global enterprise or single sites via a Web browser. This architecture significantly streamlines operations by reducing the time and cost associated with deployment, maintenance and training. In addition, the pure Internet technology permits universal access from any browser-enabled device, including wireless devices, for increased mobility.

In June 2002, the Company acquired MainControl, Inc. and began to market and sell the MainControl product, MC/Empower (re-branded as MAXIMO MainControl). This product provides management of IT assets through procurement, contracts, compliance, inventory, finance, service management, business continuity and retirement, while enabling information to be correlated and shared across discrete functional areas of an organization.

FISCAL 2002 IN REVIEW

In fiscal 2002, the Company broadened its product footprint and expanded its solution portfolio beyond Enterprise Asset Maintenance ("EAM") to include IT asset management and to become an enterprise product "suite". This set of enterprise software applications and online services enables asset-intensive businesses to optimize the value of their assets and to integrate and extend their information systems with those of their supply chain partners. We also offer asset-centric procurement capabilities by positioning Online Commerce Services (OCS) and MAXIMO's purchasing features in a solution that enables MAXIMO users to automate the planned procurement of industrial parts and supplies, and that enables distributors and manufacturers of industrial parts to gain exposure to a variety of buyers via multiple marketplaces and exchanges -- through one catalog and one connection.

While the Company's e-Commerce offerings (OCS and Enterprise Catalog Management) met with initial success that reflected the overall explosive growth of the Internet e-Commerce software market, more recently this market has suffered a general, precipitous decline and our e-Commerce solutions now represent less than 10% of the Company's revenues. The Company has incorporated its e-Commerce technology into its MAXIMO product line where possible and has largely ceased additional initiatives in the Internet e-Commerce market. By combining certain e-Commerce technologies and redefining our OCS and Enterprise Catalog Management businesses, we created an asset-centric procurement solution that would complement our asset management solutions (MAXIMO and MAXIMO MainControl). We offer a single integrated suite of complementary products and services that enable our customers to manage all of their critical capital assets throughout their respective lifecycles of planning, procurement, deployment, tracking, maintenance and retirement.

In fiscal 2002, the Company reported all its revenue in one reportable business segment.

BUSINESS STRATEGY

The Company has been building its business strategies around key strengths that we believe will drive future success and allow the Company to continue to be a stable, predictable software company. The Company will focus on growing profitable business solutions that are considered strategic to its long-term growth. MRO Software leverages its key strengths to deliver powerful solutions that provide real value to its customers, including the following:

         PRODUCTS: Our products and services solve large, recurring problems for companies. Asset-intensive companies focus on fundamentals such as inventory tracking and levels, work planning and scheduling, safety and risk management and contract compliance. Strategic asset management covers four critical asset classes: production, facilities, fleet and IT. MRO Software's solutions help companies effectively manage the lifecycle of these assets.

         DOMAIN EXPERTISE: We expect Companies will increasingly look to a new class of enterprise suite providers that offer a complete solution for all assets having direct and significant impact on company operations and performance. The Company has extensive expertise in asset management solutions for production, facilities, fleet, and IT, -- enhanced by its vertical domain knowledge in many industries and its asset-centric procurement expertise.

         CUSTOMER BASE AND ALLIANCES: We have a large and diverse customer base providing a stable foundation on which to grow the business. We also recognize the importance of partnerships with consulting and systems integration firms, and product partners. These business partners play a key role in the sales, marketing and distribution of our products, and we will continue to enhance and leverage our relationships with all partners. Through the combination of our extensive customer base and our alliance and partner relationships, we are able to deliver our solutions to a broader market.

         ARCHITECTURAL ADVANTAGE: Our commitment to improving product architecture is evidenced by the release of MAXIMO 5, a pure Internet product developed on a standards-based component architecture that lowers the total cost of ownership of enterprise applications. Our products have a significant architectural advantage that both offers a unique solution to our users and also establishes key differentiation from competitors in our market. Products built on a 100% Web architecture offer a superior solution that benefits customers with lower cost of ownership and faster deployment, while providing MRO Software with an efficient development environment.

         MARKET EXPANSION: We have expanded and will continue to expand the breadth of our offerings through expanded technology and deep vertical industry expertise. We will introduce new products and services that are logical extensions of our current offerings, based on our accumulated expertise and industry-specific knowledge. We will continue to develop and acquire technologies and products that will maintain our competitive advantage and broaden our market opportunities. We believe that vertical industry solutions and strategic acquisitions will further advance the Company as the market leader in the strategic asset management market.

PRODUCTS

STRATEGIC ASSET MANAGEMENT PRODUCTS

Strategic Asset Management is the management and optimization of all assets that have a direct and significant impact on company operations and performance. Strategic asset management covers four critical asset classes: production, facilities, fleet and IT. MRO Software's strategic asset management solutions help companies effectively manage the lifecycle of their most significant assets.

MAXIMO

MAXIMO helps companies in asset-intensive industries increase their return on assets while decreasing their operational costs, including the costs of transacting with their suppliers. The MAXIMO suite of software products is used to plan and manage ongoing Maintenance Repair and Operations (MRO) and to track related labor, parts and costs. Using MAXIMO, customers can prioritize tasks, assign work based on the availability of necessary parts and labor, and analyze equipment failures in order to implement appropriate preventive maintenance measures. MAXIMO permits work orders to be generated and tracked electronically, and also to be linked to related information, such as labor and equipment records, job procedures, parts inventories and purchasing systems. Failure analysis using MAXIMO assists in identifying root causes of equipment problems and aids in designing preventive maintenance procedures to reduce future equipment failure rates and downtime. MAXIMO includes safety and compliance features to enable companies to implement in-depth tracking and reporting processes that adhere to mandated regulatory guidelines. MAXIMO is available in English, Brazilian Portuguese, Dutch, French, German, Italian, Japanese, Swedish Latin American Spanish, and Simplified Chinese.

The Company has recognized opportunities to expand its market share in target vertical markets by offering pre-configured, industry-specific, focused applications for MAXIMO. We are focused on the following industries: aviation, facility and property management, discrete and process manufacturing, public sector, oil and gas, transportation, utilities, financial services, consumer/retail and professional services. Each is supported with scalable solutions running on industry-standard databases, application servers and hardware platforms, complemented by offerings from key alliance partners with the appropriate domain expertise.

MAXIMO FEATURES

MAXIMO is composed of a series of comprehensive capabilities that communicate with a relational database management system. MAXIMO operates on a variety of commonly used server hardware platforms and network operating systems and also uses leading commercial SQL databases, including Oracle and Microsoft SQL Server. Core applications features and functions in MAXIMO include:

EQUIPMENT: tracks associated costs, histories, and failures of a serialized piece of equipment.

WORK ORDERS: provides the ability to schedule work orders based on real-time criticality, view detailed planning information, enter maintenance requests, and compare budgets or estimates against actual and historical work orders.

PREVENTIVE MAINTENANCE: generates preventative maintenance work orders individually, batched or automatically.

RESOURCES: maintains detailed company, service contract, and tool records to plan and analyze maintenance work.

LABOR: stores information by employee, craft or contractor, maintains personnel files and reports labor on work orders in timecard format.

CALENDARS: provides the ability to view calendars and associates calendars with labor and craft records to plan work based on equipment and labor availability.

JOB PLANS: provides a list of the operations, materials, labor and tools required for a defined piece of work.

PURCHASING: creates requests for proposals, blanket purchase orders and purchase agreements, purchase requisitions and purchase orders, records receipt of parts, analyzes vendor performance and integrates with accounting applications, including invoice matching and multiple currency functionality.

INVENTORY: contains more than 2,200 material classification templates, tracks items, costs and balances by bin, lot or storeroom, reorders automatically, forecasts materials, accesses up-to-date cost information and issues parts directly to work orders.

SAFETY: offers users safety features such as identification of hazardous materials, lock out/tag out capabilities, identification of affected equipment and locations and permit tracking.

INSPECTIONS: allows plans and schedules to be defined and analyzed in support of predictive and preventive maintenance.

MAXIMO OPTIONS

A variety of options can be added on to expand the capabilities of MAXIMO including the following:

MAXIMO MOBILE SUITE: MAXIMO Mobile Work Manager provides technicians with the ability to access work orders and capture performance data remotely. The MAXIMO Mobile Suite extends the value of MAXIMO by providing remote inventory and auditing control capability, the ability to capture cycle counts, automate purchase order processes and manage issues and transfers from handheld devices.

MAXIMO PROJECT MANAGER: offers planning and scheduling, materials management, storeroom management, creation and organization of an asset register, and various levels of procurement from planned replenishment through tactical spot buying.

DESKTOP REQUISITION: supports the creation of new material requests, reviews existing requests manages access to real-time pricing and availability and the transfer of purchase orders to vendors.

MAXIMO WORKFLOW: allows automation of maintenance operations and business processes and allows organizations to rapidly deploy new or change existing business processes.

MAXIMO ILLUSTRATED PARTS CATALOG ("IPC"): enhances MAXIMO's work management components by providing visual documentation on the plant floor. IPC provides instant access to strategic technical documentation and spare parts information reducing time required to look up parts and inventory specifications.

STANDARD MODIFIER DICTIONARY ("SMD"): provides a structured format for consolidated materials catalogs. The SMD has over 2,200 noun-modifier pairs along with the physical characteristics and values to identify part items and variations.

MAXIMO ENTERPRISE ADAPTERS: support financial, purchasing, materials and inventory integration with various enterprise business systems including packaged integration to Oracle, PeopleSoft, and SAP.

MAXIMO E-COMMERCE ADAPTERS: includes industry-standard, XML-based collaboration applications that provide live, real-time status on orders and transactions with customer-specified distributors, manufacturers, and marketplaces.

MAXIMO MAINCONTROL

MAXIMO MainControl is an IT asset management product that provides management of IT assets through procurement, contracts, compliance, inventory, finance, service management, business continuity and retirement, enabling information to be correlated and shared across these discrete functional areas of an organization.

MAXIMO MAINCONTROL FEATURES

MAXIMO MainControl addresses the numerous IT asset management issues facing an organization, such as:

PROCUREMENT: provides comprehensive, online management of IT asset procurement and is able to fully integrate with a wide variety of procurement systems. It enables users to select vendors and equipment from online catalogs, check contract terms, generate requisitions, approve requests, generate orders and allocate planned expenses to budget accounts. Users can fulfill orders from stock or order new.

CONTRACTS: enables the user to track and manage contracts and obligations; from purchase contracts to subscription, lease, maintenance, software licensing and service contracts.

COMPLIANCE: ensures software license compliance, tracks and manages all software installations in the organization. Provides the ability to establish a software management process to track license terms and to assist with internal software audits.

INVENTORY: enables users to track history of asset location, owners, users and configuration changes while tracking all moves, adds and changes.

FINANCE: supports budget planning with a spreadsheet import/export facility and allows budget tracking by account, cost center and cost type to assist with technology procurement.

SERVICE MANAGEMENT: manages all requests regarding IT assets and services, provides a complete history of all activities involved in problem resolution, planning and change management activities.

BUSINESS CONTINUITY: supports the requirements to integrate and automate the response and recovery process for technology assets in the event of a business disruption.

RETIREMENT: works with inventory, finance and service features to support proper handling of retired or to be disposed of IT assets.

ASSET-CENTRIC PROCUREMENT

Asset-centric procurement is a combination of products and services designed to support the requirements of industrial asset-related procurement for buyers and suppliers. Online Commerce Services (OCS) (described below), and MAXIMO purchasing capabilities (described above) are included in the Company's asset-centric procurement offering.

ONLINE COMMERCE SERVICES (OCS)

MRO Software provides solutions to support asset-centric procurement by offering distributors and manufacturers of industrial products the capabilities to successfully implement their e-Commerce initiatives. These services give industrial suppliers a fast and simple way to conduct business over the Internet. By using these hosted services companies can immediately participate in Internet-based commerce and ensure their ability to provide service to existing customers and new prospects. OCS supports multiple languages, currencies and tax codes, with 24/7/365 availability.

OCS FEATURES

OCS provides suppliers with a variety of hosted applications including the ability to accept, process and respond to electronic purchase orders from MAXIMO and other popular e-Procurement applications; to manage supplier and buyer profiles and relationships; and to process e-Commerce transactions. The service also provides suppliers with the capabilities to host an on-line searchable electronic catalog; the tools for the management, customization and publishing of electronic catalog content. OCS customers have the ability to provide a Web store front with comparison tools, shopping cart, e-Commerce transaction processing and payment processing. OCS also provides suppliers with the capability to provide real-time pricing and availability to buyers as well as real-time transaction processing by integrating with supplier back-end ERP systems.

PRODUCT ARCHITECTURE

MAXIMO 5 components are built on Java technology, specifically the Java 2 Platform, Enterprise Edition (J2EE.) to take full advantage of today's enterprise environment. J2EE defines the standard for developing multi-tier enterprise applications. J2EE simplifies enterprise applications by basing them on standardized, modular components, by providing a complete set of services to those components, and by handling many details of application behavior automatically. MAXIMO is the first asset management solution to be developed on a standards-based pure-Internet architecture. MAXIMO, with its industry-leading, best-of-breed functionality, was designed with global operations organizations in mind.

J2EE provides application portability, scalability, interoperability and security models for Internet applications. For example, it has an extensive library of routines for Internet protocols like HTTP and FTP. This makes creating and managing network connections much easier, enabling applications to open and access objects across the Internet via URLs with the same ease as accessing a local file system. Also, because HTTP is a request-response protocol, individual requests are treated independently. Consequently, Internet applications need a mechanism for identifying a particular client and the state of any conversation it is having with that client. By providing session management capabilities, Web servers and applications servers can easily manage session states for Internet-based connections.

MAXIMO's use of open standards supports a broad range of server platforms, network operating systems and communications protocols. These open standards provide customers with the flexibility to match their computing resources to their needs, and facilitates tight integration to critical business systems. These also provide the ability to collaborate with virtually any procurement network, marketplace or one-on-one with suppliers.

The asset-centric procurement solutions use an Internet oriented, scaleable architecture to support a full Web browser-based environment. OCS allows communications between buyers and suppliers in a real-time manner, based on XML standards. The applications are hosted by the Company at an outsourced hosting facility.

STANDARDS BASED INTEROPERABILITY

Enterprises today are focused on operational and procedural efficiencies that will make them more competitive and responsive across the board. They require business systems that will address their business needs efficiently and adapt to changes as their business needs or environment changes. They require systems that will collaborate within their enterprise and with their partners and customers. Our MAXIMO 5 interoperability framework supports the more common collaboration patterns found between an asset management system like MAXIMO and other enterprise business systems. This allows enterprises to focus on their operational procedures and provides the flexibility on where to manage their business processes.

CUSTOMER SUPPORT

A high level of customer service and technical support is critical to customer satisfaction in our industry. Many of the Company's customers implement its products in complex, large-scale IT environments on which the success of their organizations depend. The Company believes that its approach to support has been and will continue to be a significant factor in the market acceptance of its products.

The Company employs a technical hot-line support staff of 110 employees operating out of the Company's corporate headquarters in Massachusetts and four international technical response centers located in the United Kingdom, Australia, Canada, and Brazil. Support services are provided on a seven-day week, 24-hour day basis using the UK, Australia and Bedford support centers. The Company also provides premium support via resources dedicated to meeting the needs of our larger Enterprise-wide clients. Premium Support is a fee-based service provided in addition to all of the standard support provided to all of our clients.

Subscribers to the Company's annual support contracts are entitled to receive
(i) customer service and technical support by telephone, fax, support on line via the Internet and electronic media (ii) a newsletter and periodic technical bulletins, (iii) an invitation to attend the Company's annual user group meeting and (iv) periodic software updates and software upgrades. Support contracts are a stable source of recurring revenue.

SERVICES

Implementation, Consulting and Training: The Company offers consulting services designed to assist customers in meeting the challenges of successfully implementing the Company's business solutions. The Company believes that its approach to services has been and will continue to be a significant factor in the market acceptance of its products. The Company employs a consulting and training staff of 297 employees. The Company's network of international distributors also provides services within their geographic territories.

The Company provides consulting services to assist customers in planning and carrying out the implementation of the Company's solutions. In some cases, customers install and implement MAXIMO systems and perform any necessary modifications themselves with only limited assistance from the Company. In other cases, particularly where an integrated solution is required, the Company provides comprehensive implementation planning, project management, network communications and system integration services. The Company also contracts with third-party consultants as needed in order to augment its services needs.

The Company conducts comprehensive training programs covering Company applications and concepts for its end-users. Training is offered at the Company's headquarters in Massachusetts and at regional centers located in California, Georgia, Virginia, Australia, France, Germany, Italy, Sweden, the United Kingdom and the Netherlands. The Company also offers on-site training classes at customer sites upon request. We also offer Computer-Based Training ("CBT"). CBT, while not intended to replace instructor-led courses, provides a series of distinct self-paced lessons.

CATALOG MANAGEMENT SERVICES: The Catalog Management Services organization has more than 20 years experience, has cataloged more than 20 million MRO line items at more than 1,000 locations in more than 25 countries and has serviced customers in a wide variety of industries. The Standard Modifier Dictionary
(SMD) is one of the world's most-widely used standard for the description of MRO equipment and general supply terms. The SMD helps customers to maintain world-class materials catalogs and cost-effectively manage their MRO inventories.

CUSTOMERS

The Company's customers are found in a broad range of vertical industries including: aviation, facility/property management, discreet and process manufacturing, public sector, oil and gas, transportation, utilities, financial services consumer/retail and professional services. The Company's products have been installed and are supported in all major markets worldwide. Local language support is provided in many of these markets.

SALES AND MARKETING

The Company markets its products in the United States through a marketing and direct sales organization of 154 persons operating out of its Massachusetts headquarters and sales offices located in California, Colorado, Florida, Georgia, Illinois, Maryland, Michigan, New Jersey, New York, Texas and Virginia. In addition, the Company markets its products outside the United States through a sales force of 133 persons from a network of sales offices in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, Sweden, Thailand and the United Kingdom and through distributors in parts of Africa, Asia, Europe, the Middle East and South America. Approximately 38%, 34%, and 39% of the Company's total revenues in fiscal 2002, 2001, and 2000, respectively, were derived from sales outside the United States. The United Kingdom represented 12%, 11%, and 11% of the sales outside the United States in fiscal 2002, 2001, and 2000, respectively. Approximately 7%, 8%, and 9% of the Company's total long-lived assets in fiscal 2002, 2001, and 2000, respectively, are located outside the United States.

The Company markets its products through advertising campaigns in national trade periodicals, direct mail, public relations activities, seminars and its Web site (http://www.mro.com). These efforts are supplemented by listings in relevant trade directories, exhibitions at trade shows and conference appearances. Initial leads are qualified by the tele-marketing operation before being turned over to either the direct sales force or tele-sales.

The sales cycle for strategic asset management products, from the initial sales presentation to the issuance of a purchase order, typically ranges from nine to twelve months. The Company believes that customers generally choose the Company's products and services based on the features they provide and upon a preference for the product architecture, implementation time, domain expertise and ease of use.

Delivery lead times for the Company's products are very short and, consequently, substantially all of the Company's software revenues in each quarter result from the orders received in the quarter. Accordingly, the Company only maintains a backlog for its consulting and training services and believes that its backlog at any point in time is not a reliable indicator of future sales and earnings.

STRATEGIC ALLIANCES

MRO Software's alliance program is designed to bring value to asset-intensive companies on a global basis through collaboration with world-class product and service partners. The alliance program enhances the Company's market reach while at the same time ensuring that exacting standards of quality are met in all partnering engagements. Management of our alliance partners is an important component of our business strategy and is planned to enhance our future revenue streams by broadening our market reach through the addition of partner resources.

Two compelling forces have driven MRO Software's need to refine and expand its alliance program. As the leading provider of strategic asset management solutions, we are experiencing: (1) increased customer demand for enterprise level solutions that can only be delivered in concert with partners; and (2) increased demand from leading systems integration and consulting firms to include MRO solutions as part of their enterprise engagements.

The Company works closely with major consulting and systems integrators and has formed alliances with such firms as IBM, A.T. Kearney, SAIC and Deloitte Consulting. During Fiscal 2002, the Company expanded its existing relationship with IBM, further broadening its market reach, vertical depth and technology offerings.

The Company also develops reseller (VAR and OEM) channels that supplement our direct sales force. We have VAR and OEM agreements with vendors such as Rockwell Automation, Johnson Controls, Inc., and ABB Service Worldwide (an affiliate of Asea Brown Boveri). Our VAR and OEM partners sell our MRO solutions, either under the MRO Software product names or on a re-branded basis, using their own sales force. Resellers are located around the world and supplement our direct sales force in territories where we do not have subsidiaries or a strong direct sales infrastructure.

In addition, the Company has partnerships with specific solution providers that offer a complementary solution to MAXIMO. These providers often address solution requirements specific to an industry vertical. Complementary Solution Provider ("CSP") and Complementary Enterprise Software Provider ("CESP") partners are partners whose software products or solutions enhance or extend MRO software offerings. The Company has CSP and CESP alliances with PeopleSoft, Inc., ActiveG, Computational Systems, Inc., Fisher Rosemount, Work Technology, VFA, Inc., Meridium, Inc., OSI Software Inc., Monitor Management Control Systems Ltd., Bentley Nevada and Matrikon.

The Company has technology partnerships with companies that offer technology complementary to our solutions. The Company re-brands and sells some of its technology partners' products on an OEM basis, such as Syclo in our MAXIMO Mobile Suite, while products from other technology partners are either embedded in our solutions or offered as separate add-ons. We select technology partners based on their technological expertise, and we seek partners with leading edge technology conducive to the advancements that we have planned for our own products and services. Some of our technology partners are IBM, Actuate, BroadVision, WebMethods, Verity, BEA Software and Oracle.

COMPETITION

The Company's suite of strategic asset management solutions has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. The current competitors include traditional Enterprise Resource Management providers such as SAP, Oracle and JD Edwards. Our competitors also include providers such as Datastream, and Indus International that focus on the EAM market, and Computer Associates and Peregrine Systems that focus on the IT asset management market.

PRODUCT DEVELOPMENT

The Company has made substantial investments in research and software product development. The Company's total product development expenses in fiscal years 2002, 2001 and 2000 were $26.9 million, $27.6 million and $21.3 million, respectively. The Company's research and development staff consists of 218 employees and a number of outside consultants. The Company's development organization is comprised of relatively small teams of senior level developers and engineers, who focus on different areas of development. The Company maintains development centers in Bedford, Massachusetts; London, Ontario; Grand Rapids, Michigan; Houston, Texas, and McLean, Virginia.

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

The Company will continue to work closely with customers to define and develop market-driven product enhancements. The Company's product development efforts have been focused on a standards-based component architecture written in the Java programming language. Moving beyond traditional client/server and three-tier architectures, an open, standards-based component architecture provides benefits in terms of greater flexibility, improved integration capabilities, lower "cost of ownership" in maintaining and application infrastructure, as well as improved developer productivity in both development and implementations. The Company will continue its efforts to integrate its products with major ERP systems, such as PeopleSoft, Oracle and SAP, to offer its clients a complete and flexible enterprise solution. The Company will continue to research and investigate new technologies that would complement the Company's product strategies in the future.

LICENSED TECHNOLOGY

The Company licenses and will continue to license certain software programs from third-party developers and incorporate them into the Company's products. These licenses are non-exclusive, generally worldwide licenses that terminate on varying dates.

PROPRIETARY RIGHTS AND LICENSES

The Company has registered a number of its trademarks with the United States Patent and Trademark Office. Registrations with equivalent offices in many foreign countries in which the Company or its distributors do business have been obtained or are in process. The Company has obtained one U. S. Patent (no. 6,325,522 B2) for inventory sharing as it relates to electronic commerce. The Company has filed a second patent application with the United States Patent and Trademark Office covering a proprietary system and method for representing structured information. The Company has filed or intends to file patent applications in other countries within key geographies for both.

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

PRODUCTION

The principal materials and components used in the Company's software products are CD-ROMs with documentation and occasionally hard copy installation guides. The Company occasionally uses third-party vendors to print user manuals, packaging and related materials. The majority of CD-ROM duplication is done by the Company's manufacturing and distribution facility located at its corporate headquarters. The Company also now offers documentation to its customers via its secured, customer support Web site. To date, the Company has been able to obtain adequate supplies of all components and materials and has not experienced any material difficulties or delays in manufacture and assembly of its products or materials due to product defects.

EMPLOYEES

The Company has 1,016 full-time employees including sales, marketing and related services, product research and development, customer support, training and consulting services, and finance, administration, information technology, human resources, manufacturing and office services. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

ITEM 2. PROPERTIES

The Company leases its corporate headquarters and its manufacturing and distribution facilities in Bedford Massachusetts. The leased facility consists of approximately 115,000 square feet. In October 2002, the Company and the Sublandlord agreed to extend the lease term until December 31, 2009. The average annual base rent is $1.1 million. Additionally, the Company estimates that its annual operating expenses under the recently renegotiated lease will be approximately $1,000,000, based on information currently available. The actual costs will depend on such factors as actual electricity usage, real estate taxes and operating costs. Under the terms of its lease, the Company has the ability to sublease the space. The Company leases additional sales offices in California, Colorado, Florida, Georgia, Idaho, Illinois, Maryland, Michigan, Missouri, New Jersey, New York, Tennessee, Texas and Virginia. The Company also leases offices for its international operations in, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore, Sweden, Thailand and the United Kingdom.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ National Market") under the symbol MROI. As of December 20, 2002, there were approximately 140 holders of record of the Company's Common Stock. Most of the Company's stock is held in street names through one or more nominees.

The following table sets forth the high and low per share sale prices of the Company's Common Stock, as reported on the NASDAQ National Market consolidated reporting system for each quarterly period within the two year period ended September 30, 2002.

   FISCAL 2002                      HIGH                         LOW
 First Quarter                     $25.84                      $ 8.43
Second Quarter                     $29.85                      $11.16
 Third Quarter                     $15.07                      $10.39
Fourth Quarter                     $12.30                      $ 6.65

   FISCAL 2001                      HIGH                         LOW
 First Quarter                     $14.00                       $8.14
Second Quarter                     $18.13                       $7.38
 Third Quarter                     $16.32                       $6.75
Fourth Quarter                     $17.15                       $9.35

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

Since the Company's initial public offering in 1994, the Company has not declared or paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to finance growth and therefore does not anticipate paying cash dividends in the foreseeable future.

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

                                                              YEAR ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------
(in thousands, except
 per share data)
                                          2002         2001            2000         1999        1998
                                          ----         ----            ----         ----        ----
Revenues                                $171,881     $185,450        $168,661     $145,665    $120,016
(Loss)/income from operations            (15,319)     (20,755)           (571)      24,333      12,902
Net (loss)/income                        (10,551)     (15,468)          2,102       17,880       6,222
Net (loss)/income per share, basic         (0.46)       (0.70)           0.10         0.87        0.32
Net (loss)/income per share, diluted       (0.46)       (0.70)           0.09         0.85        0.31
Shares used to calculate net (loss)/
 Income per share
Basic                                     23,171       22,148          21,682       20,459      19,865
Diluted                                   23,171       22,148          22,786       21,094      20,156
                                        --------     --------        --------     --------    --------

Total assets                             192,153      171,453         180,945      159,033     114,520
Long-term obligations                        405          150             171          282         906

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K, as well as documents incorporated herein by reference, may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements:
"expects", "anticipates", and "estimates". Forward-looking statements include, without limitation, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements for various reasons, include those discussed under the heading "Factors Affecting Future Performance" below. These forward-looking statements speak only as of the date of this Annual Report, and the Company disclaims any obligation to update such forward looking statements as a result of any change in circumstances or otherwise

OVERVIEW

MRO Software is a leading global provider of strategic asset management solutions. Strategic asset management is the management and optimization of assets that have a significant impact on customer operations and performance, including assets used in a company's production, facilities, fleet and Information Technology (IT) operations. The Company's integrated suite of software applications optimizes performance, improves productivity and service levels and enables asset-centric procurement. Our strategic asset management solutions include MAXIMO for the Enterprise Asset Management (EAM) market, MAXIMO MainControl for the IT Asset Management (ITAM) market and our Online Commerce Services (OCS) that enable asset-centric procurement capabilities.

During fiscal 2001, the Company operated in two reportable industry segments:
(1) the development, marketing and support of "Demand-Side" software products and services, consisting of MAXIMO Enterprise and MAXIMO Extended Enterprise and
(2) the development, marketing and support of "Supply-Side" software products and services, consisting of Enterprise Catalog Management and OCS.

At the beginning of fiscal 2002, the "Demand-Side" product offerings were re-named Strategic MRO, and the "Supply-Side" product offerings were split into two distinct product groups: Enterprise Catalog Management and OCS. As all of these products were complementary to one another, the Company repositioned to one reportable industry segment. In June 2002, we acquired MainControl, Inc. and its IT asset management product, MC/Empower (re-branded MAXIMO MainControl). During the course of the fiscal year, we also began incorporating portions of our e-Commerce technologies into MAXIMO and we redefined our OCS and Enterprise Catalog Management solution, creating an asset-centric procurement solution that would complement our asset management solutions (MAXIMO and MAXIMO MainControl). We offer a single integrated suite of complementary products and services that enable our customers to manage all of their critical capital assets throughout their respective lifecycles of planning, procurement, deployment, tracking, maintenance and retirement.

All segment-reported financial information contained in this report has been restated to reflect the Company's repositioning to one industry segment, effective in the first quarter of fiscal year 2002. The Company's management assesses operating results on an aggregate basis to make decisions about the allocation of resources. As a result, we have redefined our one reportable industry segment as Strategic Asset Management. Certain prior year financial statement items have been reclassified to conform to the current year presentation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial conditions and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies.

Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported condition and results of operations, include revenue recognition, estimating the allowance for doubtful accounts, deferred tax assets, and the valuation of long-lived assets.

REVENUE RECOGNITION

The Company licenses its software products under noncancellable license agreements. Software license fee revenues are generally recognized upon contract execution and shipment, provided collection of the resulting receivable is deemed probable, the fees are fixed or determinable, and no significant modification or customization of the software is required. Services revenues are comprised of consulting and training fees related to installation of the Company's software solutions, maintenance/support ("PCS") contracts for software solutions, content management and cataloging services, annual commerce and transaction fees, and subscription based fees related to the Company's Online Commerce Services ("OCS") business. Consulting, training, content management and cataloging services are generally recognized as the services are performed. PCS revenues are recognized ratably over the term of the agreement, generally one year. Customers typically subscribe to OCS on an annual basis and revenue is recorded as services revenue and recognized on a straight-line basis over the applicable subscription period.

The Company's multi-element arrangements could include the following three elements: (a) software license, (b) PCS, and (c) consulting, training and other services ("services"). Revenue is allocated to the elements of the arrangement based upon the vendor specific objective evidence ("VSOE") of fair value of each element. The Company uses the residual method to recognize its software license revenue, because while we are able to determine the VSOE of fair value of PCS and services, we are unable to determine the VSOE of the fair value of software licenses. Under the residual method, the fair value of undelivered elements (PCS and/or services) is deferred and recognized when the PCS and/or services are delivered. The difference between the amount of the total arrangement and the amount attributable to the undelivered elements (PCS and/or services) is recognized as software license revenue. VSOE is established for PCS and is based on the price of PCS when sold separately. The PCS renewal rate is a relatively consistent percentage of the stipulated software license fee, offered to all customers. VSOE for consulting services is based on fixed hourly rates set according to the skill level of the consultant required. VSOE for training services is based on an established per-student fee structure. For those multi-element arrangements, where we cannot establish VSOE for the undelivered elements, the software license value is recognized together with the consulting services over the period the consulting services are provided. Contract accounting is applied to any arrangement that includes significant customization or modification of the software.

Revenue for services is generally recognized as the services are performed. If there is significant uncertainty about receipt of payment, revenue is deferred until the uncertainty is sufficiently resolved. In situations that involve disputes, any conceded amounts are written off against revenue in the period that the dispute is resolved.

Our customers do not have any right of return except as stipulated under a standard 90-day warranty that runs concurrent with PCS. The Company does not maintain any reserves with respect to this warranty based on a history of high performance of our software. On the rare occasion that a customer insists on conditions of acceptance, the Company defers revenue until the customer's acceptance is obtained and the condition has been satisfied.

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are net 30 days. Payment terms that extend beyond net 30 days from the contract date but are within twelve months are generally deemed to be fixed or determinable based on our successful history of collecting on such types of arrangements. Total accounts receivable with extended payment terms were $3.8 million as of September 30, 2002. For those customers who are deemed not to be credit-worthy, revenue is deferred until payment is received.

Revenue from products sold through indirect channels ("resellers") is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectibility is probable and the fee is fixed or determinable. Revenue is recorded net of any commissions or discounts. Our resellers do not have any right of return beyond the standard 90-day performance warranty that runs concurrent with PCS.

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

The Company maintains allowances for doubtful accounts, which reflects the Company's estimate of the amounts owed by customers that customers will be unable or otherwise fail to pay. Management performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary. The Company believes that the current estimate of allowances for doubtful accounts recorded as of September 30, 2002, adequately covers any potential credit risks. However, if the financial condition of our customers deteriorates and their payment defaults exceed our estimates, then we may need to increase our allowance reserves, which will result in a charge to income in the period that the adjustment is made.

The Company did not record a provision for estimated sales returns. Based on our history of sales returns and an analysis of credit memos, we determined that a provision was not needed. If the historical data we used to calculate the basis for a provision does not properly reflect future returns, then a provision for returns will be recorded in the period that such a determination is made.

DEFERRED INCOME TAXES

The Company accounts for income taxes under the asset and liability approach for accounting and reporting for income taxes in accordance with FAS 109. The Company computes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company continually assesses the realizability of its deferred tax asset. A valuation allowance is recorded to reduce deferred tax assets to the amount of future expected tax benefit when it is more likely than not to be realized. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance for the Company consists of our recent cumulative operating losses. However, since these operating losses are attributable to several charges that we believe are non-recurring in nature, the Company has not recorded a valuation allowance in relation to these losses. The non-recurring charges contributing to the Company's recent cumulative operating losses consist of goodwill amortization from recent acquisitions and a large initial investment into the Internet e-Commerce market. Positive evidence that would negate the need for a valuation allowance consists of the projection of future pre-tax profits and a strong earnings history for the Company prior to these operating loss years. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such a determination is made. The net deferred tax asset amount recorded as of September 30, 2002 is $11.7 million.

The Company has established a valuation allowance with respect to certain Canadian net operating loss carryforwards, the net operating losses acquired from Applied Image Technologies, Inc. (AIT), and various State net operating loss carryforwards. The valuation allowance was based upon expected earnings within individual tax jurisdictions and statutory limitations imposed by tax jurisdictions, which will more likely than not reduce our ability to realize the net operating loss carryforwards. These valuation allowances are $156 thousand, $1.6 million and $581 thousand, respectively.

VALUATION OF LONG-LIVED ASSETS

Long-lived assets are amortized over their estimated useful lives. The Company periodically reviews its long-lived assets, including intangible assets resulting from acquisitions, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company estimates whether future cash flows expected to result from the use of assets exceed the carrying amount of the assets. In the event that the Company judges that an impairment exists, all or a portion of the asset will be written-off based on the amount by which the carrying amount exceeds the fair value of the asset. In order to determine the fair value, the Company obtains quoted market prices or utilizes valuation techniques, such as discounted cash flows. The Company's products and businesses are operated as a single product suite and do not maintain separate cash flows or operating margins. As of September 30, 2002, all remaining goodwill has been assigned to one reporting unit and will be reviewed for impairment at the entity level.

The Company also periodically assesses the useful life of its fixed assets and intangibles and may in the future need to adjust the life of an asset and write-it off.

ACQUISITIONS

On June 14, 2002, the Company completed the acquisition of MainControl, Inc. ("MainControl"), a provider of IT asset management solutions. The purpose of the acquisition was to expand the Company's product base and enable us to offer products that manage a broader range of an enterprise's strategic assets. The Company reports the revenues of IT asset management with its Strategic MRO product offering and has re-named this combined product offering strategic asset management. Under the terms of the acquisition agreement, the Company acquired all outstanding equity of MainControl for a combination of MRO common stock and cash. The Company paid $2.8 million in cash and issued 1,096,296 shares valued at $13.80 per share. The share price was calculated by averaging the closing price of a share of MRO Software's stock for five days before and five days after the announcement date of the merger, as reported by the NASDAQ National Market. The total purchase price, including transaction expenses of $784 thousand, was $18.6 million. An additional amount of $700 thousand is payable contingent upon reaching certain revenue thresholds through December 2002; $420 thousand of the contingent amount has been paid and recorded as goodwill at September 30, 2002. If the remaining $280 thousand of contingent payments are made, the Company will account for the payments as additional purchase price and will allocate it to goodwill. The Company allocated the purchase price as such:
$3.7 million to current and other assets, $3.1 million to acquired technology, $1.2 million to customer contracts, $100 thousand to backlog, $200 thousand to software documentation, $700 thousand to a non-compete agreement, $15.8 million to goodwill, and $6.2 million to current liabilities. The purchase price allocation was based on then-current intentions for future use of the acquired assets, estimate of future projected cash flows, analysis of historical financial results and review of customer contracts. Acquired technology will be amortized over six and one-half years, customer contracts will be amortized over four years, backlog will be amortized over one year, software documentation will be amortized over three years and the non-compete agreement will be amortized over two years.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                                YEAR ENDED SEPTEMBER 30,
                                                        ------------------------------------------
                                                        2002                2001              2000
                                                        ----                ----              ----
Revenues:
     Software                                             29%                 33%               42%
     Support and services                                 71                  67                58
                                                        ----                ----              ----
     Total revenues:                                     100                 100               100
Total cost of revenues                                    40                  41                35
                                                        ----                ----              ----
Gross profit                                              60                  59                65
                                                        ----                ----              ----
Operating expenses:
     Sales and marketing                                  34                  38                40
     Product development                                  16                  15                13
     General and administration                           11                  11                 9
     Amortization of goodwill
      and other intangibles                                8                   6                 4
                                                        ----                ----              ----
Total operating expenses:                                 69                  70                66
                                                        ----                ----              ----
Loss from operations                                      (9)                (11)               (1)
Other income                                               1                   1                 2
                                                        ----                ----              ----
(Loss)/income before income taxes                         (8)                (10)                1
Benefit for income taxes                                  (2)                 (2)               --
                                                        ----                ----              ----
Net (loss)/income                                         (6)%                (8)%               1%
                                                        ----                ----              ----

REVENUES

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services. The Company has organized its product offerings into three categories: (1) Asset management products and services, (2) Enterprise Catalog Management products and services and (3) Online Commerce Services. Our Asset management products consist of the MAXIMO and MAXIMO MainControl software products and services. Enterprise Catalog Management products consist of content normalization/cataloging software products and services and the Collego Catalog Manager software products and services. Online Commerce Services are the hosted solutions that enable manufacturers and suppliers to engage in online commerce according to their needs.

                                        Fiscal                   Fiscal                  Fiscal
                                         Year                     Year                    Year
                                        Ended       Change        Ended      Change       Ended
(in thousands)                          9/30/02        %        9/30/01         %        9/30/00
---------------------------------------------------------------------------------------------------
Software licenses                      $ 49,035      (20)%     $ 61,337       (14)%     $ 70,987
Percentage of total revenues                 29%                     33%                      42%

Support and services                   $122,846       (1)%     $124,113        27%      $ 97,674
Percentage of total of revenues              71%                     67%                      58%

Total revenues                         $171,881       (7)%     $185,450        10%      $168,661

FISCAL 2002 COMPARED TO FISCAL 2001: Software license revenues decreased 20% in fiscal 2002 as compared to fiscal 2001. The decrease in fiscal 2002 was mainly attributable to a decrease in MAXIMO software license revenues. MAXIMO software license revenues decreased 25% to $45.6 million in fiscal 2002 from $60.7 million in 2001. The Company attributes this decrease to a continued slowdown in its customers' IT spending, slower than expected adoption of MAXIMO 5, and overall adverse economic conditions. The Company recognized $2.7 million of software license revenues related to its IT asset management product (MAXIMO MainControl) that was acquired from MainControl, Inc. in June 2002. Enterprise Catalog Management software licenses increased 23% to $708 thousand in fiscal 2002 from $577 thousand in fiscal 2001. The Company has not yet realized any software license revenue from its Collego Catalog Management product, which was acquired in August 2001. This product has been incorporated into OCS and has not been offered for sale as a stand-alone product since July 2002.

Support revenues were $55.3 million and $47.3 million in fiscal 2002 and 2001, respectively. Support revenues have increased as a result of an increase in the number of MAXIMO customers and a strong renewal rate for maintenance contracts. Approximately 94% of our customers renewed their annual maintenance contracts. MAXIMO support revenues were $54.3 million and $46.4 million in fiscal 2002 and 2001, respectively. The Company recognized $807 thousand of support revenues related to its MAXIMO MainControl product that was acquired from MainControl, Inc. in June 2002. Enterprise Catalog Management support revenues decreased 23% to $173 thousand in fiscal 2002 from $225 thousand in fiscal 2001. The decline in Enterprise Catalog Management support revenues is due to a relatively weak renewal rate and a small number of customers.

Service revenues were $67.5 million and $76.8 million in fiscal 2002 and 2001, respectively. MAXIMO service revenues decreased 3% to $58.5 million from $60.4 million in fiscal 2002 and 2001, respectively. The decrease from fiscal 2001 to fiscal 2002 is primarily due to a decline in MAXIMO software licenses sold, which reduced the demand for services related to customer implementations. The Company derives a large portion of its services revenues from the implementation of MAXIMO software that has recently been sold to new customers, and our services revenues are therefore driven largely by our MAXIMO license sales. The Company recognized $793 thousand of service revenues related to its MAXIMO MainControl product that was acquired from MainControl, Inc. in June 2002. Enterprise Catalog Management service revenues decreased 67% to $4.8 million in fiscal 2002 from $14.5 million in fiscal 2001. Enterprise Catalog Management services revenues consists of content normalization services, and the decrease in these revenues is due to a continued decrease in demand for these services, and a stagnant e-commerce market. Also, in fiscal 2001, $7.2 million of Enterprise Catalog services revenue was attributable to a single large contract for content normalization/cataloging services that did not recur in fiscal 2002. The Company expects service content normalization/cataloging revenues to continue to decline, and does not consider these services as being strategically aligned with the Company's primary MAXIMO business.

OCS support and service revenues increased 36% to $3.4 million in fiscal 2002 from $2.5 million in fiscal 2001. The increase is primarily attributable to a single large subscription contract for $1.5 million, which is being recognized ratably over the 18-month term of the contract. While this service offering has experienced moderate growth over prior periods, the adoption rate of these services by the industrial supplier community continues to be slower than originally anticipated, and stagnant. The Company will maintain its investment in this solution commensurate with the level of sales, while simultaneously controlling operating and administrative expenses.

FISCAL 2001 COMPARED TO FISCAL 2000: Software license revenues decreased 14% in fiscal 2001 as compared to fiscal 2000. The decrease in fiscal 2001 was primarily attributable to our change to an ASP subscription model for our Online Commerce ("OCS") products and a decline in revenue sales from our Enterprise Catalog Management products, offset in part by an increase in Strategic MRO software licenses (MAXIMO), as more fully described below.

         (1) Change to ASP Model for OCS (Supply-Side) Products. In fiscal 2001, with the high-end of the market for supply-side on-line commerce software saturated, the Company began to target the low-end of the market and transitioned to an ASP subscription model for its Supply-Side OCS products, which was more appropriate to the low-end of the market. The change to an ASP model combined with the focus on a different supplier market affected the Company's customer base and its revenues for fiscal 2001 as follows: (a) the Company's customer base was broadened from a smaller number of relatively large industrial suppliers purchasing perpetual licenses of Supply-Side products at a high price point, to greater numbers of relatively small suppliers, purchasing annual subscriptions to these products at a low price point, and (b) we changed from recording revenues as upfront perpetual software licenses to recording revenues as services, ratably over the service period, which is generally one year. The change to an ASP model, combined with the change in focus to a new supplier market, resulted in a decrease of software revenues from our Supply-Side OCS products. In fiscal 2000, the Company recorded revenue of $8.6 million from its sales of perpetual licenses of its Supply-Side OCS products. During all of fiscal 2001, the Company recorded all revenue from its Supply-Side OCS products as service revenues. This change in the target market segment and sales model accounts for $8.6 million of the decline in Supply-Side software license revenues.

         (2) ENTERPRISE CATALOG MANAGEMENT (INTERMAT). The Company recognized $7.4 million of INTERMAT software revenues in fiscal 2000, of which $7.2 million was attributable to one large customer transaction that was non-recurring. The Company recognized only $577 thousand of INTERMAT software revenues in fiscal 2001. This decline in INTERMAT software sales accounts for $6.8 million of the decline in Supply-Side software license revenues.

         (3) MAXIMO. MAXIMO software licenses increased 10% to $60.7 million from $55.0 million in fiscal 2001, which partially offset the foregoing decreases. The increase was attributable to several large software licenses in excess of $1 million sold in North America and Europe.

Support revenues were $47.3 million and $36.6 million in fiscal 2001 and 2000, respectively. Support revenues increased as a result of an increase in the number of MAXIMO customers supported by the Company and a strong renewal rate for maintenance contracts. MAXIMO support revenues were $46.4 million and $35.9 million in fiscal 2001 and 2000, respectively. Enterprise Catalog Management support revenues were $225 thousand and $64 thousand in fiscal 2001 and 2000, respectively. The increase in Enterprise Catalog support revenues is attributable to the sequential increase in the number of licenses sold.

Service revenues were $76.8 million and $61.1 million in fiscal 2001 and 2000, respectively. MAXIMO service revenues increased 15% to $60.4 million in fiscal 2001 from $52.3 million in fiscal 2000, respectively. The increase was primarily due to an increase in MAXIMO software licenses sold, which positively impacted the demand for services related to customer implementations. Enterprise Catalog Management service revenues increased 99% to $14.5 million in fiscal 2001 from $7.3 million in fiscal 2000. In fiscal 2001, $7.2 million of Enterprise Catalog services revenue was attributable to a single large contract for content normalization/cataloging services.

OCS support and service revenues increased 19% to $2.5 million from $2.1 million in fiscal 2001 and 2000, respectively. OCS revenues represent subscription based service fees. Customers typically subscribe to OCS on an annual basis and revenue is recorded as services revenue and recognized on a straight-line basis over the applicable subscription period.

COST OF REVENUES

                                        Fiscal                 Fiscal                   Fiscal
                                         Year                   Year                     Year
                                         Ended      Change      Ended        Change      Ended
(in thousands)                          9/30/02       %        9/30/01         %        9/30/00
------------------------------------------------------------------------------------------------------
Software licenses                       $ 7,012       50%      $ 4,685        (13)%     $ 5,390
Percentage of software licenses              14%                     8%                       8%

Support and services                    $61,862      (12)%     $70,423         31%      $53,651
Percentage of support and services           50%                    57%                      55%

Total cost of revenues                  $68,874       (8)%     $75,108         27%      $59,041
Percentage of total revenues                 40%                    41%                      35%

FISCAL 2002 COMPARED TO FISCAL 2001: Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. The increase in the cost of software license revenues in fiscal 2002 as compared to fiscal 2001 was due to a $1.7 million increase in royalties and software purchased for resale related to our MAXIMO Mobile Suite, and a $750 thousand increase in amortization of acquired technology.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues was $8.5 million and $8.7 million in fiscal 2002 and 2001, respectively. Cost of support revenues as a percentage of total support revenues was 15% and 18% in fiscal 2002 and 2001, respectively. The decrease in cost of support revenues was attributable to a decrease in number of internal resources allocated to support the OCS operations center, which was implemented in recognition of the slower than anticipated adoption of these services.

Cost of service revenues was $53.4 million and $61.7 million in fiscal 2002 and 2001, respectively. The decrease in cost of service revenues was primarily attributable to a $9.0 million decrease for the costs of third party consultants implementing the Company's products, a decrease of $1.5 million in travel costs and an overall decrease in discretionary spending. Offsetting this decrease was a charge of $2 million for employee termination and other costs related to the reduction in workforce for our OCS and Enterprise Catalog Management businesses. Our services backlog in fiscal 2002 decreased compared to prior periods, and as a result we utilized more in-house consultants to perform services instead of third parties. Cost of service revenues as a percentage of total service revenues was 79% and 80% in fiscal 2002 and 2001, respectively.

FISCAL 2001 COMPARED TO FISCAL 2000: The decrease in the cost of software license revenues in fiscal 2001 as compared to fiscal 2000 was primarily attributable to a $2.0 million decrease in royalties and software purchased for resale related to our MAXIMO Mobile Suite, offset by a $2.8 million increase in amortization of acquired technology.

The increase in cost of support revenues in fiscal 2001 as compared to fiscal 2000 was attributable to an increase in the number of internal resources allocated to support the OCS operations center. Cost of support revenues as a percentage of total support revenues was 18% and 22% in fiscal 2001 and 2000, respectively.

Cost of service revenues was $61.7 million and $45.5 million in fiscal 2001 and 2000, respectively. The increase in cost of service revenues was primarily attributable to an increase of $10.0 million in the costs of third party consultants related to a large contract for software catalog/content management services, $4.0 million attributable to the costs of third party consultants implementing our MAXIMO product, and $2.0 million related to reimbursable travel expenses. Cost of service revenues as a percentage of total service revenues was 80% and 74%, respectively. The increase in cost of service revenues as a percentage of total services revenues is attributable to higher utilization of third party consultants, therefore, impacting service margins.

OPERATING EXPENSES

                                         Fiscal                  Fiscal                   Fiscal
                                          Year                    Year                     Year
                                         Ended      Change       Ended       Change       Ended
(in thousands)                          9/30/02       %         9/30/01        %         9/30/00
-----------------------------------------------------------------------------------------------------
Sales and marketing                     $58,806      (18)%      $71,651         7%       $66,870
Percentage of total revenues                 34%                     39%                      40%

Product development                     $26,897       (2)%      $27,559        29%       $21,288
Percentage of total revenues                 16%                     15%                      13%

General and administrative              $19,698      .06%       $19,573        29%       $15,131
Percentage of total revenues                 11%                     11%                       9%

Amortization of goodwill and
other intangibles                       $12,925      .05%       $12,314       .04%       $ 6,902
Percentage of total revenues                .08%                    .07%                     .04%

FISCAL 2002 COMPARED TO 2001: The decrease in sales and marketing expenses in fiscal 2002 as compared to 2001 was primarily attributable to a $3.0 million decrease in travel costs, a $5.0 million decrease in sales commissions due to the decrease in MAXIMO software license revenues, a $1 million decrease in advertising expenses, and an overall decrease in discretionary spending. Also, in fiscal 2001, the Company issued a warrant valued at $3.3 million to i2 Technologies, Inc and recorded this as a one-time sales and marketing expense.

The decrease in product development expenses was attributable to a decrease in the cost of purchased software and an overall decrease in discretionary spending. The Company will continue to make enhancements to MAXIMO 5, as well as its other product offerings.

General and administrative expenses increased slightly in fiscal 2002 as compared to fiscal 2001. While certain expenses such as insurance premiums and accounting and tax fees have increased year over year in the amount of $600 thousand, the Company has offset these increases with an overall decrease in discretionary spending. Also, in fiscal 2001, the Company paid $650 thousand to W.W. Grainger, Inc. as a one-time payment for the repurchase of a stock option agreement.

FISCAL 2001 COMPARED TO 2000: The increase in sales and marketing expenses in fiscal 2001 as compared to fiscal 2000 was primarily attributable to a $2.1 million increase in sales commissions due to an increase in MAXIMO software license revenues, and a one-time charge of $3.3 million for a warrant issued to i2 Technologies, Inc. in fiscal 2001, partially offset by a $1.0 million decrease in travel costs and a $500 thousand decrease in advertising expenses.

The increase in product development expenses in fiscal 2001 as compared to fiscal 2000 was primarily attributable to an increase in the number of employees hired through acquisitions to further develop our e-commerce products and make enhancements to the Company's MAXIMO products, as well as, a $2 million increase in costs to translate our software product into foreign languages.

The increase in general and administrative expenses in fiscal 2001 as compared to fiscal 2000 was primarily due to salaries and related benefits, as well as, other expenses to support the increasing revenues and global expansion of the Company in fiscal 2001. In fiscal 2001, the Company paid $650 thousand to W.W. Grainger, Inc. as payment for the repurchase of a stock option agreement. Also contributing to the increase was an additional provision for bad debt expenses to cover foreign receivables and the write-off of $1 million receivable from a company that filed for bankruptcy protection.

FISCAL 2002 COMPARED TO 2001 AND 2000 (GOODWILL AND OTHER INTANGIBLES): The increase in goodwill and other intangibles amortization expense in fiscal 2002, 2001 and 2000 were attributable to the acquisition of businesses.

NON-OPERATING EXPENSES

                                         Fiscal                 Fiscal                   Fiscal
                                          Year                   Year                     Year
                                         Ended      Change      Ended       Change       Ended
(in thousands)                          9/30/02       %        9/30/01        %         9/30/00
-----------------------------------------------------------------------------------------------------
Interest income                          $974        (39)%      $1,594        (49)%      $3,114
Other (expense)/income, net              $(94)      (121)%      $ (450)      (165)%      $  686

FISCAL 2002 COMPARED TO 2001: Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. Due to unfavorable interest yields, the Company did not reinvest its portfolio with short-term treasuries and municipal bonds. The Company instead has reinvested its cash in short-term securities such as money market funds until rates rise on securities. The change in other income/(expense) was primarily due to losses caused by currency rate fluctuations.

FISCAL 2001 COMPARED TO 2000: The decrease in interest income was attributable to a reduction in marketable securities and cash equivalents, which occurred because the Company expended cash in the acquisitions of businesses. The change in other income/(expense) was primarily due to a one-time gain of $1.7 million for the sale of a short-term investment in fiscal 2000 that was not repeated in fiscal 2001 and losses caused by currency rate fluctuations.

INCOME TAXES

The Company's effective tax rate was a benefit of 27% and 21% for fiscal 2002 and 2001, respectively. The difference between the effective tax rates and the federal statutory tax rate of 35% is due to the non-deductible nature of certain intangible and goodwill amortization expenses and the impact of foreign rate differentials.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had cash and cash equivalents of $67.3 million and marketable securities of $500 thousand and working capital of $58.1 million.

Cash provided by operations was $16.5 million for the twelve months ended September 30, 2002 primarily attributable to the collection of accounts receivables, deferred revenue of $5.5 million, and a federal tax refund of approximately $5 million.

Cash provided by investing activities was $1.4 million for the twelve months ended September 30, 2002 and was primarily due to the maturities of marketable securities, offset by the expenditure of $2.8 million in cash for the acquisition of MainControl, Inc. and the acquisition of fixed assets.

Cash provided by financing activities was $6.8 million for the twelve months ended September 30, 2002 and represents proceeds from the exercise of employee stock options.

As of September 30, 2002, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. Under the terms of the U.S. lease agreement, the Company favorably renewed its lease for reduced rates through December 31, 2009. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through September 2007.

The Company leases its office facilities under operating lease agreements, which expire at various dates through June 30, 2019. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense under these leases was $6.5 million, $6.6 million, and $6.0 million for fiscal 2002, 2001 and 2000, respectively.

The operating leases provide for minimum aggregate future rentals as of September 30, 2002 as follows:

(in thousands)
2003.................................................................  $ 4,872
2004.................................................................    3,476
2005.................................................................    2,972
2006.................................................................    2,821
2007 and thereafter..................................................   22,166
                                                                       -------
                                                                       $36,307
                                                                       =======

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology.

The Company expects that its cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 2003. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations, leaving its cash reserves available for acquisitions, other investments and unanticipated expenditures. The Company has no debt obligations. The factors, which might impact the Company's cash flows, are the same factors as those, which might impact the Company's business and operations generally, as described below under the heading "Factors Affecting Future Performance". Should the Company experience a downturn in cash flows from operations, the Company's cash and marketable securities will be sufficient to meet its working capital and planned capital expenditure requirements through at least September 30, 2003.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets are subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The Company will adopt SFAS 142 effective October 1, 2002. Upon adoption of SFAS 142, goodwill will no longer be amortized and assembled workforce will be combined with goodwill. As of September 30, 2002, the unamortized balance of goodwill is $46.4 million. The Company will be required to measure goodwill for impairment as part of the transition provision of SFAS
142. The Company is required to complete transition impairment tests no later than March 31, 2003. Any impairment, if any, resulting from these transition tests will be recognized as the cumulative effect of a change in accounting principle. As of September 30, 2002, the unamortized balance of intangibles and other identifiable assets is $12 million, which will continue to be amortized upon adoption of SFAS No 142.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address issues relating to the implementation of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for the Company commencing October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations and cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company will adopt SFAS 146 on October 1, 2002 and does not expect that the adoption will have a material impact on its financial position, results of operations or cash flows.

FACTORS AFFECTING FUTURE PERFORMANCE

The nature of forward-looking information is that such information involves significant assumptions, risks and uncertainties. Certain public documents of the Company and statements made by our authorized officers, directors, employees, agents and representatives, acting on behalf of the Company, may include forward-looking information, which will be influenced by the factors described below, and by other assumptions, risks and uncertainties. Forward-looking information is based on assumptions, estimates, forecasts and projections regarding the Company's future results as well as the future effectiveness of the Company's strategic plans and future operational decisions. Forward-looking statements made by or on behalf of the Company are subject to the risk that the forecasts, projections, and expectations of management, or assumptions underlying such forecasts, projections and expectations, may become inaccurate. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by or on behalf of the Company. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results and actions to differ materially from forward-looking statements.

OUR INABILITY TO KEEP PACE WITH THE RAPID CHANGES IN TECHNOLOGY THAT CHARACTERIZE OUR INDUSTRY WOULD DAMAGE OUR COMPETITIVE POSITION.

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements by us and by our competitors. Our success depends on our ability to continue to enhance our current products, and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and changing industry standards, and achieve market acceptance. In particular, we believe that we must continue to respond quickly to users' needs for new functionality and to advances in hardware and operating systems, and that we must continue to create products that conform to industry standards regarding the communication and interoperability among software, hardware and communications products of different vendors. If we fail to anticipate or respond adequately to technological developments and changes in customer requirements, or if we have any significant delays in product development or introduction, then we could lose competitiveness and revenues. We cannot give any assurance that we will be successful in developing and marketing new products or product enhancements, or that we will not experience significant delays in our development efforts. In addition, we cannot give any assurance that our new products and product enhancements will achieve market acceptance. Finally, when we develop new products or enhancements to our existing products, it is possible that potential customers will defer or delay their decisions to purchase existing products while the newer products and enhancements are being developed, released and proven in the market. Such delays could have a material, adverse impact on ongoing sales of existing products, and on the Company's business and our results of operations.

WE DEPEND SUBSTANTIALLY ON OUR MAXIMO(R) PRODUCT, AND ANY DEVELOPMENTS THAT CAUSED REDUCED MARKET ACCEPTANCE OF MAXIMO WOULD HARM OUR BUSINESS.

Most of our revenues are derived from the licensing of our MAXIMO family of products and sales of related services and support. Our financial performance depends largely on continued market acceptance of MAXIMO, and on the acceptance and market penetration of MAXIMO 5, the new Internet-centric version of MAXIMO. We believe that continued market acceptance of MAXIMO, and our revenue stability and growth, will largely depend on our ability to continue to enhance and broaden the capabilities of MAXIMO 5, both by broadening the core MAXIMO functionality and developing specialized functionality targeted at key customer industries. Any factor adversely affecting sales of MAXIMO, such as delays in further development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition or negative evaluations of the product would have a material adverse effect on the Company's business and our results of operations. In addition, as with any new software product, it is possible that our customers will experience difficulties in implementing MAXIMO 5 and achieving the desired performance, either as a result of the inherent instability of new technology, or of a perceived shortfall in the functionality of a new product in comparison with the prior, more mature versions. If our MAXIMO 5 customers have difficulties installing and using the software or if they are not satisfied with the performance or functionality of MAXIMO 5, and if we were therefore unable to obtain customer references, our MAXIMO sales would suffer, which would have an adverse impact on our business and our results of operations.

THE MARKET ADDRESSED BY OUR MAXIMO MAINCONTROL PRODUCT IS IN TURMOIL, AND A SIGNIFICANT NEW COMPETITOR MAY EMERGE.

Our MAXIMO MainControl product is targeted at the IT asset maintenance market. In the past, Peregrine Systems, Inc. had the biggest single share of this market; Peregrine recently filed for bankruptcy protection. As a result of Peregrine's bankruptcy, some prospective MAXIMO MainControl customers have questioned the validity of the market, and some have adopted a "wait and see" attitude towards purchasing products in this market. The ultimate disposition of Peregrine's IT asset-related business may have a detrimental affect on the Company's ability to market its MAXIMO MainControl product. If Peregrine successfully emerges from bankruptcy with streamlined operations and without the burden of its pre-bankruptcy liabilities, the Company may be faced with a stronger competitor. During the bankruptcy process, Peregrine may auction off its IT asset-related business, and the buyer could become a significant competitor of the Company in this market. This new competitor may have previously been a competitor of the Company, or it may be a new entrant in the Company's competitive landscape. There is considerable uncertainty about the future of Peregrine's IT asset-related business, and the prospects for the IT asset maintenance market and the Company's ability to market and sell MAXIMO MainControl may be affected by the outcome of Peregrine's bankruptcy proceedings. The Company has included sales of MAXIMO MainControl in its projections and guidance for fiscal 2003, and if the ITAM market or Peregrine's bankruptcy has an adverse affect on MAXIMO MainControl sales, there could be an adverse impact on our business and results of operations.

OUR ONLINE COMMERCE SERVICES OFFERING MAY DECLINE FURTHER.

Our OCS business is dependent on the success and growth of the online business-to-business market in general, and OCS operations and revenues have declined as the market for business-to-business e-Commerce platforms and supporting solutions has experienced significant turmoil, general downturn, and demand for these solutions has been sharply reduced. There is no clear indication of whether or when this market may re-emerge, or the direction that it may take. As a result, we cannot predict whether or when solutions that enable business-to-business e-Commerce, marketplaces or exchanges, such as OCS, will gain acceptance and be adopted on a repeated or predictable basis. We are unlikely to see any growth in revenues from our OCS solutions until the markets for business-to-business solutions in general, and for e-Commerce initiatives related to industrial products and services in particular, stabilize, move and grow in an understandable and predictable direction and our existing OCS revenues may be reduced further if these markets continue to decline.

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

We have entered into strategic relationships with various larger companies, such as IBM Corporation, i2 Technologies, Inc., Rockwell Automation, A.T. Kearney, Inc., and others. In order to generate incremental revenue through these relationships, we must integrate our products and solutions with those of the other companies. Each party to those strategic relationships must coordinate with and support each other's sales and marketing efforts, and each party must make significant sales and marketing efforts. In addition, we have agreed to develop a version of MAXIMO, which will operate with IBM's Websphere, AIX and DB2 products, and to market the IBM versions of our products in preference to other versions. MAXIMO sales will therefore be affected by the success and acceptance of the IBM Websphere, AIX and DB2 products relative to those of IBM's competitors. We may experience difficulties in gaining market acceptance of the IBM version of our products, and difficulties in integrating and coordinating our products and sales efforts with those of IBM. Finally, our alliance with IBM may be viewed negatively by customers or prospects that have not adopted the IBM technology platform, and competitive alliances may emerge among other companies that are more attractive to our customers and prospective customers.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND TO SEASONAL VARIATION.

We have experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results, which may negatively impact the price of our stock. We believe that these quarterly fluctuations are partly attributable to our sales commission policies, which compensate members of our direct sales force for meeting or exceeding annual quotas, and therefore tend to influence our fourth and first quarter revenues. In addition, our quarterly revenues and operating results have fluctuated historically due to the number and timing of product introductions and enhancements, customers' delaying their purchasing decisions in anticipation of new product releases, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. We typically realize a significant portion of our revenue from sales of software licenses in the last two weeks of a quarter, frequently even in the last few days of a quarter. Failure to close a small number of large software license contracts may have a significant impact on revenues for any quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Accordingly, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

WE FACE CHALLENGES WITH THE MAINCONTROL ACQUISITION, AND WE MAY NOT BE SUCCESSFUL IN ADDRESSING A NEW AND BROADER MARKET.

We recently completed the acquisition of MainControl, Inc., which markets a product that enables companies to manage, track and maintain their information technology (IT) assets, such as computers, telephones and networks. One of the assumptions underlying our acquisition of MainControl was that our existing customers might be interested in purchasing our new IT product, however, in many cases the people who purchased MAXIMO may not have responsibility for or authority covering the management of their company's IT assets. With the acquisition of MainControl, our positioning with existing and prospective customers has changed, in that we are now offering products, which can manage more of a company's critical physical assets, such as its IT assets, in addition to those managed by MAXIMO, such as plant floor assets, vehicles and facilities. If we are unable to obtain access to executive levels in our customers' and prospective customers' organizations, we will be unable to sell a solution that covers more than just the plant floor assets, the vehicle fleet, the facilities or the IT assets. Moreover, it is possible that our attempts to characterize this combination of target markets as a single or composite market will not be accepted within the industry, by market analysts or by our customers, and as a result we will not gain the cross-market sales opportunities and synergies that we hoped for in the MainControl acquisition.

PRODUCTS AND TECHNOLOGIES WE ACQUIRE THROUGH ACQUISITIONS MAY FAIL TO MEET OUR EXPECTATIONS.

We may from time to time purchase software products or technologies from other companies, or as part of our acquisition of other companies, such as our acquisition of MainControl. While we exercise due diligence in determining whether acquired products or technologies are suitable and of commercial quality, there can be no assurances that the new products or technologies will ultimately meet our expectations, that we will be able to employ and retain the personnel necessary for us to effectively exploit the new products or technologies, that we will be able to successfully integrate the new products or technologies with or into our existing products and product architecture, that we will be able to effectively distribute the new products or technologies through our existing sales force and channels, that we will be able to retain existing customers and revenue streams that may have been associated with the new products or technologies prior to their acquisition by us, or that such existing customers may not demand that we remedy problems that were not known or disclosed at the time of the acquisition. As a result of the foregoing, we may not realize the benefits intended from such acquisitions or recover its investments, which would have a material adverse impact on our business and our results of operations.

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The market for strategic asset maintenance software such as MAXIMO and MAXIMO MainControl is fragmented by geography, by hardware platform and by industry orientation, and is characterized by a large number of competitors including both independent software vendors and certain enterprise resource planning ("ERP") vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. MAXIMO also competes with integrated ERP systems, which include integrated maintenance modules offered by several large vendors, such as SAP, Oracle, JD Edwards and others. MAXIMO MainControl competes with companies in IT asset management market, such as Computer Associates, Inc. and Peregrine Systems, Inc. Currently, MAXIMO competes with products of a number of large vendors, some of which have traditionally provided maintenance software running on mainframes and minicomputers and are now offering systems for use in the client/server environment. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality to enter the client/server market.

Certain of our competitors have greater financial, marketing, service and support and technological resources than we do. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, or on the industrial supply chain market, we could be at a competitive disadvantage.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO SPECIAL RISKS.

A significant portion of our total revenues is derived from operations outside the United States. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services. Exposure to currency fluctuations and greater difficulty in collecting accounts receivable could affect our sales. We could be affected by the need to comply with a wide variety of foreign import laws, United States export laws and regulatory requirements. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market and increase our operating costs.

OUR SOFTWARE PRODUCTS ARE DEPENDENT ON THIRD PARTY PROVIDERS OF SOFTWARE AND SERVICES, AND FAILURE OF THESE PARTIES TO PERFORM AS EXPECTED, OR TERMINATION OF OUR RELATIONSHIPS WITH THEM, COULD HARM OUR BUSINESS.

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

We recently released MAXIMO 5, which is entirely based upon Java and other technologies emerging and recently adopted in conjunction with the Internet. New Internet technologies and applications are developing rapidly and are continuously being introduced, competing for acceptance in the market, and changing. MRO supply chain management using electronic commerce is an emerging market with many standards and technologies either competing for acceptance or remaining to be developed. Accordingly, for our MAXIMO and OCS offerings to be successful, we must accurately predict and successfully implement those standards and technologies that ultimately gain long-term acceptance in the market.

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

CHANGES IN REGULATIONS OR CRITICAL ACCOUNTING POLICIES COULD MATERIALLY ADVERSELY AFFECT US.

New laws, regulations or standards related to us or our products, and new accounting pronouncements, could be implemented or changed in a manner that could adversely affect our business, results of operations or financial condition.

WE MAY BE FORCED TO PERFORM MORE FIXED PRICE SERVICES CONTRACTS.

A trend may be emerging among customers in our market towards offering consulting and implementation services on a fixed price basis, whereby the Company agrees to deliver the contract requirements for a fixed fee, regardless of the actual number of person-hours actually provided, as opposed to our traditional services arrangements where we deliver services on a time and materials basis. In cases where services are provided on a fixed price basis and software is licensed at the same time, and if the services are essential to the overall solution desired by the customer or if the Company cannot determine the fair value of the services being delivered, then the Company may be required to recognize the license revenue from such transactions under the contract method of accounting.

This would likely result in a postponement of recognition of, or even a reduction in, software license revenues, and could adversely affect our results of operation.

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

We are highly dependent on certain key executive officers, technical and sales employees, and the loss of one or more of such employees could have an adverse impact on our future operations. We do not have employment contracts with any personnel, and we do not maintain any so-called "key person" life insurance policies on any personnel. We continue to hire a significant number of additional sales, services and technical personnel. Competition for hiring of such personnel in the software industry is intense, and from time to time we may experience difficulty in locating candidates with the appropriate qualifications within the desired geographic locations, or with certain industry specific domain expertise. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees.

OUR STOCK PRICE HAS BEEN VOLATILE, AND YOU COULD INCUR LOSSES AS A RESULT OF FUTURE FLUCTUATIONS IN OUR STOCK PRICE.

There have recently been significant fluctuations in the market price of our common stock. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of many software and e-commerce companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations also may adversely affect the market price of our common stock. In addition, general macro-economic and market conditions unrelated to our performance may also affect demand for our products and services, our results of operations, and our stock price.

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

At September 30, 2002, the Company held $67.8 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

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

(in thousands, except per share amounts)

2002 QUARTER
                                                                                              Year
                                     Dec.31,        Mar. 31,     June 30,     Sep. 30,       Ended
ENDED:                                2001            2002         2002         2002          2002
                                     -------        --------     --------     --------      --------
Total revenues                       $46,476        $37,888      $41,443      $46,074       $171,881

Gross profit                          28,423         20,800       24,079       29,705        103,007
Loss from operations                  (2,891)        (7,060)      (3,110)      (2,258)       (15,319)
Loss before income taxes              (2,622)        (6,870)      (2,374)      (2,573)       (14,439)
Benefit from income taxes               (697)        (2,040)        (540)        (611)        (3,888)
Net loss                              (1,925)        (4,830)      (1,834)      (1,962)       (10,551)

Net loss per share, diluted          $ (0.09)       $ (0.21)     $ (0.08)     $ (0.08)      $  (0.46)

2001 QUARTER
                                                                                              Year
                                     Dec.31,        Mar. 31,     June 30,     Sep. 30,       Ended
ENDED:                                2000           2001         2001         2001           2001
                                     -------        --------     --------     --------      --------
Total revenues                       $41,468        $45,742      $47,316      $50,924       $185,450

Gross profit                          24,933         27,668       29,963       30,025        112,589
Loss from operations                  (9,595)        (4,823)      (3,306)      (3,031)       (20,755)
Loss before income taxes              (8,950)        (4,797)      (3,120)      (2,744)       (19,611)
Benefit for income taxes              (1,255)        (1,228)        (936)        (724)        (4,143)
Net loss                              (7,695)        (3,569)      (2,184)      (2,020)       (15,468)

Net loss per share, diluted          $ (0.35)       $ (0.16)     $ (0.10)     $ (0.09)      $  (0.70)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of September 30, 2002 are as follows. Messrs. Drapeau and Fishman are Class III Directors, whose terms expire in 2004. Messrs. Daniels and McMullen are Class I Directors, whose terms expire in 2003. Messrs. Sayre and Stanzler are Class II Directors, whose terms expire in 2004.

NAME                       AGE              POSITION
----                       ---              --------
Norman E. Drapeau, Jr.     42               President and Chief Executive Officer and Director Class III

Robert L. Daniels          60               Executive Chairman of the Board - Class I

Peter J. Rice              50               Executive Vice President - Finance and
                                            Administration, Chief Financial Officer and Treasurer

Patricia C. Foye           47               Executive Vice President, Global Marketing & Strategic Alliances

William J. Sawyer          56               Executive Vice President- Operations

Ted D. Williams            54               Executive Vice President- Worldwide Sales

John W. Young              50               Executive Vice President - Products and
                                            Technology

Craig Newfield             43               Vice President, General Counsel and Clerk

Richard P. Fishman         56               Director - Class III

John A. McMullen           60               Director - Class I

Stephen B. Sayre           51               Director - Class II

Alan L. Stanzler           59               Director - Class II

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

         PETER J. RICE joined the Company in 2000 as Executive Vice President of Finance and Administration, Chief Financial Officer, and Treasurer of the Company. From 1998 to 2000, Mr. Rice was Vice President of Finance and Administration, Chief Financial Officer, and Treasurer of Interleaf, a developer of e-publishing and e-content software products. Interleaf was sold to Broadvision, Inc. in 2000. From 1995 to 1998, Mr. Rice was Vice President, Chief Financial Officer and Treasurer for Media 100, Inc., a provider of digital media and content design, and creation and delivery tools. From 1990 to 1995, Mr. Rice was Vice President, Corporate Controller and Chief Accounting Officer of M/A Com, Inc. Prior thereto, Mr. Rice held senior financial management positions at Apollo Computer and Atex, Inc. On December 10, 2001, Mr. Rice was appointed to the board of directors of Engage, Inc.

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

         RICHARD P. FISHMAN was elected as a director in March 1999. Mr. Fishman is currently Executive Vice President at MacAndrews & Forbes Group, Inc., where he is responsible for venture capital investing. From 1995 to 1997, Mr. Fishman served as Managing Director of GeoPartners Research, Inc., a strategy and management-consulting firm, where he headed the firm's venture capital activities. From 1995 to 1997, Mr. Fishman was also Of Counsel at the law firm of Akin, Gump, Strauss, Hauer & Feld L.L.P. Mr. Fishman served as President and Chief Executive Officer of Thinking Machines Corporation from 1993 to 1994 and was a partner at the law firm of Milbank, Tweed, Hadley & McCoy from 1987 until 1993.

         JOHN A. MCMULLEN was elected as a director in April 2000. Mr. McMullen is the Managing Principal of Cambridge Meridian Group, Inc., a strategy-consulting firm that serves Fortune 500 and technology-based companies, with which he has been employed since 1985. Mr. McMullen taught business strategy at Harvard Law School from the mid 1980's to 1990 and, as one of the original members of CMGI's Board of Directors, served on that Board from 1988 through 1999. He currently serves on the Board of Ezenia, Inc., a NASDAQ listed company, in a term that began last year. In addition, he serves, or has served, on the boards of twelve other private, chiefly technology-oriented companies. From 1993 to 1997 he was an informal advisor to Senator Bill Bradley (NJ). In 1998 he ran for the United States Senate from Vermont.

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

         ALAN L. STANZLER was originally elected as a director in May 1998, and re-elected in March 2001. Mr. Stanzler served as a director of the Company from 1992 to 1994, and as Clerk of the Company from 1990 to 1996. Mr. Stanzler is Of Counsel at the law firm of Stanzler, Funderburk & Castellon, L.L.P. From 1998 to September 2001, Mr. Stanzler was a partner of the law firm of Maselan Jones & Stanzler, P.C. From 1995 to 1998, Mr. Stanzler was a member of the law firm of Davis, Malm & D'Agostine, P.C.

All directors hold office until the expiration of their respective terms as described above and until their respective successors are duly elected and qualified. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

                                    PART III
                                (ITEMS 11,12,13)

In accordance with general instruction G (3) to Form 10-K, the information required by Items 10-13 of this report is incorporated by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to filing this report, MRO Software carried out an evaluation, under the supervision of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

The Company intends to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The financial statements and schedules filed as part of this Report are listed in the following Index to Financial Statements and Schedules. The exhibits filed as part of this Report are listed in the accompanying Index to Exhibits.

(a)   The following documents are filed as a part of this Report:

      1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are filed as part of this report:

                                                               PAGE
                                                               ----
Report of Independent Accountants                               46
Consolidated Balance Sheets -
 September 30, 2002 and 2001                                    47
Consolidated Statements of Operations -
 Years Ended September 30, 2002, 2001 and 2000                  48
Consolidated Statements of Cash Flows -
 Years Ended September 30, 2002, 2001 and 2000                  49
Consolidated Statements of Stockholders' Equity -
 Years Ended September 30, 2002, 2001 and 2000                  50
Notes to Consolidated Financial Statements                      51

      2.   Financial Statement Schedule.

           SCHEDULE                                            PAGE

           II   Valuation and Qualifying Accounts               72

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

           4.1 Specimen certificate for the Common Stock, $.01 par value, of the Company (included as Exhibit 4.1 to the Company's Current Report on Form 10-Q for the quarter ended December 31,2001, File No. 0-23852 and incorporated herein by references)

           4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

           4.3 Rights Agreement dated as of January 27, 1998, between the Company and BankBoston, N.A. as Rights Agent (included as
                 Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, an incorporated herein by reference)

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

           9.1   Shareholders Agreement between Robert L. Daniels and Susan
                 H. Daniels dated August 1, 2001

      10.  Material Contracts

           10.1 Fiscal Year 2002 Executive Bonus Plan (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Commission File No. 0-23852 and incorporated herein by reference)

      21.  Subsidiaries of the registrant

           21.1  Subsidiaries of the Company

      23.  Consent of independent accountants

           23.1  Consent of PricewaterhouseCoopers LLP

(b)Reports on Form 8-K

      On July 12, 2002, the Company filed an 8-K related to the completion of the Company's acquisition of MainControl, Inc.

      On August 12, 2002, the Company filed an amendment to its Report on Form 8-K filed on July 12, 2002, which included the Financial Statements and Pro-Forma financial disclosure of MRO Software, Inc. and MainControl, Inc.

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

Dated: December 30, 2002

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

/s/ Norman E. Drapeau, Jr.                  President and Chief                 December 30, 2002
----------------------------                Executive Officer
Norman E. Drapeau, Jr.                      (Principal Executive
                                            Officer)

/s/ Robert L. Daniels                       Executive Chairman of               December 30, 2002
----------------------------                the Board
Robert L. Daniels

/s/ Peter J. Rice                           Executive Vice President,           December 30, 2002
----------------------------                Chief Financial Officer
Peter J. Rice                               and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

/s/ Richard P. Fishman                      Director                            December 30, 2002
----------------------------
Richard P. Fishman

/s/ John A. McMullen                        Director                            December 30, 2002
----------------------------
John A. McMullen

/s/ Stephen B. Sayre                        Director                            December 30, 2002
----------------------------
Stephen B. Sayre

/s/ Alan L. Stanzler                        Director                            December 30, 2002
----------------------------
Alan L. Stanzler

                                  CERTIFICATION

I, NORMAN E. DRAPEAU, JR., certify that:

(1) I have reviewed this annual report on Form 10-K of MRO Software, Inc. a Massachusetts corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 30, 2002

                                    By: /s/ Norman E. Drapeau, Jr.
                                    ---------------------------------
                                    Norman E. Drapeau, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

I, PETER J. RICE, certify that:

(1) I have reviewed this annual report on Form 10-K of MRO Software, Inc. a Massachusetts corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 30, 2002

                                    By: /s/ Peter J. Rice
                                    ---------------------------------
                                    Peter J. Rice
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MRO Software, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MRO Software, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts

October 29, 2002

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                     2002                 2001
                                                                     ----                 ----
  (in thousands)
                                                ASSETS

Current assets:
  Cash and cash equivalents                                          $  67,315            $  42,115
  Marketable securities                                                     --                5,532
  Accounts receivable, trade, less allowance
   for doubtful accounts of $3,421 and $3,849
   at September 30, 2002 and 2001, respectively                         35,433               42,746
  Prepaid expenses and other current assets                              6,429                5,099
  Deferred income taxes                                                  2,613                3,045
                                                                     ---------            ---------
    Total current assets                                               111,790               98,537
                                                                     ---------            ---------

Marketable securities                                                      500                  707
Property and equipment, net                                             10,156               11,669
Intangible assets, net                                                  58,366               52,353
Other assets -security deposits                                          2,285                2,082
Deferred income taxes                                                    9,056                6,105
                                                                     ---------            ---------
    Total assets                                                     $ 192,153            $ 171,453
                                                                     =========            =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                               $  16,844            $  16,445
 Accrued compensation                                                    9,081               10,789
 Income taxes payable                                                       --                  823
 Other current liabilities                                                 267                   --
 Deferred revenue                                                       27,536               19,893
                                                                     ---------            ---------
    Total current liabilities                                           53,728               47,950
                                                                     ---------            ---------

Other long term liabilities                                                405                  150

Commitments and contingencies (Note L)

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 24,267 and 22,250 issued and outstanding at
 September 30, 2002 and 2001, respectively                                 243                  223
Additional paid-in capital                                             112,700               88,059
Deferred compensation                                                     (176)                (285)
Retained earnings                                                       26,293               36,844
Accumulated other comprehensive loss                                    (1,040)              (1,488)
                                                                     ---------            ---------
    Total stockholders' equity                                         138,020              123,353
                                                                     ---------            ---------

    Total liabilities and stockholders' equity                       $ 192,153            $ 171,453
                                                                     =========            =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                      --------------------------------------------
                                                        2002              2001              2000
                                                        ----              ----              ----
(in thousands, except per share data)
Revenues:
   Software                                           $ 49,035          $ 61,337          $ 70,987
   Support and services                                122,846           124,113            97,674
                                                      --------          --------          --------
           Total revenues                              171,881           185,450           168,661
                                                      --------          --------          --------

Cost of revenues:
   Software                                              7,012             4,685             5,390
   Support and services                                 61,862            70,423            53,651
                                                      --------          --------          --------
           Total cost of revenues                       68,874            75,108            59,041
                                                      --------          --------          --------

Gross profit                                           103,007           110,342           109,620

Operating expenses:
   Sales and marketing                                  58,806            71,651            66,870
   Product development                                  26,897            27,559            21,288
   General and administrative                           19,698            19,573            15,131
   Amortization of goodwill and other intangibles       12,925            12,314             6,902
                                                      --------          --------          --------
           Total operating expenses                    118,326           131,097           110,191
                                                      --------          --------          --------

Loss from operations                                   (15,319)          (20,755)             (571)

   Interest income                                         974             1,594             3,114
   Other (expense)/income, net                             (94)             (450)              686
                                                      --------          --------          --------

(Loss)/income before income taxes                      (14,439)          (19,611)            3,229

(Benefit)/provision for income taxes                    (3,888)           (4,143)            1,127
                                                      --------          --------          --------

Net (loss)/income                                     $(10,551)         $(15,468)         $  2,102
                                                      ========          ========          ========

Net (loss)/income per share, basic                    $  (0.46)         $  (0.70)         $   0.10
                                                      --------          --------          --------
Net (loss)/income per share, diluted                  $  (0.46)         $  (0.70)         $   0.09
                                                      --------          --------          --------

Shares used to calculate net (loss)/income per share
   Basic                                                23,171            22,148            21,682
   Diluted                                              23,171            22,148            22,786

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED SEPTEMBER 30,
                                                          -------------------------------------------
                                                            2002              2001             2000
                                                            ----              ----             ----
(in thousands)
Cash flows from operating activities:
   Net (loss)/income                                      $(10,551)         $(15,468)        $  2,102
   Adjustments to reconcile net (loss)/income to net
       cash provided by operating activities:
    Depreciation and amortization                           21,075            20,073           13,094
    Loss on sale and disposal of property
       and equipment                                            59             1,407               49
    Amortization of premium on marketable securities            48                 7              108
    Stock-based compensation                                   108               265               --
    i2 warrant expense                                          --             3,287               --
    Deferred income taxes                                   (2,497)               41           (6,484)
    Changes in operating assets and liabilities,
       net of effect of acquisitions:
      Accounts receivable                                    9,510             4,448           (9,350)
      Prepaid expenses and other assets                     (1,199)            1,851           (4,855)
      Accounts payable and accrued expenses                 (1,949)              516            6,076
      Accrued compensation                                  (4,286)            2,323              (91)
      Income taxes payable                                  (2,037)              177           (3,446)
      Tax benefit on exercise of employee stock options      2,675                10            6,000
      Deferred revenue                                       5,494               957            2,352
                                                          --------          --------         --------
Net cash provided by operating activities                   16,450            19,894            5,555
                                                          --------          --------         --------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired         (1,293)           (3,700)         (62,278)
   Acquisitions of property and equipment and other
    capital expenditures                                    (3,005)           (3,841)          (9,291)
   Purchases of marketable securities                                        (10,012)         (51,884)
   Sales of marketable securities                            5,682             9,079           84,839
                                                          --------          --------         --------
Net cash provided by/ (used in) investing activities         1,384            (8,474)         (38,614)
                                                          --------          --------         --------

Cash flows from financing activities:
 Payment of line of credit                                      --            (2,278)              --
 Proceeds from exercise of stock options                     6,858             1,263            5,102
                                                          --------          --------         --------
Net cash provided by/ (used in) financing activities         6,858            (1,015)           5,102
                                                          --------          --------         --------

Effect of exchange rate changes on cash                        508               126             (362)
                                                          --------          --------         --------
Net increase/(decrease)in cash and cash equivalents         25,200            10,531          (28,319)

Cash and cash equivalents, beginning of year                42,115            31,584           59,903
                                                          --------          --------         --------
Cash and cash equivalents, end of year                    $ 67,315          $ 42,115         $ 31,584
                                                          ========          ========         ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Common Stock                                          Accumulated
                               ---------------   Additional                              Other         Total
                               Shares     Par     Paid-in      Deferred     Retained  Comprehensive  Stockholders'  Comprehensive
(in thousands)                 Issued    Value    Capital    Compensation   Earnings  Income/(loss)    Equity       Income/(loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999  21,302    213     $ 67,418         --        $ 50,210    $  (685)       $117,156

  Stock options exercised and
   related tax benefit,
   employee stock purchases       491      5       11,097                                                11,102
  Acquisitions, net of merger
   expenses                       261      2        4,437                                                 4,439
  Deferred compensation,
   related to common stock
   grants                          15                 233       (233)                                        --

  Net income                                                                   2,102                      2,102        $  2,102

  Translation adjustment                                                                   (636)           (636)           (636)
  Net unrealized gain on
   marketable securities,
    net of tax                                                                               29              29              29
                                                                                                                             --
  Comprehensive income                                                                                                 $  1,495
                                                                                                                       --------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000  22,069    220       83,185       (233)         52,312     (1,292)        134,192

  Stock options exercised and
   related tax benefit,
   employee stock purchases       156      2        1,271                                                 1,273
  Warrant issued to
   i2 Technologies, Inc.                            3,287                                                 3,287
  Deferred compensation,
   related to common stock
   grants                          25      1          316       (317)                                        --
  Stock-based compensation                                       265                                        265
  Net loss                                                                   (15,468)                   (15,468)       $(15,468)
  Translation adjustment                                                                   (176)           (176)           (176)
  Net unrealized loss on
   marketable securities,
   net of tax                                                                               (20)            (20)            (20)
                                                                                                                             --
  Comprehensive loss                                                                                                   $(15,664)
                                                                                                                       --------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001  22,250    223       88,059       (285)         36,844     (1,488)        123,353

  Stock options exercised and
   related tax benefit,
   employee stock purchases       653      6        9,527                                                 9,533
  Stock issued to
   i2 Technologies, Inc.          268      3           (3)                                                   --
  Acquisitions, net of merger
   expenses                     1,096     11       15,117                                                15,128
  Stock-based compensation                                       109                                        109

  Net loss                                                                   (10,551)                   (10,551)       $(10,551)
  Translation adjustment                                                                    448             448             448

  Comprehensive loss                                                                                                   $ 10,103
                                                                                                                       --------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002  24,267   $243     $112,700      $(176)       $ 26,293    $(1,040)       $138,020
-----------------------------------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

     The Company develops, markets, sells and distributes strategic asset management solutions used by businesses, government agencies and other organizations to manage their high-value capital assets, such as plants, facilities, production equipment, and IT assets. The Company's integrated suite of applications optimizes performance, improves productivity and service levels and enables asset-related sourcing and procurement across the entire spectrum of strategic assets.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of MRO Software, Inc. ("MROI") and its majority-owned subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated. Certain prior year financial statement items have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

    The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. To the extent there are material differences between these estimates and actual results, our financial statements would be affected.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Our cash equivalents consist mainly of money market mutual funds, which are stated at cost, which approximates fair value.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of temporary cash investments, marketable securities and accounts receivable. The majority of the cash and cash equivalents are maintained with major financial institutions in the United States. The counter parties to the agreements relating to marketable securities and investment instruments consist of various United States governmental units and financial institutions of high credit standing. Credit risk on accounts receivable is minimized as a result of the diverse nature of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary.

COMPREHENSIVE INCOME

    The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, net of tax. Comprehensive income is included in the stockholders' equity section of the balance sheet.

DERIVATIVE FINANCIAL INSTRUMENTS

    Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments, and requires that all derivatives be recorded on the balance sheet at fair value. The Company does not have derivative financial instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts (stated at cost) of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.

FOREIGN CURRENCY

    Assets and liabilities are translated at current exchange rates at the balance sheet dates. The translation adjustments made on translation of the balance sheet are recorded as a separate component of stockholders' equity. Revenues and expenses are translated into U.S. dollars at average exchange rates. Foreign currency transaction gains and losses are included in determining net income. The Company recorded a net loss of $85 thousand, a net gain of $103 thousand, and net loss of $890 thousand for fiscal 2002, 2001, and 2000, respectively.

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

DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost, net of depreciation and amortization.

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

    The Company periodically assesses the useful life of its fixed assets and intangibles and may in the future need to adjust the life of an asset and write it off.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill is recorded in connection with certain acquisitions and represents the excess purchase price over the amounts allocated to assets acquired and liabilities assumed. Goodwill associated with acquisitions subsequent to June 30, 2001, will no longer be amortized. As of October 1, 2002, goodwill associated with all acquisitions will no longer be amortized. The accounting for other intangible assets is based on the asset's useful life. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the Company's future cash flows. Other intangible assets consist of acquired technology, material contracts and agreements, customer lists and other purchased intangibles. Other intangible assets are amortized on a straight-line basis over their estimated useful life, ranging from one to six years.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets are amortized over their estimated useful lives. The Company periodically reviews the long-lived assets, including intangible assets resulting from acquisitions, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company estimates whether future cash flows expected to result from the use of assets exceed the carrying amount of the assets. In the event that the Company judges that an impairment exists, all or a portion of the asset will be written off based on the amount by which the carrying amount exceeds the fair value of the asset. In order to determine the fair value, the Company obtains quoted market prices or utilizes valuation techniques, such as discounted cash flows. The Company's products and businesses are operated as a single product suite and do not maintain separate cash flows or operating margins. As of September 30, 2002, all remaining goodwill has been assigned to one reporting unit and will be reviewed for impairment at the entity level.

RESEARCH AND DEVELOPMENT

    Costs related to research, design and development of products are charged to research and development expenses as incurred. Costs eligible for capitalization under SFAS No. 86 were not material to our consolidated financial statements.

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

INCOME TAXES

    The Company accounts for income taxes under the asset and liability approach for accounting and reporting for income taxes. The Company computes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. A valuation allowance is recorded to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We consider projected future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Any increase in a valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which the determination is made.

    The Company has not provided for the U.S. income tax on earnings of its foreign subsidiaries as it considers certain of these earnings are intended to be permanently reinvested. At September 30, 2002, the undistributed earnings of foreign subsidiaries were $5.9 million.

REVENUE RECOGNITION

    The Company licenses its software products under noncancellable license agreements. Software license fee revenues are generally recognized upon contract execution and shipment, provided collection of the resulting receivable is deemed probable, the fees are fixed or determinable, and no significant modification or customization of the software is required. Services revenues are comprised of consulting and training fees related to installation of the Company's software solutions, maintenance/support ("PCS") contracts for software solutions, content management and cataloging services, annual commerce and transaction fees, and subscription based fees related to the Company's Online Commerce Services ("OCS") business. Consulting, training, content management and cataloging services are generally recognized as the services are performed. PCS revenues are recognized ratably over the term of the agreement, generally one year. Customers typically subscribe to OCS on an annual basis and revenue is recorded as services revenue and recognized on a straight-line basis over the applicable subscription period.

    The Company's multi-element arrangements could include the following three elements: (a) software license, (b) PCS, and (c) consulting, training and other services ("services"). Revenue is allocated to the elements of the arrangement based upon the vendor specific objective evidence ("VSOE") of fair value of each element. The Company uses the residual method to recognize its software license revenue, because while we are able to determine the VSOE of fair value of PCS and services, we are unable to determine the VSOE of the fair value of software licenses. Under the residual method, the fair value of undelivered elements (PCS and/or services) is deferred and recognized when the PCS and/or services are delivered. The difference between the amount of the total arrangement and the amount attributable to the undelivered elements (PCS and/or services) is recognized as software license revenue. VSOE is established for PCS and is based on the price of PCS when sold separately. The PCS renewal rate is a relatively consistent percentage of the stipulated software license fee, offered to all customers. VSOE for consulting services is based on fixed hourly rates set according to the skill level of the consultant required. VSOE for training services is based on an established per-student fee structure. For those multi-element arrangements, where we cannot establish VSOE for the undelivered element, the software license value is recognized together with the consulting services over the period the consulting services are provided. Contract accounting is applied to any arrangement that includes significant customization or modification of the software.

    Revenue for services is generally recognized as the services are performed. If there is significant uncertainty about receipt of payment, revenue is deferred until the uncertainty is sufficiently resolved. In situations that involve disputes, any conceded amounts are written off against revenue in the period that the dispute is resolved.

    Our customers do not have any right of return except as stipulated under a standard 90-day warranty that runs concurrent with PCS. The Company does not maintain any reserves with respect to this warranty based on a history of high performance of our software. On the rare occasion that a customer insists on conditions of acceptance, the Company defers revenue until the customer's acceptance is obtained and the condition has been satisfied.

    We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are net 30 days. Payment terms that extend beyond net 30 days from the contract date but are within twelve months are generally deemed to be fixed or determinable based on our successful history of collecting on such types of arrangements. For those customers who are deemed not to be credit-worthy, revenue is deferred until payment is received.

    Revenue from products sold through indirect channels ("resellers") is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectibility is probable and the fee is fixed or determinable. Revenue is recorded net of any commissions or discounts. Our resellers do not have any right of return beyond the standard 90-day performance warranty that runs concurrent with PCS.

    Shipping and handling fees associated with our products are recorded as revenue and the associated costs are recorded as cost of software sales.

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

    The Company maintains allowances for doubtful accounts, which reflects the Company's estimate of the amounts owed by customers that customers will be unable or otherwise fail to pay. Management performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary. The Company believes that the current estimate of allowances for doubtful accounts recorded as of September 30, 2002, adequately covers any potential credit risks. However, if the financial condition of our customers deteriorates and their payment defaults exceed our estimates, then we may need to increase our allowance reserves, which will result in a charge to income in the period that the adjustment is made.

    The Company did not record a provision for estimated sales returns. Based on our history of sales returns and an analysis of credit memos, we determined that a provision was not needed. If the historical data we used to calculate the basis for a provision does not properly reflect future returns, then a provision for returns will be recorded in the period that such a determination is made.

DEFERRED REVENUE

    Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Deferred revenue also includes maintenance contracts, annual commerce fees and OCS fees billed in advance.

ADVERTISING EXPENSE

    The Company recognizes advertising expense as incurred. Advertising expense was approximately $4.9 million, $5.8 million, and $6.3 million for fiscal 2002, 2001, and 2000, respectively.

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

NEW ACCOUNTING STANDARDS

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets are subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The Company will adopt SFAS 142 effective October 1, 2002. Upon adoption of SFAS 142, goodwill will no longer be amortized and assembled workforce will be combined with goodwill. As of September 30, 2002, the unamortized balance of goodwill is $46.4 million. The Company will be required to measure goodwill for impairment as part of the transition provision of SFAS
142. The Company is required to complete transition impairment tests no later than March 31, 2003. Any impairment, if any, resulting from these transition tests will be recognized as the cumulative effect of a change in accounting principle. As of September 30, 2002, the unamortized balance of intangibles and other identifiable assets is $12 million, which will continue to be amortized upon adoption of SFAS No 142.

    In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address issues relating to the implementation of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will become effective for the Company commencing October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations and cash flows.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company will adopt SFAS 146 on October 1, 2002 and does not expect that the adoption will have a material impact on its financial position, results of operations or cash flows.

B. INCOME TAXES:

    The components of (loss)/income before income taxes and the (benefit)/provision for income taxes consist of the following:

                                                                      Year Ended September 30,
                                                              --------------------------------------
(in thousands)                                                  2002           2001           2000
                                                              --------       --------       --------
(Loss)/income before income taxes:
      United States ...............................           $(17,683)      $(22,183)      $    892
      Foreign .....................................              3,244          2,572          2,337
                                                              --------       --------       --------
                                                              $(14,439)      $(19,611)      $  3,229
                                                              ========       ========       ========
The (benefit)/provision for income taxes consists of:
Current taxes:
      Federal .....................................             (3,151)        (2,850)         2,008
      State .......................................                131            364            604
      Foreign .....................................              1,297          1,034            792
      Foreign withholding taxes ...................                349            868            522
                                                              --------       --------       --------
                                                              $ (1,374)      $   (584)      $  3,926
                                                              ========       ========       ========
Deferred taxes:
      Federal ....................................              (2,141)        (3,159)        (2,216)
      State ......................................                (422)          (521)          (378)
      Foreign ....................................                  49            121           (205)
                                                              --------       --------       --------
                                                                (2,514)        (3,559)        (2,799)
                                                              --------       --------       --------
              Total ................................          $ (3,888)      $ (4,143)      $  1,127
                                                              ========       ========       ========

    The reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                                                     Year Ended September 30,
                                                             --------------------------------------
                                                               2002           2001           2000
                                                             --------       --------       --------
Statutory federal tax rate ..................                   (35.0)%       (35.0)%          35.0%
FSC benefit .................................                      --            --            (4.9)
State taxes, net of federal tax benefit......                      .3           1.3            13.9
R&D credit ..................................                     (.7)         (1.5)           (9.3)
Exempt interest .............................                      --            --            (5.7)
Net operating loss utilization ..............                      --            --            (6.2)
Meals and entertainment .....................                      .8           1.1             5.8
Foreign taxes ...............................                     1.6           3.2             7.8
Warrant expense..............................                      --           5.9              --
Goodwill and intangibles amortization........                     6.4           4.7              --
Other .......................................                     (.3)         (0.8)           (1.5)
                                                             --------       -------        --------
Effective tax rate ..........................                   (26.9)%       (21.1)%          34.9%
                                                             ========       =======        ========

    The components of the deferred tax provision are:

                                                                     Year Ended September 30,
                                                              --------------------------------------
(in thousands)                                                  2002           2001           2000
                                                              --------       --------       --------
Depreciation .............................                    $     67       $    (17)      $   (310)
Allowance for doubtful accounts ..........                         177           (462)           110
Software capitalization ..................                         539            516             39
Deferred revenue .........................                          67           (310)            63
Net operating loss utilization ...........                          --             --           (200)
Goodwill .................................                      (2,297)        (2,626)        (1,459)
Intangibles ..............................                        (903)          (408)          (441)
Translation loss .........................                          25             19           (347)
Foreign tax credit .......................                          --             --            118
Research and development credit ..........                        (100)          (300)          (300)
Other ....................................                         (89)            29            (72)
                                                              --------       --------       --------
                                                              $ (2,514)      $ (3,559)      $ (2,799)
                                                              ========       ========       ========

    The components of the deferred tax assets and liabilities are as follows:

                                                                 As of September 30,
                                                             ------------------------
(in thousands)                                                 2002            2001
                                                             ---------       --------
Deferred tax assets:
      Deferred revenue ......................                $     683       $    750
      Deferred rent .........................                       14             28
      Allowance for doubtful accounts .......                      965          1,142
      Accrued vacation ......................                      190            196
      Depreciation ..........................                      607            674
      Package design ........................                       75             82
      Amortized intangibles.................                     1,766            863
      Other reserves ........................                      127             23
      Goodwill ..............................                    6,621          4,324
      Translation loss ......................                      735            760
      Net operating loss carryforward........                    2,434          2,248
      Foreign tax credit carryforward........                      132            132
      Research and development credit .......                      700            600
      Valuation allowance ...................                   (2,284)        (2,048)
                                                             ---------       --------
                                                             $  12,765       $  9,774
                                                             ---------       --------

Deferred tax liabilities:
      Amortized software ....................                $   1,072       $    533
      Other..................................                       24             91
                                                             ---------       --------
                                                             $   1,096       $    624
                                                             ---------       --------
Net deferred tax assets .....................                $  11,669       $  9,150
                                                             =========       ========

    At September 30, 2002, the Company had foreign tax credit carryforwards of approximately $132 thousand, which expire in fiscal year 2004.

    At September 30, 2002, the Company had foreign net operating loss carryforwards of approximately $580 thousand, which will generally expire in varying amounts from 2003 through 2004.

    At September 30, 2002, the Company had total domestic net operating loss carryforwards of approximately $4.6 million attributable to the acquisition of Applied Image Technology, Inc. ("AIT"). In accordance with the provisions of Internal Revenue Code Section 382, the Company's utilization of AIT's net operating loss carryforward is estimated to be limited to approximately $600 thousand per year. The domestic net operating loss carryforwards will generally expire in varying amounts from 2002 through 2019. At September 30, 2002, the Company had State apportioned net operating loss carryforwards of approximately $7.0 million expiring in various years from 2005 through 2022, which are also subject to statutory limitations on their utilization.

    The Company continually assesses the realizability of its deferred tax asset. A valuation allowance is recorded to reduce deferred tax assets to the amount of future expected tax benefit when it is more likely than not to be realized. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance for the Company consists of recent cumulative operating losses. However, since these operating losses are attributable to several charges that we believe are non-recurring in nature, the Company has not recorded a valuation allowance in relation to these losses. The non-recurring charges contributing to the Company's recent cumulative operating losses consist of goodwill amortization from recent acquisitions and a large initial investment into the Internet e-Commerce market. Positive evidence that would negate the need for a valuation allowance consists of the projection of future pre-tax profits and a strong earnings history for the Company prior to these operating loss years. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets.

    The Company has established a valuation allowance with respect to certain Canadian net operating loss carryforwards, the net operating losses acquired from Applied Image Technologies, Inc. (AIT), and various State net operating loss carryforwards. The valuation allowance was based upon expected earnings within individual tax jurisdictions and statutory limitations imposed by tax jurisdictions, which will more likely than not reduce our ability to realize the net operating loss carryforwards. These valuation allowances are $156 thousand, $1.6 million and $581 thousand, respectively.

    C.   ACQUISITIONS:

    On June 14, 2002, the Company completed the acquisition of MainControl, Inc. ("MainControl"), a provider of IT asset management solutions. The purpose of the acquisition was to expand the Company's product base and enable us to offer products that manage a broader range of an enterprise's strategic assets. The Company reports the revenues of IT asset management with its Strategic MRO product offering and has re-named this combined product offering strategic asset management. Under the terms of the acquisition agreement, the Company acquired all outstanding equity of MainControl for a combination of MRO common stock and cash. The Company paid $2.8 million in cash and issued 1,096,296 shares valued at $13.80 per share. The share price was calculated by averaging the closing price of a share of MRO Software's stock for five days before and five days after the announcement date of the merger, as reported by the NASDAQ National Market. The total purchase price, including transaction expenses of $784 thousand, was $18.6 million. An additional amount of $700 thousand is payable contingent upon reaching certain revenue thresholds through December 2002; $420 thousand of the contingent amount has been paid and recorded as goodwill at September 30, 2002. If the remaining $280 thousand of contingent payments are made, the Company will account for the payments as additional purchase price and will allocate it to goodwill. The Company allocated the purchase price as such:
$3.7 million to current and other assets, $3.1 million to acquired technology, $1.2 million to customer contracts, $100 thousand to backlog, $200 thousand to software documentation, $700 thousand to a non-compete agreement, $15.8 million to goodwill, and $6.2 million to current liabilities. The purchase price allocation was based on then-current intentions for future use of the acquired assets, estimate of future projected cash flows, analysis of historical financial results and review of customer contracts. Acquired technology will be amortized over six and one-half years, customer contracts will be amortized over four years, backlog will be amortized over one year, software documentation will be amortized over three years and the non-compete agreement will be amortized over two years.

     On August 22, 2001, the Company completed the acquisition of Collego Corporation, a provider of catalog content management enterprise applications for industrial suppliers. The total purchase price of the acquisition was $4.7 million. In August 2002, the Company paid $750 thousand to the former shareholders as a result of certain contingencies met subsequent to the acquisition. The contingent amount had been held in escrow to be paid upon expiration of twelve months from the closing, if these certain contingencies were met. These payments were recorded as additional goodwill. The Company estimated the fair market value of the assets acquired and liabilities assumed at the date of acquisition and allocated $4.7 million to goodwill and intangible assets, mainly acquired technology.

     On September 29, 2000, the Company completed the acquisition of Applied Image Technology, Inc. ("AIT"). AIT specializes in web-based illustrated parts cataloging systems and graphical maintenance and repair documentation. The acquisition was recorded under the purchase method of accounting. The Company purchased all of the outstanding shares of common stock of AIT for $4.5 million, 215,000 shares of the Company's common stock and also assumed liabilities of $3.1 million. The Company allocated the purchase price as such: $6.0 million to goodwill, $4.4 million to other intangibles, and the rest to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. Other intangible assets, consisting of acquired technology, are being amortized over periods of three to five years on a straight-line basis. Goodwill deductible for tax purposes is $951 thousand. At September 30, 2002, the net book value of goodwill was $3.6 million.

    On August 21, 2000, the Company completed the acquisition of IDFM, Inc., a research and development consulting firm specializing in enterprise asset maintenance software. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets for the purchase price of $2.0 million plus acquisition expenses. Goodwill of $2.0 million was recorded at the time of acquisition. At September 30, 2002, the net book value of goodwill was $1.2 million.

    On June 29, 2000, the Company completed the acquisition of the MAXIMO reseller business unit of MIPS Information, Productivity and Systems, Limited in Brazil. The acquisition, recorded under the purchase method of accounting, included the purchase of certain assets and assumed liabilities for the purchase price of $1.3 million plus acquisition expenses. Goodwill of $1.4 million was recorded at the time of acquisition. At September 30, 2002, the net book value of goodwill was $892 thousand.

     On March 2, 2000, the Company completed the acquisition of INTERMAT, Inc., a leading provider of Maintenance, Repair and Operations ("MRO") content management tools and cataloging services. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock of INTERMAT, Inc. for $55.1 million plus acquisition costs of $1.3 million. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition while the remaining balance of $49.3 million was allocated to goodwill and $5.0 million was allocated to other intangible assets. Goodwill deductible for tax purposes is $49.3 million. At September 30, 2002, the net book value of goodwill was $23.8 million. Other intangible assets, consisting mainly of acquired technology, are being amortized over a period of three to four years on a straight-line basis.

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

The following reflects unaudited proforma combined results of MROI and MainControl, Inc. as if the acquisition had taken place at the beginning of fiscal year 2002 and 2001. This proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

                                                              Year Ended September 30,
                                                             -------------------------
                                                                2002           2001
                                                                ----           ----
(in thousands, except per share amounts)
Revenue

MROI .............................................           $ 171,881      $ 185,450
MainControl, Inc. ................................               5,546         14,015
                                                             ---------      ---------
Combined .........................................           $ 177,427      $ 199,465
                                                             =========      =========
Net (loss)/income

MROI .............................................           $ (10,551)     $ (15,468)
MainControl, Inc. ................................             (12,625)       (15,217)
Amortization of intangible assets, excluding
  goodwill .......................................              (1,328)        (1,328)
                                                             ---------      ---------
Combined .........................................           $ (24,504)     $ (32,013)
                                                             =========      =========

Basic (loss)/income per share ....................           $   (1.06)     $   (1.45)
Diluted (loss)/income per share ..................           $   (1.06)     $   (1.45)

D.  NET INCOME PER SHARE:

Basic and diluted income per share are calculated as follows:

                                                                     Year Ended September 30,
                                                              --------------------------------------
(in thousands, except per share amounts)                        2002           2001           2000
                                                              --------       --------        -------
Net (loss)/income ...........................                 $(10,551)      $(15,468)       $ 2,102

Denominator:
Weighted average common shares
  outstanding - basic ........................                  23,171         22,148         21,682

Effect of dilutive securities
  (primarily stock options) ..................                      --             --          1,104
                                                              --------       --------        -------
Weighted average common shares
  outstanding - diluted.......................                  23,171         22,148         22,786
                                                              ========       ========        =======
Net (loss)/income per share - basic                           $  (0.46)      $  (0.70)       $  0.10
Net (loss)/income per share - diluted                         $  (0.46)      $  (0.70)       $  0.09

    Options to purchase shares of the Company's common stock of 1,847,000 and 1,879,000 for fiscal 2002 and 2001, respectively, were outstanding but were excluded from the computations of diluted net (loss) per share as the effect was anti-dilutive due to the Company's net loss. Options to purchase shares of the Company's common stock of 660,000 for fiscal 2000 were outstanding but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period.

E.  MARKETABLE SECURITIES:

    The Company classifies its marketable securities as "available for sale" and carries them at aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax effect. Realized gains and losses are determined based on the specific identified cost of the securities. At September 30, 2002, the Company had one marketable security, maturing in the year 2017. Dividend and interest income, including amortization of the premium and discount arising at acquisition, are included in other income. There were no pre-tax unrealized holding gains and (losses) for the year ended September 30, 2002. The pre-tax unrealized holding gains and (losses) for the year ended September 30, 2001 were $18 thousand and $(4 thousand), respectively.

    As of September 30, 2002, marketable securities consisted of the following:

                                                                                Amortized Fair Market
(in thousands)                                                                   Cost          Value
                                                                                 ----          -----
  Noncurrent:
  Securities with maturity date greater than one year:
    Tax exempt municipal securities ...................                           500            500
                                                                                 ----           ----
                                                                                 $500           $500
                                                                                 ----           ----

                                    Total .............                          $500           $500
                                                                                 ====           ====

    As of September 30, 2001, marketable securities consisted of the following:

                                                                              Amortized Fair Market
(in thousands)                                                                 Cost          Value
                                                                               ----          -----
Current:
Securities with maturity date of less than one year:
  U.S. Government Securities ........................                         $ 4,527        $ 4,541
  Tax exempt municipal securities....................                             991            991
                                                                              -------        -------
                                                                                5,518          5,532
                                                                              -------        -------
Noncurrent:
Securities with maturity date greater than one year:
  Tax exempt municipal securities ...................                             707            707
                                                                              -------        -------
                                                                                  707            707
                                                                              -------        -------

                                  Total .............                         $ 6,225        $ 6,239
                                                                              =======        =======

F.  INVESTMENTS:

    During fiscal 2000, the Company purchased shares of common stock of a publicly traded company. In September 2000, the Company sold this common stock and realized a gain of $1.7 million.

G. PROPERTY AND EQUIPMENT:

   Property and equipment are stated at cost and consist of the following:

                                                                               As of September 30,
                                                                             -----------------------
(in thousands)                                                                 2002           2001
                                                                             --------       --------
Computer equipment ....................................                      $  6,649       $  7,935
Purchased software  ...................................                        14,265         13,212
Vehicles ..............................................                            16             55
Furniture and fixtures ................................                         7,089          6,622
Leasehold improvements ................................                         4,538          4,227
                                                                             --------       --------
                                                                               32,557         32,051
Less accumulated depreciation and amortization ........                       (22,401)       (20,382)
                                                                             --------       --------
                                                                             $ 10,156       $ 11,669
                                                                             ========       ========

    Total depreciation and amortization expense was $5.2 million, $5.5 million, and $5.5 million for fiscal 2002, 2001 and 2000, respectively. Included in depreciation and amortization expense is amortization expense for purchased and internal use software of $2.9 million, $3.2 million, and $2.6 million for fiscal 2002, 2001 and 2000, respectively.

H. INTANGIBLE ASSETS:

   Intangible assets consist of the following:

                                                                               As of September 30,
                                                                             -----------------------
(in thousands)                                                                 2002           2001
                                                                             --------       --------
Goodwill ..............................................                      $ 71,294       $ 55,622
Workforce in place ....................................                         6,719          5,768
                                                                             --------       --------
Sub-total indefinite lived assets .....................                        78,013         61,390
                                                                             --------       --------
Acquired technology ...................................                        15,744         12,644
Customer list .........................................                           411            411
Backlog ...............................................                           398            298
Leasehold advantage ...................................                           224            224
Subscriber list .......................................                           699          1,199
Customer contracts ....................................                         1,200             --
Non-compete ...........................................                           700             --
Other .................................................                           300            133
                                                                             --------       --------
Sub-total other intangibles ...........................                        19,676         14,909
                                                                             --------       --------
Total intangible assets ..............................                         97,689         76,299
Accumulated amortization .............................                        (39,323)       (23,946)
                                                                             --------       --------
Total intangible assets, net ..........................                      $ 58,366       $ 52,353
                                                                             ========       ========

    Amortization expense was $12.9 million, $12.3 million and $7.0 million for fiscal 2002, 2001 and 2000, respectively. Amortization expense of acquired technology was $3.0 million, $2.2 million and $651 thousand for fiscal 2002, 2001 and 2000, respectively, and is included in cost of sales in the Statement of Operations. As of October 1, 2002, the Company will combine workforce in place with goodwill.

    In September 2002, the Company negotiated the terms of a sale of its newsletter business, Modern Distribution Management. The Company determined that the carrying value of this asset exceeded its fair value and consequently recognized an impairment loss of $500 thousand. The impairment loss is recorded as a component of amortization of goodwill and other intangible assets expense in the Statement of Operations for fiscal 2002.

I. ACCRUED COMPENSATION:

   A summary of accrued compensation consists of the following:

                                                                               As of September 30,
                                                                             -----------------------
(in thousands)                                                                 2002           2001
                                                                             --------       --------
Accrued payroll, bonus and 401(k) contribution ........                        3,149          3,018
Accrued sales commissions .............................                        3,838          6,454
Accrued vacation pay ..................................                        2,094          1,317
                                                                              ------        -------
                                                                              $9,081        $10,789
                                                                              ======        =======

J. OTHER LIABILITIES:

   A summary of other liabilities consists of the following:

                                                                               As of September 30,
                                                                             -----------------------
(in thousands)                                                                 2002           2001
                                                                             -------        -------
Current:
Deferred lease obligation.............................                          36              --
Non-cancelable commitments............................                          65              --
Non-cancelable lease termination costs................                         166              --
                                                                              ----           -----
                                                                              $267           $  --
                                                                              ====           =====

Long term:
Deferred lease obligation.............................                          --            $108
Non-cancelable lease termination costs................                         257              --
Security deposit obligation...........................                         122              --
Unearned maintenance..................................                          26              42
                                                                              ----           -----
                                                                              $405           $ 150
                                                                              ====           =====

K. BANK LINE OF CREDIT:

   At September 30, 2000, the Company's subsidiary, AIT, had a $2.5 million line of credit with a bank, which was scheduled to mature on July 1, 2001. The note bore interest at the bank's prime interest rate plus .50%. The Company paid this note in its entirety and cancelled the line of credit in December 2000.

L. COMMITMENTS AND CONTINGENCIES:

   The Company leases its office facilities under operating lease agreements, which expire at various dates through June 30, 2019. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense under these leases was $6.5 million, $6.6 million, and $6.0 million for fiscal 2002, 2001 and 2000, respectively.

   The operating leases provide for minimum aggregate future rentals as of September 30, 2002 as follows:

(in thousands)
2003...............................................................   $ 4,872
2004...............................................................     3,476
2005...............................................................     2,972
2006...............................................................     2,821
2007 and thereafter................................................    22,166
                                                                      -------
                                                                      $36,307
                                                                      =======

   The Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

M. EMPLOYEE BENEFITS:

Cash or Deferred Plan
   The MRO Software, Inc. Cash or Deferred Plan (the "Plan") is a defined contribution plan available to substantially all of MROI's domestic employees. The Plan was established in 1988 under Section 401(a) of the Internal Revenue Code. Under the Plan, employees may make voluntary contributions based on a percentage of their pretax earnings.

    Effective January 1, 1993, the Plan was amended to provide for both a guaranteed and a discretionary contribution made by MROI. Amounts charged to expense for this Plan in fiscal 2002, 2001, and 2000 were $530 thousand, $665 thousand, and $656 thousand, respectively.

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

    On November 15, 2000, the Board of Directors of the Company voted to increase the number of shares of Common Stock that may be issued from 1,850,000 to 4,050,000. This increase was approved by the Company's stockholders on March 6, 2001.

    On January 16, 2002 the Board of Directors voted to change the manner in which stock awards are granted to non-employee directors. The provision for automatic grants of initial options and additional options was eliminated. Non-employee directors are now eligible to receive stock awards in the same manner and to the same degree as all other eligible persons, as determined by the Board of Directors on a discretionary basis. These changes were approved by the Company's Stockholders on March 6, 2002.

    The exercise price of incentive options must be at least equal to the fair market value on the date of grant. The exercise price of nonqualified options must not be less than 85% of the fair market value on the date of grant. Options granted prior to March 2001 generally vest over four years in four equal annual installments. Options granted from and after March 2001 generally vest over four years, with 25% vesting one year from the date of grant and 75% vesting in equal monthly installments over the subsequent three years. Awards of options under the 1999 Plan may be made until March 24, 2009. No incentive options may extend for more than ten years from the date of grant.

    Stock option activity is summarized as follows:

                                                                                  Weighted
                                                         No. of Shares          Average Price
                                                         -------------          -------------
Outstanding shares at September 30, 1999                   2,166,036               $10.30

2000
Granted                                                    1,733,750               $34.48
Canceled                                                    (197,776)              $23.66
Exercised                                                   (451,657)              $10.08
                                                           ---------
Outstanding at September 30, 2000                          3,250,353               $22.42
Exercisable at September 30, 2000                            671,974               $10.21

2001
Granted                                                    1,125,000               $ 9.25
Canceled                                                    (203,726)              $25.35
Exercised                                                    (26,650)              $ 8.79
                                                           ---------
Outstanding at September 30, 2001                          4,144,977               $18.79
Exercisable at September 30, 2001                          1,391,347               $17.14

2002
Granted                                                      138,500               $21.60
Canceled                                                    (175,642)              $22.22
Exercised                                                   (531,736)              $10.27
                                                           ---------
Outstanding at September 30, 2002                          3,576,099               $19.99
Exercisable at September 30, 2002                          1,888,906               $19.52

The following table summarizes information about stock options outstanding at September 30, 2002:

                              Options Outstanding                            Options Exercisable
----------------------------------------------------------------------    ------------------------------
                             Number       Weighted-Avg
                          Outstanding      Remaining                         Number
  Range of                   As of        Contractual     Weighted-Avg     Exercisable     Weighted-Avg
Exercise Prices             9/30/02       Life (years)   Exercise Price   As of 9/30/02   Exercise Price
---------------             -------       ------------   --------------   -------------   --------------
$ 2.83- 3.17                  51,538          1.6           $ 2.90           51,538         $ 2.90
$ 6.81- 9.81               1,402,478          7.5           $ 8.73          642,939         $ 8.81
$10.35-15.50                 493,458          5.1           $12.35          434,930         $12.42
$15.80-23.33                 281,625          8.7           $19.46           65,999         $17.43
$24.06-29.63                 623,500          7.6           $25.18          311,000         $25.16
$36.50-54.50                 551,500          7.0           $38.67          296,250         $38.54
$59.13-85.00                 172,000          7.3           $60.93           86,250         $61.00
                           ---------                                      ---------
Total                      3,576,099                                      1,888,906

    The Company complies with the pro forma disclosure requirements of Statement of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The fair value method of the Company's stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimated fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options.

    The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                                                       Year Ended September 30,
                                                                 ----------------------------------
                                                                 2002            2001          2000
                                                                 ----            ----          ----
Expected life (in years)                                         3.69            3.35          3.36
Volatility                                                         93%             95%           91%
Risk-free interest rate                                          3.99%            4.5%         6.22%
Dividend yield                                                      0%              0%            0%

    For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company's pro forma information is as follows:

                                                                        Year Ended September 30,
                                                                 -----------------------------------
                                                                   2002         2001          2000
                                                                   ----         ----          ----
(in thousands, except per share amounts)

Net (loss)/income
   As reported................................                   $(10,551)    $(15,468)     $ 2,102
   Pro forma                                                     $(20,517)    $(24,935)     $(4,713)
Net (loss)/income per share, basic
   As reported................................                   $  (0.46)    $  (0.70)     $  0.10
   Pro forma                                                     $  (0.89)    $  (1.13)     $ (0.22)
Net (loss)/income per share, diluted
   As reported................................                   $  (0.46)    $  (0.70)     $  0.09
   Pro forma                                                     $  (0.89)    $  (1.13)     $ (0.22)

    Under SFAS 123, the weighted-average estimated fair value of options granted during fiscal 2002, 2001 and 2000 was $14.21, $5.95 and $21.92 per share, respectively.

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

    On January 16, 2002, the Board of Directors adopted the 2002 Employee Stock Purchase Plan authorizing the issuance of up to 750,000 shares of the Company's Common Stock. Eligible employees may purchase Common Stock of the Company through payroll deductions. The purchase price is 85% of the fair market value based on the lowest price on (a) the semi-annual offering commencement date (b) the semi-annual offering termination date or (c) the first of each month in a semi-annual offering period. The effective date of the 2002 Employee Stock Purchase Plan is June 1, 2002. The Board of Directors also voted to terminate the Company's 1994 Employee Stock Purchase Plan, effective May 30, 2002.

    During fiscal year ended September 30, 2002, employees purchased 66,574 shares at a price of $11.73 and 54,552 shares at a price of $11.26 for the offering periods ended November 30, 2001 and May 31, 2002, respectively. Approximately 355 employees participated in the plan during the fiscal year ended September 30, 2002. Total shares purchased in 2001 and 2000 were 129,776 and 39,699, respectively.

N. STOCKHOLDERS' EQUITY:

PREFERRED STOCK

    On March 11,1994, the issuance of up to 1,000,000 shares of preferred stock, $0.01 par value was authorized by the Stockholders of the Company. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series and the designation of such series.

    In January 1998, the Board of Directors of the Company adopted a stockholder rights plan by declaring a dividend distribution of one preferred stock purchase right (one "Right") on each share of the Company's Common Stock outstanding on January 27, 1998 or, in certain circumstances, issued thereafter. Initially, the Rights are not exercisable, are not represented by separate Right certificates and do not trade separately from the Company's Common Stock. Ten days after a tender offer or acquisition of 15% or more of the Company's common stock, each right may be exercised for $140 ("Exercise Price") to purchase one one thousandth of one share of the Company's Series A Junior Participating Preferred Stock. Each one one-thousandth of a share of Series A Junior Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. In addition after such rights are triggered, each Right entitles the holder to purchase common stock of the Company with a fair value of twice the Exercise Price or, in certain circumstances, securities of the acquiring company for the Exercise price. Each Right expires in January 2008 and, during specified periods, the Company may redeem or exchange each Right for $.01 or one share of common stock. The Rights Agreement has been filed by the Company with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A dated February 2, 1998. Stockholders are urged to review the Rights Agreement for a complete understanding of the Rights Plan. The Rights Plan, while providing the Board of Directors with flexibility in connection with possible acquisitions and deterring unfair or coercive takeover tactics, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, beneficial ownership of 15% or more of the outstanding shares of the Company's Common Stock.

COMMON STOCK

    In April 1999, the Company signed agreements with W.W. Grainger, Inc. ("Grainger"), a provider of MRO supplies and related information in North America. Grainger acquired 1,000,000 shares of the Company's common stock for $14.5 million, less expenses of $954 thousand and acquired a two-year option to purchase 5% of the Company's wholly owned subsidiary, MRO.com, Inc. for an exercise price of $3.8 million. This option was terminated by agreement of the parties in November of 2000. In June 2001, the Company paid $650 thousand to Grainger, recorded as general and administrative expenses, to re-purchase the option agreement.

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

    On September 28, 2000, the Company executed a restricted stock agreement with one employee. In exchange for continued employment, the employee received 15,000 shares vesting equally in amounts of 5,000 on each September 30, 2001, 2002, and 2003. In May 2001, the vesting period of the 15,000 shares was amended. Under the amended agreement, 5,000 shares vested on October 1, 2001, and the remaining 10,000 shares vested on January 2, 2002 and the restricted stock agreement is no longer conditioned on employment. The shares were recorded at fair market value on the date of issuance as deferred compensation and the related amount was recorded as sales and marketing expense during fiscal 2001, as there is no continuing obligation of the employee beyond September 30, 2001

    On June 18, 2001, each non-employee Director received an outright grant of 6,250 shares of restricted stock vesting on a quarterly basis over three years in twelve equal installments vesting on the 15th day of the second month of each quarter, subject to acceleration under certain circumstances. The shares were recorded at fair market value on the date of issuance as deferred compensation and the related amount is being recorded as general and administrative expenses over the vesting period.

O. SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid for interest and taxes was as follows:

                                                                      Year Ended September 30,
                                                                ------------------------------------
(in thousands)                                                   2002           2001           2000
                                                                 ----           ----           ----
Interest...................................                     $   45         $   59         $  107
Income taxes...............................                      2,490          1,430          4,773

    Acquisitions of businesses were as follows:

                                                                      Year Ended September 30,
                                                               -------------------------------------
(in thousands)                                                   2002           2001           2000
                                                                 ----           ----           ----
Fair value of assets acquired..............                    $23,573        $ 3,766        $71,783
Fair value of liabilities assumed..........                     (5,630)            66         (4,446)
Net cash paid for acquisitions.............                    $ 1,293        $ 3,700        $62,278

P. SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

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

    Beginning in fiscal year 2002, the "Demand-Side" product offerings were re-named Strategic MRO, and the "Supply-Side" product offerings were split into two distinct products groups: Enterprise Catalog Management and OCS. With the acquisition of MainControl, Inc, the Company acquired an IT asset management product and the Company redefined its three product groups as such: (1) Asset Management products and services (MAXIMO and MAXIMO MainControl), (2) Enterprise Catalog Management products and services and (3) Online Commerce Services. The Company reports revenues for these three product groups but does not allocate operating expenses to these three product groups and therefore reports operating results for one reportable industry segment -- Strategic Asset Management. The Company's management assesses its operating results on an aggregate basis to make decisions about resources to be allocated to the various product groups. All segment-reported financial information contained in this report has been restated to reflect the Company's repositioning to one industry segment, effective in the first quarter of fiscal year 2002.

    The Company manages its business across the following geographic areas:
United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific.

    A summary of the Company's revenues by geographical area was as follows:

                                                                    Year Ended September 30,
                                                             ---------------------------------------
(in thousands)                                                 2002           2001           2000
                                                             ---------      ---------      ---------
Revenues:

   United States ............................                $ 106,770      $ 122,025      $ 103,623
   Other Americas ...........................                    7,558          9,246         12,485
   Intercompany revenues ....................                    9,940          6,717          2,867
                                                             ---------      ---------      ---------
         Subtotal ...........................                $ 124,268      $ 137,988      $ 118,948
                                                             ---------      ---------      ---------

   Europe/Middle East and Africa ............                   45,905         43,986         41,415
   Asia/Pacific .............................                   11,648         10,193         11,165
   Consolidating eliminations ...............                   (9,940)        (6,717)        (2,867)
                                                             ---------      ---------      ---------
         Total revenues .....................                $ 171,881      $ 185,450      $ 168,661
                                                             ---------      ---------      ---------

(Loss)/income from operations:
   United States ............................                $ (21,444)     $ (21,329)     $   2,561
   Other Americas ...........................                   (6,901)        (8,203)        (7,880)
   Europe/Middle East and Africa ............                   13,855         11,393          8,646
   Asia/Pacific .............................                     (829)        (2,616)        (3,898)
                                                             ---------      ---------      ---------
                                                             $ (15,319)     $ (20,755)     $    (571)
                                                             ---------      ---------      ---------

                                                                               As of September 30,
                                                                             -----------------------
(in thousands)                                                                 2002           2001
                                                                             --------       --------
Long-lived assets:
   United States .............................                                $65,436       $ 60,282
   Other Americas ............................                                  1,621          2,037
   Europe/Middle East and Africa .............                                  3,501          3,388
   Asia/Pacific ..............................                                    250            397
                                                                              -------       --------
                                                                              $70,808       $ 66,104
                                                                              -------       --------

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

    No customer accounted for more than 10% of revenue in fiscal 2002, 2001 or 2000.

Q. SUBSEQUENT EVENT

    In October 2002, the Company finalized sale of its newsletter business, Modern Distribution Management. The assets of the sale include a subscriber list, copyrights and trademarks. Under the terms of the agreement, the purchaser will assume all the unfulfilled subscription liabilities of the newsletter as of the date of purchase. The assumption of the liabilities and the agreement of the buyer to perform certain services related to the newsletter represents the full consideration paid for this business.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL. A                                   COL. B         COL. C                  COL. D         COL.E
---------------------------------------------------------------------------------------------------------
                                                            ADDITIONS
                                                      -----------------------
                                       BALANCE AT     CHARGED TO   CHARGED TO                BALANCE AT
                                        BEGINNING      COSTS AND     OTHER                     END OF
                                        OF PERIOD      EXPENSES     ACCOUNTS   DEDUCTIONS      PERIOD
                                       -----------------------------------------------------------------
YEAR ENDED SEP.30, 2002
  Allowance for doubtful accounts        $3,848,916   $1,753,282          --   $2,181,399     $3,420,799

YEAR ENDED SEP.30, 2001
  Allowance for doubtful accounts        $2,824,714   $2,916,923          --   $1,892,721     $3,848,916

YEAR ENDED SEP.30, 2000
  Allowance for doubtful accounts        $2,866,751   $  850,940          --   $  892,977     $2,824,714

                                  EXHIBIT INDEX

EXHIBIT
NO.      DESCRIPTION                                                                    PAGE
--       -----------                                                                    ----
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

4.1 Specimen certificate for the Common Stock, $.01, of the Company (included as Exhibit 4.1 to the Company's Current Report on Form 10-Q for the quarter ended December 31, 2001, File No. 0-23852 and incorporated herein by reference)

4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration
         Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

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

9.1 Shareholders Agreement between Robert L. Daniels and Susan H. Daniels dated August 1, 2001 (included as Exhibit 9.1 to the Company's Annual
         Report on Form 10-K for the fiscal year ended September 30, 2001
         File No. 0-23852 and incorporated herein by reference)

10.1     Fiscal Year 2002 Executive Bonus Plan (included as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         2002, Commission File No. 0-23852 and incorporated herein by reference)

21.1     Subsidiaries of the Company

23.1     Consent of PricewaterhouseCoopers LLP