Form 10-Q
period 2002-12-31
MRO SOFTWARE INC
filed 2003-02-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

(mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes |X| No | |

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 24,382,734 shares of common stock, $.01 par value per share, as of January 31, 2003.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                              Page

          Consolidated Balance Sheets (unaudited) as of December 31, 2002
          and September 30, 2002.                                            3

          Consolidated Statements of Operations (unaudited) for the three
          months ended December 31, 2002 and 2001.                           4

          Consolidated Statements of Cash Flows (unaudited) for the three
          months ended December 31, 2002 and 2001.                           5

          Notes to Consolidated Financial Statements (unaudited).            6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         27

Item 4.   Controls and Procedures                                            27

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  28
Item 2.   Changes in Securities                                              28
Item 3.   Defaults upon Senior Executives                                    28
Item 4.   Submission of Matter to a Vote of Security Holders                 28
Item 5.   Other Information                                                  28
Item 6.   Exhibits and Reports on Form 8-K                                   28
          SIGNATURE                                                          30

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           DECEMBER 31,    SEPTEMBER 30,
                                                               2002            2002
                                                               ----            ----
                             ASSETS
  (IN THOUSANDS)
Current assets:
  Cash and cash equivalents                                  $  70,515      $  67,315
  Accounts receivable, trade, less allowance
   for doubtful accounts of $3,469 at December 31, 2002
   and $3,421 at September 30, 2002, respectively               31,754         35,433
  Prepaid expenses and other current assets                      7,516          6,429
  Deferred income taxes                                          2,559          2,613
                                                             ---------      ---------
    Total current assets                                       112,344        111,790
                                                             ---------      ---------

Marketable securities                                              500            500
Property and equipment, net                                      9,645         10,156
Intangible assets, net                                          57,274         58,366
Other assets                                                     2,398          2,285
Deferred income taxes                                            8,569          9,056
                                                             ---------      ---------
    Total assets                                             $ 190,730      $ 192,153
                                                             =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                       $  14,517      $  16,844
 Accrued compensation                                            8,140          9,081
 Other current liabilities                                         130            267
 Deferred revenue                                               26,805         27,536
                                                             ---------      ---------
   Total current liabilities                                    49,592         53,728
                                                             ---------      ---------

 Other long term liabilities                                       342            379
 Deferred revenue                                                1,036             26

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 24,375 and 24,267 issued at December 31, 2002
 and September 30, 2002, respectively                              244            243
Additional paid-in capital                                     113,498        112,700
Deferred compensation                                             (149)          (176)
Retained earnings                                               26,688         26,293
Accumulated other comprehensive loss                              (521)        (1,040)
                                                             ---------      ---------
    Total stockholders' equity                                 139,760        138,020
                                                             ---------      ---------

    Total liabilities and stockholders' equity               $ 190,730      $ 192,153
                                                             =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                            -------------------
                                                              2002        2001
                                                              ----        ----
(IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues:
        Software                                            $ 12,685   $ 13,825
        Support and services                                  31,203     32,651
                                                            --------   --------
                 Total revenues                               43,888     46,476
                                                            --------   --------

    Cost of revenues:
        Software                                               1,850      1,957
        Support and services                                  14,928     16,946
                                                            --------   --------
                 Total cost of revenues                       16,778     18,903
                                                            --------   --------

    Gross profit                                              27,110     27,573

    Operating expenses:
        Sales and marketing                                   15,399     16,016
        Product development                                    6,756      6,667
        General and administrative                             4,646      4,728
        Amortization of goodwill and other intangibles           248      3,053
                                                            --------   --------
                 Total operating expenses                     27,049     30,464
                                                            --------   --------

    Income/(loss) from operations                                 61     (2,891)

        Interest income                                          210        272
        Other income/(expense), net                              338         (3)
                                                            --------   --------

    Income/(loss) before income taxes                            609     (2,622)

    Provision for (benefit) from income taxes                    214       (697)
                                                            --------   --------

    Net income/(loss)                                       $    395   $ (1,925)
                                                            ========   ========

    Net income/(loss) per share, basic                      $   0.02   $  (0.09)
                                                            --------   --------
    Net income/(loss) per share, diluted                    $   0.02   $  (0.09)
                                                            --------   --------

    Shares used to calculate net loss per share
         Basic                                                24,306     22,311
         Diluted                                              24,478     22,311

The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                    ---------------------

                                                                      2002         2001
                                                                      ----         ----

Cash flows from operating activities:
  Net income/(loss)                                                 $    395    $ (1,925)
  Adjustments to reconcile net income/(loss) to net
    cash provided by operating activities:
    Depreciation                                                       1,212       1,393
    Amortization of goodwill and other intangibles                     1,098       3,903
    Amortization of premium on marketable securities                      --          16
    Stock-based compensation                                              27          27
    Deferred income taxes                                                560        (973)
    Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                              3,829       4,430
      Prepaid expenses and other assets                                 (884)     (1,589)
      Accounts payable, accrued expenses and other liabilities        (2,690)        370
      Accrued compensation                                            (1,037)     (2,609)
      Deferred revenue                                                     4       2,235
                                                                    --------    --------
Net cash provided by operating activities                              2,514       5,278
                                                                    --------    --------

Cash flows from investing activities:
    Acquisitions of property and equipment and other
      capital expenditures                                              (708)       (855)
    Sale of marketable securities                                         --         980
                                                                    --------    --------
Net cash (used in)/provided by investing activities                     (708)        125
                                                                    --------    --------

Cash flows from financing activities:
    Proceeds from exercise of stock options and employee
      stock purchases                                                    799       2,037
                                                                    --------    --------
Net cash provided by financing activities                                799       2,037
                                                                    --------    --------

Effect of exchange rate changes on cash                                  595          85
                                                                    --------    --------


Net  increase in cash and cash equivalents                             3,200       7,525

Cash and cash equivalents, beginning of period                        67,315      42,115
                                                                    --------    --------

Cash and cash equivalents, end of period                            $ 70,515    $ 49,640
                                                                    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of December 31, 2002 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2003, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 30, 2002.

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

B.    INCOME PER SHARE

Basic income (loss) per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing income or loss available to common shareholders by the weighted average of common shares outstanding plus dilutive potential common shares. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect. All potential dilutive common shares are excluded from the computation of net loss per share because they are anti-dilutive.

Basic and diluted income per share are calculated as follows:

                                                           THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   12/31/02       12/31/01
                                                        --------       --------

Net income/(loss)                                       $    395       $ (1,925)

Denominator:
Weighted average common shares
outstanding-basic                                         24,306         22,311

Effect of dilutive securities (1)                            172             --
                                                        --------       --------

Weighted average common shares
outstanding-diluted                                       24,478         22,311
                                                        ========       ========

Net income/(loss) per share, basic                      $   0.02       $  (0.09)
Net income/(loss) per share, diluted                    $   0.02       $  (0.09)

(1) Options to purchase 2,402,471 shares of the Company's common stock were outstanding as of the three months ended December 31, 2002 but were not included in the computation of diluted net income per share because the exercise price of the options were greater than the weighted average market price of the common stock during the period. Options to purchase 1,033,966 shares of the Company's common stock were outstanding as of the three months ended December 31, 2001 but were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company's net loss.

C.    COMPREHENSIVE LOSS:

The following table reflects the components of comprehensive net loss:

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,

(IN THOUSANDS)                                             12/31/02     12/31/01
                                                           --------     --------

Net income/(loss)                                           $   395     $(1,925)
Other comprehensive net income/(loss),
 Net of tax:
   Unrealized loss on securities arising during period           --         (10)
   Foreign currency translation adjustment                      519          83
                                                            -------     -------
Comprehensive income/(loss)                                 $   914     $(1,852)
                                                            =======     =======

D.    SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

The Company reports revenues and income under one reportable industry segment, Strategic Asset Management. Our Strategic Asset Management solutions include MAXIMO for the Enterprise Asset Management market and MAXIMO MainControl for the IT Asset Management market. We also offer Online Commerce Services (OCS) that enable our asset-centric procurement capabilities. The Company does not allocate expenses to these product groups, and all operating results are assessed on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific.

A summary of the Company's revenues by geographical area was as follows:

                                                          THREE MONTHS ENDED
                                                              DECEMBER 31,
(IN THOUSANDS)                                           2002             2001
                                                         ----             ----

Revenues:

     United States                                     $ 25,931        $ 28,657
     Other Americas                                       3,655           2,403
     Intercompany                                         1,698           3,373
                                                       --------        --------
     Subtotal                                          $ 31,284        $ 34,433

     Europe/Middle East and Africa                       11,208          12,712
     Asia/Pacific                                         3,094           2,704
     Intercompany                                        (1,698)         (3,373)
                                                       --------        --------
     Total revenues                                    $ 43,888        $ 46,476
                                                       ========        ========

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

E.    ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company adopted SFAS 146 on October 1, 2002 and does not expect that the adoption will have a material impact on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment to SFAS No.
123. SFAS 148 amends FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will report in accordance with the disclosure requirements of SFAS 148 beginning with its quarter ended March 31, 2003.

F.    Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These new statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill is no longer amortized but tested annually for impairment. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements were effective for business combinations initiated after June 30, 2001, with the entire provisions of SFAS No. 142 becoming effective for the Company commencing with its 2003 fiscal year. MRO has not completed its transitional impairment test. As a result of adopting SFAS No. 142, approximately $12.2 million of goodwill amortization will not be recognized in fiscal 2003.

The following is a reconciliation of reported net loss to adjusted net income and reported net loss per share to adjusted net income per share had SFAS No. 142 been in effect for the three months ended December 31, 2001 (table in thousands, except per share amounts):

                                                            For the
                                                       Three Months Ended
                                                        December 31, 2001
                                                        -----------------
Net loss                                                     $  (1,925)
Add back: impact of goodwill amortization,
  net of tax benefit                                             2,053
Adjusted net income                                          $     128
Net loss per share, basic and diluted                        $   (0.09)
Add back: Impact of goodwill amortization,
  net of taxes                                                    0.10
Adjusted net income per share, basic and diluted                  0.01

Intangible assets as of December 31, 2002 and September 30, 2002 consist of the following: (table in thousands):

(in thousands)                     December 31    September 30
                                      2002           2002
                                    --------       --------
Goodwill                            $ 78,013       $ 78,013
Accumulated amortization             (31,643)       (31,643)
                                    --------       --------
Sub-total Goodwill                    46,370         46,370
                                    --------       --------

Purchased Technology                $ 15,744       $ 15,744
Accumulated amortization              (6,738)        (5,894)
                                    --------       --------
Sub-total Purchased technology         9,006          9,850
                                    --------       --------

Other intangibles                   $  3,233       $  3,932
Accumulated amortization              (1,335)        (1,786)
                                    --------       --------
Sub-total other intangibles            1,898          2,146
                                    --------       --------

Other intangibles consist of customer contracts, backlog, customer lists, non-compete agreements and leasehold advantages.

         Amortization expense of intangible assets was $1.1 million and $3.9 million for the three months ended December 31, 2002 and December 31, 2001, respectively. The 2001 amounts included amortization of goodwill. As of December 31, 2002, amortization expense on existing intangibles for the next five years is as follows

(in thousands):
         2003           $ 3,204
         2004             3,024
         2005             2,240
         2006             1,383
         2007               477
                        -------
           Total        $10,328
                        -------

There were no changes in the carrying amount of goodwill, net, for the three months ended December 31, 2002.

G. SUBSEQUENT EVENT

Sale of Assets of Catalog Services Operation

On January 17, 2003, MRO Software, Inc. (the "Company") sold the assets that had been used in the industrial data normalization services operations of its wholly owned subsidiary INTERMAT, Inc. The assets included software and technology used in such operations, contracts with customers, suppliers and vendors, and trademarks associated with such operations. INTERMAT, Inc. was acquired by the Company in March 2000.

The assets were purchased by International Materials Solutions, Inc. (the "Buyer"). As consideration for the assets, the Buyer assumed all liabilities arising in connection with the assets and the associated business operations from and after January 1, 2003 and delivered two promissory notes in the face amount of $1 million each, together with a stock purchase warrant representing the right to purchase five (5%) percent of the Buyer's common stock. One promissory note is payable over a period of three years commencing July 1, 2003, and the other promissory note is payable in full on June 30, 2006. Each note bears interest at the prime rate plus one (1%) percent per year, and will accelerate upon a change in control of the Buyer, or upon a default by Buyer under certain obligations in the transaction documents. The promissory notes are subordinate to working capital financing obtained by the Buyer, and the Buyer has agreed not to obtain such financing in excess of $2 million. The Company retained comprehensive, non-exclusive rights to the software and technology used in the business, which has also been embedded in the Company's MAXIMO(R) and Online Commerce Services offerings.

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

Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported condition and results of operations, include revenue recognition, estimating the allowance for doubtful accounts, deferred tax assets, and the valuation of long-lived assets. These critical accounting policies and estimates should be read in conjunction with the critical accounting policies and estimates included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 30, 2002. The Company includes and updates critical accounting policies and estimates in interim periods if a new critical accounting policy is adopted or amended or if there are material changes in related judgments or conditions underlying the Company's estimates in the interim period.

DEFERRED INCOME TAXES

The Company accounts for income taxes under the asset and liability approach for accounting and reporting for income taxes in accordance with SFAS No. 109. The Company computes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, and the expected tax benefit of operating loss carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company continually assesses the realizability of its deferred tax asset. A valuation allowance is recorded to reduce deferred tax assets to the amount of future expected tax benefit when it is more likely than not to be realized. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance for the Company consists of our recent cumulative operating losses. However, since these operating losses are attributable to several charges that we believe are non-recurring in nature, the Company has not recorded a valuation allowance in relation to these losses. The non-recurring charges contributing to the Company's recent cumulative operating losses consist of goodwill amortization from acquisitions and a large initial investment into the Internet e-Commerce market. Positive evidence that would negate the need for a valuation allowance consists of the projection of future pre-tax profits and a strong earnings history for the Company prior to these operating loss years. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such a determination is made. The net deferred tax asset amount as of December 31, 2002 is $11.1 million.

The Company has established a valuation allowance with respect to certain Canadian net operating loss carryforwards, the net operating losses acquired from Applied Image Technologies, Inc. (AIT), and various State net operating loss carryforwards. The valuation allowance was based upon expected earnings within individual tax jurisdictions and statutory limitations imposed by tax jurisdictions, which will more likely than not reduce our ability to realize the net operating loss carryforwards. The related valuation allowance as of December 31, 2002 is $2.2 million.

OVERVIEW

MRO Software is a leading global provider of strategic asset management solutions. Strategic asset management is the management and optimization of our customers' critical assets - those that have a significant impact on operations and performance, including assets used in production, facilities, fleet and Information Technology (IT) operations. The Company's strategic asset management solutions allow our customers to manage the complete lifecycle of their strategic assets, including: planning, procurement, deployment, tracking, maintenance and retirement. Our strategic asset management solutions include MAXIMO for the Enterprise Asset Management (EAM) market and MAXIMO MainControl for the IT Asset Management (ITAM) market. We also offer Online Commerce Services (OCS) that enable our asset-centric procurement capabilities. Asset-centric procurement is a combination of products and services designed to support the requirements of industrial asset-related procurement. Using MRO Software's products and services, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset base.

During fiscal 2002, the Company's product offerings were Strategic MRO, Enterprise Catalog Management, and OCS. As all of these products were complementary to one another, the Company reported in one operating segment. In June 2002, we acquired MainControl, Inc. and its IT asset management product, MC/Empower (re-branded MAXIMO MainControl). During the course of the fiscal year, we also began incorporating portions of our e-Commerce technologies into MAXIMO and we redefined our OCS and Enterprise Catalog Management solution, creating an asset-centric procurement solution that would complement our strategic asset management solutions (MAXIMO and MAXIMO MainControl).

At the beginning of fiscal 2003, the Strategic MRO offerings have been renamed strategic asset management and consist of the MAXIMO and MAXIMO MainControl products. Our asset-centric procurement products consist of Online Commerce Services and Enterprise Catalog Management. The Company reports revenues for these product groups but does not allocate expenses to these product groups. The Company's management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

On January 17, 2003, the Company sold the assets of its INTERMAT industrial data normalization services operations. Under the terms of the sale, the Company retained comprehensive, non-exclusive rights to the software and technology used in the business, which has been embedded in the Company's MAXIMO and Online Commerce Services offerings.

RESULTS OF OPERATIONS

REVENUES

                                          Three                       Three
                                          Months                      Months
                                          Ended         CHANGE        Ended
(in thousands)                           12/31/02         %          12/31/01
                                         --------       ------       --------
Software licenses                        $12,685         (8)%         $13,825
Percentage of total revenues                  29%                          30%

Support and services                     $31,203         (5)%         $32,651
Percentage of total revenues                  71%                          70%

Total revenues                           $43,888         (6)%         $46,476

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services.

Software license revenues decreased 9% to $12.6 million from $13.8 million for the three months ended December 31, 2002 and 2001, respectively. The decrease was mainly attributable to a decrease in MAXIMO software license revenues, which decreased 8% to $12.5 million from $13.6 million for the three months ended December 31, 2002 and 2001, respectively. The Company attributes this decrease to the continued difficult IT spending environment and adverse economic conditions among our customers and in the general economy, as a result of which our customers are deferring or canceling their IT projects, and the Company is experiencing longer and less successful sales cycles. The Company did not recognize any software license revenues related to its IT asset management product (MAXIMO MainControl) for the three months ended December 31, 2002. The Company purchased the MAXIMO MainControl product in June 2002. In the quarter ending September 30, 2002, the Company recognized $2.7 million of software license revenue that was generated by the MainControl sales pipeline in existence at the time of the acquisition. In the quarter ended December 31, 2002, the Company has restructured its sales organizations to rebuild and expand the MAXIMO MainControl sales force and pipeline in a manner consistent with MRO's business model, which is organized by specific industry, geographies, and sales skill sets.

Support revenues increased 21% to $15.5 million from $12.8 million for the three months ended December 31, 2002 and 2001, respectively. Support revenues have increased as a result of an increase in the number of MAXIMO customers and a strong renewal rate for maintenance contracts. MAXIMO support revenues increased 17% to $14.8 million from $12.7 million for the three months ended December 2002 and 2001, respectively. The Company recognized $700 thousand of support revenues related to its MAXIMO MainControl product.

Service revenues decreased 22% to $15.7 million from $19.9 million for the three months ended December 31, 2002 and 2001, respectively. MAXIMO service revenues decreased 19% to $13.4 million from $16.4 million for the three months ended December 31, 2002 and 2001, respectively. The decease is primarily due to a decline in MAXIMO software licenses sold, which reduced the demand for services related to customer implementations. The Company derives a large portion of its services revenues from the implementation of MAXIMO software that has recently been sold to new customers, and our services revenues are therefore driven largely by our recent MAXIMO license sales. MAXIMO MainControl service revenues were $539 thousand for the three months ended December 31, 2002. Enterprise Catalog Management services revenues decreased 62% to $1.0 million from $2.6 million for the three months ended December 31, 2002 and 2001, respectively.

The Company has organized its product offerings into two categories: (1) Strategic asset management products and services and (2) Asset-centric procurement products and services. Total strategic asset management revenues were $42.0 million and $42.7 million for the three months ended December 31, 2002 and 2001, respectively. MAXIMO revenues represented 93% and 92% of total revenues for the three months ended December 31, 2002 and 2001, respectively. MAXIMO MainControl revenues were $1.2 million for the three months ended December 31, 2002. OCS revenues decreased 22% to $709 thousand from $910 thousand for the three months ended December 31, 2002 and 2001, respectively. The Company will maintain its investment in this solution commensurate with the level of sales, while simultaneously controlling operating and administrative expenses. Enterprise Catalog Management revenues decreased 59% to $1.2 million from $2.9 million for the three months ended December 31, 2002 and 2001, respectively. The Company sold the assets related to its Catalog Services operations of the Company in January 2003 and therefore will not recognize any more services revenue related to Enterprise Catalog Management.

COST OF REVENUES

                                          Three                       Three
                                          Months                      Months
                                          Ended         CHANGE        Ended
(in thousands)                           12/31/02         %          12/31/01
                                         --------       ------       --------
Software licenses                        $  1,850        (6)%        $  1,957
Percentage of software licenses                15%                         15%

Support and services                     $ 14,928       (12)%        $ 16,946
Percentage of support and services             48%                         52%

Total cost of revenues                   $ 16,778       (12)%        $ 18,903
Percentage of total revenues                   39%                         41%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. Cost of software license revenues decreased 6% to $1.9 million from $2.0 million for the three months ended December 31, 2002 and 2001, respectively. The decrease in the cost of software license revenues was due to a $100 thousand decrease in software purchased for resale related to our MAXIMO Mobile Suite product. Cost of software licenseslicenses, as a percentage of software licenses were 15% for the three months ended December 31, 2002 and 2001, respectively. Amortization of acquired technology was $844 thousand and $850 thousand for the three months ended December 31, 2002 and 2001, respectively.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues increased 32% to $2.5 million from $1.9 million for the three months ended December 31, 2002 and 2001, respectively. Cost of support revenues, as a percentage of total support revenues were 17% and 16% for the three months ended December 31, 2002 and 2001, respectively. The increase in cost of support revenues was attributable to an increase in personnel due to an increase in the number of customers.

Cost of service revenues decreased 18% to $12.4 million from $15.0 million for the three months ended December 31, 2002 and 2001, respectively. The decrease in cost of service revenues was primarily attributable to a $1.8 million decrease for the costs of third party consultants implementing the Company's products, a $400 thousand decrease in reimbursable travel expenses and an overall decrease in spending. Cost of service revenues, as a percentage of total service revenues were 79% and 76% for the three months ended December 2002 and 2001, respectively. The increase in cost of service revenues as a percentage of total services revenues was due to costs to support the Enterprise Catalog Management service offering without a commensurate increase in revenues.

OPERATING EXPENSES

                                                  Three                  Three
                                                  Months                 Months
                                                  Ended      CHANGE      Ended
(in thousands)                                   12/31/02      %        12/31/01
                                                 --------    ------     --------

Sales and marketing                              $15,399      (4)%      $16,016
Percentage of total revenues                          35%                    35%

Product development                              $ 6,756       2%       $ 6,667
Percentage of total revenues                          16%                    15%

General and administrative                       $ 4,646      (2)%      $ 4,728
Percentage of total revenues                          11%                    11%

Amortization of goodwill and other intangibles   $   248     (92)%      $ 3,053
Percentage of total revenues                         .01%                     7%

Sales and marketing expenses decreased 4% to $15.4 million from $16.0 million for the three months ended December 31, 2002 and 2001, respectively. The decrease was primarily attributable to a $735 thousand decrease in sales commissions due to the decrease in MAXIMO software license revenues. Offsetting this decrease is a $120 thousand increase in personnel costs and related benefits due to an increase in the number of sales and marketing personnel, mainly from the acquisition of MainControl, Inc.

Product development expenses increased 2% to $6.8 million from $6.7 million for the three months ended December 31, 2002 and 2001, respectively. The Company expects to continue to make enhancements to MAXIMO 5, integrate MAXIMO MainControl into its overall product architecture and develop industry-specific functionality, in a manner commensurate with future expectations of revenues and income from sales of the resulting product enhancements and functionality.

General and administrative expenses decreased 2% to $4.6 million from $4.7 million for the three months ended December 31, 2002 and 2001, respectively. The decrease is due mainly to a decrease in general and administrative salaries and related benefits due to a decrease in the number of general and administrative personnel.

The decrease in amortization of goodwill and other intangibles expense is due to the adoption of SFAS No. 142 by the Company on October 1, 2002. In accordance with SFAS No. 142, goodwill will no longer be amortized. Intangibles and other identifiable assets will continue to be amortized. Goodwill amortization was $2.9 million for the three months ended December 31, 2001. Other intangible amortization expense was $248 thousand and $110 thousand for the three months ended December 31, 2002 and 2001, respectively.

NON-OPERATING EXPENSES

                                             Three                       Three
                                             Months                      Months
                                             Ended         CHANGE        Ended
(in thousands)                              12/31/02          %         12/31/01
                                            --------       ------       --------
Interest income                              $ 210          (23)%        $ 272
Other income /(expense)                      $ 338          112%         $  (3)

Interest income is attributable to interest earned on marketable securities and cash equivalents. Due to unfavorable interest yields, the Company did not reinvest its portfolio in short-term treasuries and municipal bonds as they matured. The Company instead has reinvested its cash in short-term securities, such as money market funds, until rates rise on securities. The change in other income/(expense) was due to gains attributable to currency rate fluctuations.

INCOME TAXES

The Company's effective tax rate was a provision of 35% and a benefit of 27% for the three months ended December 31, 2002 and 2001, respectively. The difference between the effective tax rates and the federal statutory tax rate of 35% is due to the non-deductible nature of certain intangible amortization expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had cash and cash equivalents of $70.5 million, marketable securities of $500 thousand, and working capital of $62.8 million.

Cash provided by operating activities was $2.5 million for the three months ended December 31, 2002 was primarily attributable to the collection of accounts receivables, offset by accounts payable, accrued compensation, and prepaid expenses and other assets. The days sales outstanding decreased from 74 days to 65 days for the three months ended December 31, 2002 and 2001, respectively.

Cash used in investing activities was $708 thousand for the three months ended December 31, 2002 and was used in the acquisition of fixed assets.

Cash provided by financing activities was $799 thousand for the three months ended December 31, 2002 and represents proceeds from the Company's 2002 Employee Stock Purchase Plan.

As of December 31, 2002, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. The Company's corporate headquarters are under lease through December 31, 2009. The Company leases its other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology.

The Company expects that its cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through at least December 31, 2003. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations, leaving its cash reserves available for acquisitions, other investments and unanticipated expenditures. The Company has no debt obligations. The factors which might impact the Company's cash flows, are the same factors as those which might impact the Company's business and operations generally, as described below under the heading "Factors Affecting Future Performance". Should the Company experience a downturn in cash flows from operations, the Company's cash and marketable securities will be sufficient to meet its working capital and planned capital expenditure requirements through at least December 31, 2003.

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

OUR BUSINESS IS SENSITIVE TO GENERAL ECONOMIC CONDITIONS, AND OVERALL DOWNTURNS IN THE ECONOMY AND IN INDUSTRIAL SPENDING, AND OUR FORECASTING SYSTEMS HAVE NEVER BEEN TESTED UNDER CONDITIONS OF EXTENDED ECONOMIC DOWNTURN.

Over the past several quarters, the US and worldwide economies have experienced recession or similar conditions, with a negative effect on our revenues and operations. As industrial companies experience downturns, they often delay or cease spending on capital assets and IT infrastructure (including software and related services). As a result, our revenues have in the past fallen, and may again in the future fall, below expectations. The slump in the economy, in general, and the market for IT software and services, in particular, have continued for an extended period of time. While our forecasting systems and metrics have generally been reliable in informing our projections and guidance for future performance, the current economic downturn has persisted for a length of time that is unprecedented in the Company's recent history, our forecasting systems may not be valid under such conditions, and our expectations and guidance for future performance may not be accurate. If the US and worldwide economies do not recover and if growth and IT spending do not materialize, our revenues may be decreased, and there could be a material adverse result on our operating results and financial condition.

THE TRADITIONAL MARKET FOR OUR MAXIMO PRODUCT IS MATURE AND SATURATED AND PRESENTS LIMITED OPPORTUNITY FOR GROWTH.

MAXIMO has been the industry-leading plant floor capital asset maintenance product for a number of years, and we have acquired a large number of customers in this market. However, most large industrial organizations have made significant investments in systems that support the maintenance of their capital assets, and opportunities for new MAXIMO sales in this market segment are more limited than they have been in the past. In addition, the emergence and growth of this market attracted a large number of competitors, and most of the largest software companies that sell into complementary markets have developed competing asset maintenance products. It is likely that this market segment will continue to mature, there will be fewer sales opportunities in our traditional asset maintenance market, and competitive forces will put downward pressure on our average sales prices and rates of success. While we continue to strengthen and broaden our MAXIMO offering, and reach into new markets, these efforts may not be sufficient to overcome the effects of maturity and saturation in our traditional market, and our revenues, margins, results of operation and financial condition may be adversely impacted.

OUR INABILITY TO KEEP PACE WITH THE RAPID CHANGES IN TECHNOLOGY AND CUSTOMER DEMANDS THAT CHARACTERIZE OUR INDUSTRY WOULD DAMAGE OUR COMPETITIVE POSITION.

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements by us and by our competitors. Our success depends on our ability to continue to enhance our current products, and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and changing industry standards, and achieve market acceptance. In particular, we believe that we must continue to respond quickly to users' needs for new functionality and to advances in hardware and operating systems, and that we must continue to create products that conform to industry standards regarding the communication and interoperability among software, hardware and communications products of different vendors. As our market continues to mature, we must also develop products that are richly functional in specialized "vertical" market areas to meet the demands of customers is particular industries or market segments. If we fail to anticipate or respond adequately to technological developments and changes in customer requirements, or if we have any significant delays in product development or introduction, then we could lose competitiveness and revenues. We cannot give any assurance that we will be successful in developing and marketing new products or product enhancements, or that we will not experience significant delays in our development efforts. In addition, we cannot give any assurance that our new products and product enhancements will achieve market acceptance. Finally, when we develop new products or enhancements to our existing products, it is possible that potential customers will defer or delay their decisions to purchase existing products while the newer products and enhancements are being developed, released and proven in the market. Such delays could have a material, adverse impact on ongoing sales of existing products, and on the Company's business and our results of operations.

WE DEPEND SUBSTANTIALLY ON OUR MAXIMO PRODUCT, AND ANY DEVELOPMENTS THAT CAUSED REDUCED MARKET ACCEPTANCE OF MAXIMO WOULD HARM OUR BUSINESS.

Most of our revenues are derived from the licensing of our MAXIMO family of products and sales of related services and support. Our financial performance depends largely on continued market acceptance of MAXIMO, and on the acceptance and market penetration of MAXIMO 5, the new Internet-centric version of MAXIMO. We believe that continued market acceptance of MAXIMO, and our revenue stability and growth, will largely depend on our ability to continue to enhance and broaden the capabilities of MAXIMO 5, both by broadening the core MAXIMO functionality and by developing specialized functionality targeted at key customer industries. Any factor adversely affecting sales of MAXIMO, such as delays in further development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition or negative evaluations of the product, would have a material adverse effect on the Company's business and our results of operations. In addition, as with any new software product, it is possible that our customers will experience difficulties in implementing MAXIMO 5 and achieving the desired performance, either as a result of the inherent instability of new technology, or of a perceived shortfall in the functionality of a new product in comparison with the prior, more mature versions. If our MAXIMO 5 customers have difficulties installing and using the software or if they are not satisfied with the performance or functionality of MAXIMO 5, and if we were therefore unable to obtain customer references, our MAXIMO sales would suffer, which would have an adverse impact on our business and our results of operations.

THE MARKET ADDRESSED BY OUR MAXIMO MAINCONTROL PRODUCT IS IN TURMOIL, AND A SIGNIFICANT NEW COMPETITOR MAY EMERGE.

Our MAXIMO MainControl product is targeted at the IT asset maintenance market. In the past, Peregrine Systems, Inc. had the biggest single share of this market. Peregrine filed for bankruptcy protection in September 2002. As a result of Peregrine's bankruptcy, some prospective MAXIMO MainControl customers have questioned the validity of the product category, and some have adopted a "wait and see" attitude towards purchasing products in this market. The ultimate disposition of Peregrine's IT asset-related business might have a detrimental affect on the Company's ability to market its MAXIMO MainControl product. If Peregrine successfully emerges from bankruptcy with streamlined operations and without the burden of its pre-bankruptcy liabilities, the Company may be faced with a stronger competitor. During the bankruptcy process, Peregrine may auction off its IT asset-related business, and the buyer could become a significant competitor of the Company in this market. This new competitor may have previously been a competitor of the Company, or it may be a new entrant in the Company's competitive landscape. The Official Unsecured Creditors Committee has petitioned for the appointment of a Trustee to take control of Peregrine's assets and business, and we cannot predict what such a trustee would do with Peregrine's business or assets, or what affect such actions might have on the ITAM market or the Company's ability to successfully sell its MAXIMO MainControl and compete in this market. There is considerable uncertainty about the future of Peregrine's IT asset-related business, and the prospects for the IT asset maintenance market and the Company's ability to market and sell MAXIMO MainControl may be affected by the outcome of Peregrine's bankruptcy proceedings. The Company has included sales of

MAXIMO MainControl in its projections and guidance for fiscal 2003, and if the ITAM market or Peregrine's bankruptcy has an adverse affect on MAXIMO MainControl sales, there could be an adverse impact on our business and results of operations.

REVENUES ASSOCIATED WITH OUR ONLINE COMMERCE SERVICES OFFERING MAY DECLINE FURTHER.

Our Online Commerce Services ("OCS") business is dependent on the success and growth of the online business-to-business market in general, and OCS operations and revenues have declined as the market for business-to-business e-Commerce platforms and supporting solutions has experienced significant turmoil and a general downturn, and demand for these solutions has been sharply reduced. There is no clear indication of whether or when this market may re-emerge, or the direction that it may take. As a result, we cannot predict whether or when solutions that enable business-to-business e-Commerce, marketplaces or exchanges, such as OCS, will gain acceptance and be adopted on a repeated or predictable basis. We are unlikely to see any growth in revenues from our OCS solutions until the markets for business-to-business solutions in general, and for e-Commerce initiatives related to industrial products and services in particular, stabilize, move and grow in an understandable and predictable direction and our existing OCS revenues may be reduced further if these markets continue to decline.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND TO SEASONAL VARIATION.

We have experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results, which may negatively impact the price of our stock. We believe that these quarterly fluctuations are partly attributable to our sales commission policies, which compensate members of our direct sales force for meeting or exceeding annual quotas, and therefore tend to disproportionately influence our fourth and first quarter revenues. In addition, our quarterly revenues and operating results have fluctuated historically due to the number and timing of product introductions and enhancements, customers' delaying their purchasing decisions in anticipation of new product releases, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. We typically realize a significant portion of our revenue from sales of software licenses in the last two weeks of a quarter, frequently even in the last few days of a quarter. Failure to close a small number of large software license contracts may have a significant impact on revenues for the quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Accordingly, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The market for strategic asset maintenance software such as MAXIMO and MAXIMO MainControl is fragmented by geography, by hardware platform and by industry orientation, and is characterized by a large number of competitors including both independent software vendors and certain enterprise resource planning ("ERP") vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. MAXIMO also competes with integrated ERP systems, which include integrated maintenance modules offered by several large vendors, such as SAP, Oracle, JD Edwards and others. MAXIMO MainControl competes with companies in IT asset management market, such as Peregrine Systems, Inc. and Computer Associates, Inc. Currently, MAXIMO competes with products of a number of large vendors, some of which have traditionally provided maintenance software operating in a client/server environment and are now developing or offering systems that are web-architeched. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.

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

WE MAY BE FORCED TO PERFORM MORE FIXED PRICE SERVICES CONTRACTS.

A trend may be emerging among customers in our market towards demanding consulting and implementation services on a fixed price basis, whereby the Company agrees to deliver the contract requirements for a fixed fee, regardless of the actual number of person-hours actually provided, as opposed to our traditional services arrangements where we deliver services on a time and materials basis. In cases where services are provided on a fixed price basis and software is licensed at the same time, and if the services are essential to the overall solution desired by the customer or if the Company cannot determine the fair value of the services being delivered, then the Company may be required to recognize the license revenue from such transactions under the contract method of accounting. This would likely result in a postponement of recognition of, or even a reduction in, software license revenues, and could adversely affect our results of operation.

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

OUR STOCK PRICE HAS BEEN VOLATILE, AND YOU COULD INCUR LOSSES AS A RESULT OF FUTURE FLUCTUATIONS IN OUR STOCK PRICE.

There have recently been significant fluctuations in the market price of our common stock. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of many software and e-Commerce companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations also may adversely affect the market price of our common stock. In addition, general macroeconomic and market conditions unrelated to our performance may also affect demand for our products and services, our results of operations, and our stock price.

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

At December 31, 2002, the Company held $71.0 million in cash equivalents and marketable securities consisting of taxable and tax-exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company develops its products in the United States and markets them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, the Company has no hedging contracts.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            NONE

ITEM 2 RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES CHANGES IN SECURITIES

            NONE

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

      No current reports on Form 8-K were filed during the three months ended December 31, 2002.

     On January 31, 2003, The Company filed on Form 8-K, in Item 2, its sale of assets associated with the industrial normalization services operations of its wholly owned subsidiary INTERMAT, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MRO SOFTWARE, INC.


Date: February 14, 2003                        By:  /s/ Peter J. Rice
      -----------------                        --------------------------
                                               Peter J. Rice
                                               Executive Vice President -
                                               Finance and Administration,
                                               Chief Financial Officer and
                                               Treasurer
                                               (Principal Financial Officer)

                                  CERTIFICATION

I, NORMAN E. DRAPEAU, JR., certify that:

(1) I have reviewed this quarterly report on Form 10-Q of MRO Software, Inc. a Massachusetts corporation:

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

By: /s/ Norman E. Drapeau, Jr.
---------------------------------
Norman E. Drapeau, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

I, PETER J. RICE, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of MRO Software, Inc. a Massachusetts corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

By: /s/ Peter J. Rice
---------------------------------
Peter J. Rice
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)