Form 10-Q
period 2003-03-31
MRO SOFTWARE INC
filed 2003-05-15
CIK 920354

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes    X           No ________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes    X           No ________

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 24,420,297 shares of common stock, $.01 par value per share, as of May 12, 2003.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements                                             Page
              Consolidated Balance Sheets (unaudited) as of March                3
              31, 2003 and September 30, 2002.

              Consolidated Statements of Operations (unaudited)                  4
              for the three and six months ended March 31, 2003 and 2002.

              Consolidated Statements of Cash Flows (unaudited)                  5
              for the six months ended March 31, 2003 and 2002.

              Notes to Consolidated Financial Statements                         6
              (unaudited).
Item 2.       Management's Discussion and Analysis of Financial                 14
              Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about                    31
              Market Risk

Item 4.       Controls and Procedures                                           31

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                 32
Item 2.       Changes in Securities                                             32
Item 3.       Defaults upon Senior Executives                                   32
Item 4.       Submission of Matter to a Vote of Security Holders                32
Item 5.       Other Information                                                 32
Item 6.       Exhibits and Reports on Form 8-K                                  33
              SIGNATURE                                                         35

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                    ASSETS                 MARCH 31,    SEPTEMBER 30,
                                                                           ---------    -------------
                                                                             2003           2002
                                                                           ---------      ---------
  (in thousands)
Current assets:
  Cash and cash equivalents                                                $  72,782      $  67,315
  Marketable securities                                                        1,001             --
  Accounts receivable, trade, less allowance
   for doubtful accounts of $3,066 at March 31, 2003
   and $3,421 at September 30, 2002                                           28,501         35,433
  Prepaid expenses and other current assets                                    8,326          6,429
  Deferred income taxes                                                        2,564          2,613
                                                                           ---------      ---------
    Total current assets                                                     113,174        111,790
                                                                           ---------      ---------

Marketable securities                                                            500            500
Property and equipment, net                                                    8,809         10,156
Goodwill, net                                                                 46,210         46,370
Intangible assets, net                                                         9,818         11,996
Other assets                                                                   3,372          2,285
Deferred income taxes                                                          8,657          9,056
                                                                           ---------      ---------
    Total assets                                                           $ 190,540      $ 192,153
                                                                           =========      =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                     $  12,772      $  16,844
 Accrued compensation                                                          6,251          9,081
 Other current liabilities                                                       234            267
 Deferred revenue                                                             29,785         27,536
                                                                           ---------      ---------
   Total current liabilities                                                  49,042         53,728
                                                                           ---------      ---------

 Other long term liabilities                                                      24            379
 Deferred revenue                                                              1,472             26

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 24,420 and 24,267 issued at March 31, 2003
 and September 30, 2002, respectively                                            244            243
Additional paid-in capital                                                   113,939        112,700
Deferred compensation                                                           (399)          (176)
Retained earnings                                                             26,510         26,293
Accumulated other comprehensive loss                                            (292)        (1,040)
                                                                           ---------      ---------
    Total stockholders' equity                                               140,002        138,020
                                                                           ---------      ---------

    Total liabilities and stockholders' equity                             $ 190,540      $ 192,153
                                                                           =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      MARCH 31,                  MARCH 31,
                                                               ----------------------      -----------------------
                                                                 2003          2002          2003          2002
                                                               --------      --------      --------      --------
(in thousands, except per share data)
        Revenues:
            Software                                           $  7,652      $  7,777      $ 20,337      $ 21,602
            Support and services                                 31,736        30,111        62,939        62,762
                                                               --------      --------      --------      --------
                     Total revenues                              39,388        37,888        83,276        84,364
                                                               --------      --------      --------      --------

        Cost of revenues:
            Software                                              1,355         1,403         3,205         3,360
            Support and services                                 14,513        15,685        29,441        32,631
                                                               --------      --------      --------      --------
                     Total cost of revenues                      15,868        17,088        32,646        35,991
                                                               --------      --------      --------      --------

        Gross profit                                             23,520        20,800        50,630        48,373

        Operating expenses:
            Sales and marketing                                  14,292        13,695        29,691        29,711
            Product development                                   6,388         6,494        13,144        13,161
            General and administrative                            3,708         4,619         8,354         9,347
            Amortization of goodwill and other intangibles          230         3,052           478         6,105
                                                               --------      --------      --------      --------
                     Total operating expenses                    24,618        27,860        51,667        58,324
                                                               --------      --------      --------      --------

        Loss from operations                                     (1,098)       (7,060)       (1,037)       (9,951)

            Interest income                                         181           261           391           533
            Other income/(expense), net                             643           (71)          981           (74)
                                                               --------      --------      --------      --------

        (Loss)/income before income taxes                          (274)       (6,870)          335        (9,492)

        (Benefit)/provision for income taxes                        (96)       (2,040)          118        (2,737)
                                                               --------      --------      --------      --------

        Net (loss)/income                                      $   (178)     $ (4,830)     $    217      $ (6,755)
                                                               ========      ========      ========      ========

       Net (loss)/income per share, basic                      $  (0.01)     $  (0.21)     $   0.01      $  (0.30)
                                                               --------      --------      --------      --------
       Net (loss)/income per share, diluted                    $  (0.01)     $  (0.21)     $   0.01      $  (0.30)
                                                               --------      --------      --------      --------

        Shares used to calculate net loss per share
             Basic                                               24,407        22,775        24,356        22,543
             Diluted                                             24,407        22,775        24,568        22,543


The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                            MARCH  31,
                                                                       ----------------------
                                                                         2003          2002
                                                                       --------      --------
 (IN THOUSANDS)

 Cash flows from operating activities:
    Net income/(loss)                                                  $    217      $ (6,755)
   Adjustments to reconcile net income/(loss) to net
     cash provided by operating activities:
     Depreciation                                                         2,313         2,569
     Amortization of goodwill and other intangibles                       2,166         6,788
      (Gain)/loss on sale and disposal of property
        and equipment                                                      (114)           --
      (Gain)/loss on sale of INTERMAT, Inc.                                (446)           --
     Amortization of premium on marketable securities                        --            40
     Stock-based compensation                                                70            54
     Deferred income taxes                                                  486        (2,045)
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                7,334        10,568
       Prepaid expenses and other assets                                 (1,057)       (2,974)
       Accounts payable, accrued expenses and other liabilities          (5,326)          (77)
       Accrued compensation                                              (2,929)       (3,942)
       Deferred revenue                                                   3,215         4,474
                                                                       --------      --------
 Net cash provided by operating activities                                5,929         8,700
                                                                       --------      --------

 Cash flows from investing activities:
     Acquisitions of property and equipment and other
       capital expenditures                                              (1,367)         (745)
      Purchase of marketable securities                                  (1,000)           --
     Sale of marketable securities                                           --         4,932
                                                                       --------      --------
Net cash (used in)/provided by investing activities                      (2,367)        4,187
                                                                       --------      --------

 Cash flows from financing activities:
     Proceeds from exercise of stock options and employee
       stock purchases                                                      946         6,129
                                                                       --------      --------
 Net cash provided by financing activities                                  946         6,129
                                                                       --------      --------

 Effect of exchange rate changes on cash                                    959           (16)
                                                                       --------      --------


 Net  increase in cash and cash equivalents                               5,467        19,000

 Cash and cash equivalents, beginning of period                          67,315        42,115
                                                                       --------      --------

 Cash and cash equivalents, end of period                              $ 72,782      $ 61,115
                                                                       ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of March 31, 2003 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2003, or for any other future period.

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

Basic and diluted (loss)/income per share are calculated as follows:

                                                        THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                03/31/03          03/31/02
                                                     --------          --------

Net (loss)                                           $   (178)         $ (4,830)

Denominator:
Weighted average common shares
outstanding-basic                                      24,407            22,775

Effect of dilutive securities (1)                          --                --
                                                     --------          --------

Weighted average common shares
outstanding-diluted                                    24,407            22,775
                                                     ========          ========

Net (loss) per share, basic                          $  (0.01)         $  (0.21)
Net (loss) per share, diluted                        $  (0.01)         $  (0.21)


                                                         SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  03/31/03        03/31/02
                                                       --------        --------

Net income/(loss)                                      $    217        $ (6,755)

Denominator:
Weighted average common shares
outstanding-basic                                        24,356          22,543

Effect of dilutive securities (1)                           212              --
                                                       --------        --------

Weighted average common shares
outstanding-diluted                                      24,568          22,543
                                                       ========        ========

Net income/(loss) per share, basic                     $   0.01        $  (0.30)
Net income/(loss) per share, diluted                   $   0.01        $  (0.30)


(1) Options to purchase 2,862,000 shares and 1,381,000 shares of the Company's Common Stock for the three months ended March 31, 2003 and 2002, respectively and 2,632,000 shares and 1,458,000 shares for the six months ended March 31, 2003 and 2002, respectively, were outstanding but were not included in the computations of diluted net loss per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 252,000 shares and 1,329,000 shares for the three months ended March 31, 2003 and 2002, respectively and 1,177,000 shares for the six months ended March 31, 2002, were excluded from the computation of diluted net income/(loss) per share.

C.    ACCOUNTING POLICIES

The Company accounts for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. With the exception of restricted stock awards to members of the board of directors, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company's plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                          THREE MONTHS ENDED

(in thousands, except per share amounts)                03/31/03      03/31/02
                                                       ---------      ---------
Net loss
  As reported                                          $    (178)     $  (4,830)
  Deduct:  stock-based employee
   compensation expense determined under the
    fair value based method for all awards, net
    of related tax effects                                (2,459)        (2,223)
                                                       ---------      ---------
  Pro forma net loss                                   $  (2,637)     $  (7,053)
                                                       =========      =========
  Earnings per share:
    Basic - as reported                                $   (0.01)     $   (0.21)
    Basic - pro forma                                  $   (0.11)     $   (0.31)
    Diluted - as reported                              $   (0.01)     $   (0.21)
    Diluted - pro forma                                $   (0.11)     $   (0.31)


                                                           SIX MONTHS ENDED

(in thousands, except per share amounts)               03/31/03       03/31/02
                                                      ----------     ----------
Net income (loss)
  As reported                                         $      217     $   (6,755)
  Deduct:  stock-based employee
   compensation expense determined under the
    fair value based method for all awards, net
    of related tax effects                                (5,229)        (4,761)
                                                      ----------     ----------
  Pro forma net loss                                  $   (5,012)    $  (11,516)
                                                      ==========     ==========
  Earnings per share:
    Basic - as reported                               $     0.01     $    (0.30)
    Basic - pro forma                                 $    (0.21)    $    (0.51)
    Diluted - as reported                             $     0.01     $    (0.30)
    Diluted - pro forma                               $    (0.21)    $    (0.51)

D.          COMPREHENSIVE INCOME/(LOSS):

The following table reflects the components of comprehensive net income/(loss):

                                                                   THREE MONTHS ENDED
(IN THOUSANDS)                                                    03/31/03     03/31/02
                                                                  --------     --------

Net loss                                                          $  (178)     $(4,830)
Other comprehensive net income/(loss),
 Net of tax:
   Unrealized (loss)/gain on securities arising during period         (32)           2
   Foreign currency translation adjustment                            261         (122)
                                                                  -------      -------
Comprehensive income/(loss)                                       $    51      $(4,950)
                                                                  =======      =======



                                                            SIX MONTHS ENDED
(IN THOUSANDS)                                            03/31/03      03/31/02
                                                          --------      --------

Net income/(loss)                                          $   217      $(6,755)
Other comprehensive net income/(loss),
 Net of tax:
   Unrealized loss on securities arising during period         (32)          (8)
   Foreign currency translation adjustment                     780          (39)
                                                           -------      -------
Comprehensive income/(loss)                                $   965      $(6,802)
                                                           =======      =======


E.          SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

The Company reports revenues and income under one reportable industry segment, Strategic Asset Management. Our Strategic Asset Management software products and services include MAXIMO for the Enterprise Asset Management market and MAXIMO MainControl for the IT Asset Management market ("ITAM"). We also offer Online Commerce Services (OCS) that enable the asset-centric procurement capabilities of our software products. The Company does not allocate expenses to these product groups, and all operating results are assessed on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. A summary of the Company's revenues by geographical area is as follows:

                                         THREE MONTHS ENDED
(IN THOUSANDS)                        03/31/03       03/31/02
                                      --------       --------
Revenues:

     United States                     $ 23,532      $ 23,775
     Other Americas                       1,648         1,375
     Intercompany                         1,451         1,444
                                       --------      --------
     Subtotal                          $ 26,631      $ 26,594

     Europe/Middle East and Africa       10,983        10,265
     Asia/Pacific                         3,225         2,473
     Intercompany                        (1,451)       (1,444)
                                       --------      --------
     Total revenues                    $ 39,388      $ 37,888
                                       ========      ========

                                         SIX MONTHS ENDED
(IN THOUSANDS)                         03/31/03      03/31/02
                                       --------      --------
Revenues:

     United States                     $ 49,462      $ 52,432
     Other Americas                       5,303         3,778
     Intercompany                         3,150         4,817
                                       --------      --------
     Subtotal                          $ 57,915      $ 61,027

     Europe/Middle East and Africa       22,191        22,977
     Asia/Pacific                         6,320         5,177
     Intercompany                        (3,150)       (4,817)
                                       --------      --------
     Total revenues                    $ 83,276      $ 84,364
                                       ========      ========

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

F.          GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These new statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill is no longer amortized but tested annually for impairment. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements were effective for business combinations initiated after June 30, 2001, with the entire provisions of SFAS No.

142 becoming effective for the Company commencing with its 2003 fiscal year. In the quarter ended March 31, 2003, the Company completed its transitional impairment test and there were no impairments recognized.

The following is a reconciliation of reported net loss to adjusted net income and reported net loss per share to adjusted net income per share had SFAS No. 142 been in effect for the three and six months ended March 31, 2002.


                                                                       FOR THE THREE        FOR THE SIX
                                                                        MONTHS ENDED         MONTHS ENDED
                                                                       MARCH 31, 2002       MARCH 31, 2002
                                                                       --------------       --------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net loss, as reported                                                    $  (4,830)           $(6,755)
Add back:  impact of goodwill amortization, net of tax benefit               1,978              4,022
Adjusted net income                                                      $  (2,852)           $(2,733)
Net loss per share, basic and diluted, as reported                       $   (0.21)           $ (0.30)
Add back:  impact of goodwill amortization, net of taxes                 $    0.09            $  0.18
Adjusted net loss per share, basic and diluted                           $   (0.12)           $ (0.12)



Intangible assets as of March 31, 2003 and September 30, 2002 consist of the following:

                                   MARCH 31,   SEPTEMBER 30,
(IN THOUSANDS)                       2003          2002
                                   --------      --------

Goodwill                           $ 77,853      $ 78,013
Accumulated amortization            (31,643)      (31,643)
                                   --------      --------
Sub-total Goodwill                 $ 46,210      $ 46,370
                                   --------      --------

Purchased technology               $ 15,744      $ 15,744
Accumulated amortization             (7,582)       (5,894)
                                   --------      --------
Sub-total Purchased technology     $  8,162      $  9,850
                                   --------      --------

Other intangibles                  $  3,009      $  3,932
Accumulated amortization             (1,353)       (1,786)
                                   --------      --------
Sub-total other intangibles        $  1,656      $  2,146
                                   ========      ========

Other intangibles consist of customer contracts, backlog, customer lists and non-compete agreements.

Amortization expense of intangible assets was $1.1 million and $3.6 million for the three months ended March 31, 2003 and March 31, 2002, respectively and $2.2 million and $7.5 million for the six months ended March 31, 2003 and March 31, 2002, respectively. The 2002 amounts included amortization of goodwill. As of March 31, 2003, remaining amortization expense on existing intangibles for the next five years is as follows:

(IN THOUSANDS)

2003 (remaining 6 months)    $ 2,118
2004                           3,024
2005                           2,240
2006                           1,383
2007                             477
                             -------
Total                        $ 9,242
                             -------

In the quarter ended March 31, 2003, $160 thousand of goodwill was disposed of as a result of the sale of assets of INTERMAT, Inc. The change in the carrying amount of goodwill as of March 31, 2003 is as follows:

      (in thousands)

      Balance as of October 1, 2002                           $46,370
      Goodwill acquired during year                                --
      Impairment losses                                            --
      Goodwill disposed of related to sale of
       business unit                                             (160)
                                                              -------
      Balance as of March 31, 2003                            $46,210
                                                              =======


G.          SALE OF ASSETS

Sale of Assets of Catalog Services Operation

On January 17, 2003, the Company sold the assets that had been used in the industrial data normalization services operations of its wholly owned subsidiary INTERMAT, Inc. The assets included software and technology used in such operations, contracts with customers, suppliers and vendors, and trademarks associated with such operations. The Company retained comprehensive, non-exclusive rights to the software and technology used in the business, which has also been embedded in the Company's MAXIMO(R) and Online Commerce Services offerings.

The assets were purchased by International Materials Solutions, Inc. (the "Buyer"). As consideration for the assets, the Buyer assumed all liabilities arising in connection with the assets and the associated business operations from and after January 1, 2003 and delivered two promissory notes in the face amount of $1 million each, together with a stock purchase warrant representing the right to purchase five (5%) percent of the Buyer's common stock. One promissory note is payable over a period of three years commencing July 1, 2003, and the other promissory note is payable in full on June 30, 2006. Each note bears interest at the prime rate plus one (1%) percent per year, and will accelerate upon a change in control of the Buyer, or upon a default by Buyer under certain obligations in the transaction documents. The gain recorded on the sale of these assets was $446 thousand and is included in other income. The fair value of net assets sold and liabilities assumed was $554 thousand. For purposes of calculating the gain on the sale, $1 million of promissory note receivable, due and payable on June 30, 2006, has not been valued due to uncertainty of collection and the stock purchase warrants were not valued due to the limited operating history of the buyer.

H.          GUARANTOR ARRANGEMENTS

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the second quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN 45.

On January 17, 2003, the Company sold the assets that had been used in the industrial data normalization services operations of its wholly owned subsidiary INTERMAT, Inc. Prior to the sale, the Company had guaranteed the obligations of its subsidiary under the office lease of the subsidiary's principal place of business. This guaranty remains in full force and effect following the sale.
The maximum potential amount due under this guaranty is $1,008,000. In accordance with the terms of the sale, the buyer has assumed primary liability under the lease and is obligated to indemnify the Company against all obligations arising under the lease. Based on the Company's evaluation of the buyer's ability to make the payments due under this lease, the Company believes that the estimated fair value of this guaranty is minimal. Accordingly, we have no liabilities recorded for this guaranty as of March 31, 2003.

We warrant that our software products will perform substantially in accordance with the product specifications as contained in the associated end-user guide which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction we are obligated to accept the return of the product and refund the license fee paid. We warrant that our professional services will be provided in accordance with good professional practice, and that any custom software developed by our services organization will perform substantially in accordance with its approved specifications, for a period of thirty days from initial delivery of the services to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction we are obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, we would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or services warranties, our liability for breach of warranty is limited to the amount of the license or services fees actually paid, and we maintain insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, we believe the estimated fair value of these warranty obligations is minimal. Accordingly, we have no liabilities recorded for these warranty obligations as of March 31, 2003.

Under our standard end-user license agreement, we agree to indemnify our customers against infringement claims that may be brought by third parties asserting that our products infringe on certain intellectual property rights.
In our services agreements with customers, we will also as a matter of standard practice agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of our services infringe on certain intellectual property rights, (b) against damages caused by our breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death, caused by our services personnel while on-site at customer premises. These indemnification provisions are usually based on our standard contractual terms. All such provisions, whether based on our standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnifications vary in duration and nature, and our obligations to indemnify are frequently unlimited as to amount. There have been no demands for indemnity, and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that we maintain is sufficient to cover a refund of the services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, we have no liabilities recorded for any such indemnity obligations as of March 31, 2003.

When as part of an acquisition we acquire a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for the assumption of any such liabilities as of March 31, 2003.

Pursuant to the Company's Articles of Organization, the Company is obligated to indemnify its directors, officers and other individuals serving at the request of the Company as a director or officer or in a similar capacity in another entity to the fullest extent authorized under Massachusetts Business Corporation Law. The Company maintains Directors and Officers insurance that covers these indemnification obligations, up to the dollar amount of coverage maintained. Since these indemnification obligations are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for any such agreements as of March 31, 2003.

I.          COMMON STOCK

On January 27, 2003, each non-employee Director received an outright grant of 6,250 shares of restricted stock vesting on a quarterly basis over three years in twelve equal installments vesting on the 15th day of the second month of each quarter, subject to acceleration under certain circumstances. The shares were recorded at fair market value on the date of issuance as deferred compensation and the related amount is being recorded as general and administration expenses over the vesting period.

J.          ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company adopted SFAS 146 on October 1, 2002 and does not expect that the adoption will have a material impact on its financial position, results of operations or cash flows.

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

DEFERRED INCOME TAXES

The Company accounts for income taxes under the asset and liability approach for accounting and reporting for income taxes in accordance with SFAS No. 109. The Company computes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, and the expected tax benefit of operating loss carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company continually assesses the realizability of its deferred tax asset. A valuation allowance is recorded to reduce deferred tax assets to the amount of future expected tax benefit when it is more likely than not to be realized. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance for the Company consists of our recent cumulative operating losses. However, since these operating losses are attributable to several charges that we believe are non-recurring in nature, the Company has not recorded a valuation allowance in relation to these losses. The non-recurring charges contributing to the Company's recent cumulative operating losses consist of goodwill amortization from acquisitions and a large initial investment into the Internet e-Commerce market. Positive evidence that would negate the need for a valuation allowance consists of the projection of future pre-tax profits and a strong earnings history for the Company prior to these operating loss years. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that our financial projections change and it becomes more likely than not that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such a determination is made. The net deferred tax asset amount as of March 31, 2003 is $11.2 million.

The Company has established a valuation allowance with respect to certain Canadian net operating loss carryforwards, the net operating losses acquired from Applied Image Technologies, Inc. (AIT), and various State net operating loss carryforwards. The valuation allowance was based upon expected earnings within individual tax jurisdictions and statutory limitations imposed by tax jurisdictions, which will more likely than not reduce our ability to realize the net operating loss carryforwards. The related valuation allowance as of March 31, 2003 is $2.1 million.

OVERVIEW

MRO Software is a leading global provider of strategic asset management software and related services. Strategic asset management is the management and optimization of our customers' critical assets - those that have a significant impact on operations and performance, including assets used in production, facilities, fleet and Information Technology (IT) operations. The Company's strategic asset management software products and services allow our customers to manage the complete lifecycle of their strategic assets, including: planning, procurement, deployment, tracking, maintenance and retirement. Our strategic asset management software products and services include MAXIMO for the Enterprise Asset Management (EAM) market and MAXIMO MainControl for the IT Asset Management (ITAM) market. We also offer Online Commerce Services (OCS) that enable the asset-centric procurement capabilities of our software products. Asset-centric procurement is a combination of products and services designed to support the requirements of industrial asset-related procurement. Using MRO Software's products and services, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset base.

During fiscal 2002, the Company's product offerings were Strategic MRO, Enterprise Catalog Management, and OCS. As all of these products were complementary to one another, the Company reported in one operating segment. In June 2002, we acquired MainControl, Inc. and its IT asset management product, MC/Empower (re-branded MAXIMO MainControl). During the course of the fiscal year, we also began incorporating portions of our e-Commerce technologies into MAXIMO and we redefined our OCS and Enterprise Catalog Management service offerings, creating an asset-centric procurement solution that would complement our strategic asset management software products (MAXIMO and MAXIMO MainControl).

At the beginning of fiscal 2003, the Strategic MRO offerings were renamed strategic asset management and consist of the MAXIMO and MAXIMO MainControl products. Our Online Commerce Services (OCS) enable the asset-centric procurement capabilities of our software products. Enterprise catalog management services were offered up until January 17, 2003 (see Intermat, Inc. sale in the following paragraph). The Company continues to report in one operating segment and does not allocate expenses to these product groups. The Company's management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

On January 17, 2003, the Company sold the assets of its INTERMAT industrial data normalization services operations and recorded a gain of $446 thousand (recorded as other income). Under the terms of the sale, the Company retained comprehensive, non-exclusive rights to the software and technology used in the business, which has been embedded in the Company's MAXIMO and Online Commerce Services offerings.

RESULTS OF OPERATIONS

REVENUES

                                  Three                  Three          Six                     Six
                                  Months                 Months       Months                  Months
                                  Ended        Change     Ended        Ended        Change     Ended
(in thousands)                   03/31/03        %       03/31/02     03/31/03        %       03/31/02
                                 --------      ------    --------     --------      ------    --------
Software licenses                $ 7,652        (2%)     $ 7,777      $20,337        (6%)     $21,602
Percentage of total revenues          19%                     21%          24%                     26%

Support and services             $31,736         5%      $30,111      $62,939         0%       $62,762
Percentage of total revenues          81%                     79%          76%                     74%

Total revenues                   $39,388         4%      $37,888      $83,276        (1%)     $84,364

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services.

Software license revenues decreased 2% to $7.6 million from $7.7 million for the three months ended March 31, 2003 and 2002, respectively and 6% to $20.3 million from $21.6 million for the six months ended March 31, 2003 and 2002, respectively. The decreases were mainly attributable to decreases in MAXIMO software license revenues, which decreased 9% to $6.9 million from $7.6 million for the three months ended March 31, 2003 and 2002, respectively and 8% to $19.5 million from $21.1 million for the six months ended March 31, 2003 and 2002, respectively. The Company attributes these decreases to the continued difficult IT spending environment and adverse economic conditions among our customers and in the general economy, as a result of which some of our customers are deferring or canceling their IT projects. The Company is also experiencing longer sales cycles. The Company recognized $719 thousand in software license revenues related to its IT asset management product (MAXIMO MainControl) for the three and six months ended March 31, 2003. The Company purchased the MAXIMO MainControl product in June 2002. In the quarter ended December 31, 2002, the Company restructured its sales organizations to rebuild and expand the MAXIMO MainControl sales force and pipeline in a manner consistent with MRO's business model, which is organized by specific industry, geographies, and sales skill sets, with the expectation that this reorganization will improve MAXIMO MainControl sales.

Support revenues increased 24% to $16.3 million from $13.1 million for the three months ended March 31, 2003 and 2002, respectively and increased 23% to $31.9 million from $25.9 million for the six months ended March 31, 2003 and 2002, respectively. Support revenues have increased as a result of a cumulative increase in the number of MAXIMO customers, the addition of contracts assumed from the ITAM business and a strong renewal rate (98%) for maintenance contracts. MAXIMO support revenues increased 17% to $15.2 million from $13.0 million for the three months ended March 31, 2003 and 2002, respectively and increased 16% to $30.0 million from $25.9 million for the six months ended March 31, 2003 and 2002, respectively. MAXIMO MainControl support revenues, primarily attributable to contracts assumed in connection with the June 2002 acquisition of MainControl, Inc., were $1.1 million and $1.8 million for the three and six months ended March 31, 2003.

Service revenues decreased 9% to $15.4 million from $17.0 million for the three months ended March 31, 2003 and 2002, respectively and 16% to $31.1 million from $36.9 million for the six months ended March 31, 2003 and 2002, respectively. MAXIMO service revenues decreased 11% to $13.5 million from $15.1 million for the three months ended March 31, 2003 and 2002, respectively and 14% to $26.9 million from $31.4 million for the six months ended March 31, 2003 and 2002, respectively. The decreases are primarily due to a decline in MAXIMO software licenses sold, which reduced the demand for services related to customer implementations. The Company derives a large portion of its services revenues from the implementation of MAXIMO software that has recently been sold to new customers, and our services revenues are therefore driven largely by our recent MAXIMO license sales. In addition, the Company has been subject to increased competition from independent consulting firms, who implement MAXIMO with other enterprise-wide solutions. MAXIMO MainControl service revenues were $1.1 million and $1.6 million for the three and six months ended March 31, 2003. OCS revenues decreased 15% to $804 thousand from $941 thousand for the three months ended March 31, 2003 and 2002, respectively and 21% to $1.5 million from $1.9 million for the six months ended March 31, 2003 and 2002, respectively. The decline in OCS revenues is attributable to a decrease in renewal contracts. Enterprise Catalog Management services revenues decreased 100% to $0 from $953 thousand for the three months ended March 31, 2003 and 2002, respectively and 72% to $1.0 million from $3.6 million for the six months ended March 31, 2003 and 2002, respectively. The decline is due to the sale of INTERMAT, Inc. in January 2003.

Total strategic asset management revenues were $38.6 million and $35.7 million for the three months ended March 31, 2003 and 2002, respectively and $80.6 million and $78.4 million for the six months ended March 31, 2003 and 2002, respectively. MAXIMO revenues represented 91% and 94% of total revenues for the three months ended March 31, 2003 and 2002, respectively and 92% and 93% of total revenues for the six months ended March 31, 2003 and 2002, respectively. MAXIMO MainControl revenues were $2.9 million and $4.2 million for the three and six months ended March 31, 2003. OCS revenues decreased 15% to $804 thousand from $941 thousand for the three months ended March 31, 2003 and 2002, respectively and 21% to $1.5 million from $1.9 million for the six months ended March 31, 2003 and 2002, respectively. The Company will maintain its current infrastructure and development activities in OCS commensurate with the level of sales, while simultaneously controlling operating and administrative expenses. Enterprise Catalog Management revenues decreased 100% to $0 from $1.2 million for the three months ended March 31, 2003 and 2002, respectively and 71% to $1.2 million from $4.1 million for the six month ended March 31, 2003 and 2002, respectively. The Company sold the assets related to its Catalog Services operations of the Company in January 2003 and therefore will not recognize any more services revenue related to Enterprise Catalog Management.

COST OF REVENUES

                                        Three                  Three         Six                     Six
                                        Months                 Months       Months                  Months
                                        Ended        Change    Ended        Ended       Change      Ended
(in thousands)                         03/31/03       %       03/31/02     03/31/03       %        03/31/02
                                       --------      ------   --------     --------     ------     --------
Cost of software licenses              $ 1,355         (3%)   $ 1,403      $ 3,205        (5%)     $ 3,360
Percentage of software license              18%                    18%          16%                     16%

Cost of support and services           $14,513         (7%)   $15,685      $29,441       (10%)     $32,631
Percentage of support and services          46%                    52%          47%                     52%

Total cost of revenues
Percentage of total revenues           $15,868         (7%)   $17,088      $32,646        (9%)     $35,991
                                            40%                    45%          39%                     43%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. Cost of software license revenues were flat at $1.4 million for the three months ended March 31, 2003 and 2002, respectively and decreased 5% to $3.2 million from $3.4 million for the six months ended March 31, 2003 and 2002, respectively. Cost of software licenses, as a percentage of software licenses was 18% for the three months ended March 31, 2003 and 2002, respectively and 16% for the six months ended March 31, 2003 and 2002, respectively. The primary components of cost of software licenses are royalties and software purchased for resale and amortization of acquired technology. In the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, software purchased for resale related to our MAXIMO Mobile Suite product decreased $400 thousand due to decrease in demand and amortization of acquired technology increased $300 thousand. The increase in amortization is attributable to technology acquired from MainControl, Inc. In the six months ended March 31, 2003 as compared to March 31, 2002, software purchased for resale related to our MAXIMO Mobile Suite product decreased $480 thousand due to decrease in demand and amortization of acquired technology increased $300 thousand. The increase in amortization is attributable to technology acquired from MainControl, Inc. Amortization of acquired technology was $844 thousand and $557 thousand for the three months ended March 31, 2003 and 2002, respectively and $1.7 million and $1.4 million for the six months ended March 31, 2003 and 2002, respectively.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues increased 29% to $2.7 million from $2.1 million for the three months ended March 31, 2003 and 2002, respectively and 30% to $5.2 million from $4.0 million for the six months ended March 31, 2003 and 2002, respectively. The increase in cost of support revenues was primarily attributable to an increase in personnel. Cost of support revenues, as a percentage of total support revenues was 16% for the three months ended March 31, 2003 and 2002, respectively and 16% for the six months ended March 31, 2003 and 2002, respectively.

Cost of service revenues decreased 13% to $11.9 million from $13.6 million for the three months ended March 31, 2003 and 2002, respectively and 15% to $24.2 million from $28.6 million for the six months ended March 31, 2003 and 2002, respectively. The decrease in the cost of service revenues for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was attributable to a decrease of $1.8 million attributable to the reduction in personnel and related benefits and facilities costs related to the sale of INTERMAT, Inc. in January 2003. The decrease in the cost of service revenues for the six months ended March 31, 2003 as compared to the six months ended March 31, 2002 was primarily attributable to a decrease of $2.9 million attributable to the reduction in personnel and related benefits and facilities costs related to the sale of INTERMAT, Inc. in January 2003 and a $1.1 million decrease for the costs of third party consultants implementing the Company's products due to reduced utilization of external consultants. Cost of service revenues, as a percentage of total service revenues was 77% and 80% for the three months ended March 31, 2003 and 2002, respectively and 78% for the six months ended March 31, 2003 and 2002, respectively. Improveed margins are primarily the result of the sale of INTERMAT, Inc., a lower-margin business.

OPERATING EXPENSES

                                                   Three                     Three          Six                        Six
                                                   Months                    Months       Months                      Months
                                                    Ended          Change     Ended        Ended           Change       Ended
(in thousands)                                     03/31/03          %       03/31/02     03/31/03           %        03/31/02
                                                   --------        ------    --------     --------         ------     --------
Sales and marketing                                $14,292            4%      $13,695      $29,691            0%       $29,711
Percentage of total revenues                            36%                        36%          36%                        35%

Product development                                $ 6,388           (2%)     $ 6,494      $13,144            0%       $13,161
Percentage of total revenues                            16%                        17%          16%                        16%

General and administrative                         $ 3,708          (20%)     $ 4,619      $ 8,354          (11%)     $ 9,347
Percentage of total revenues                             9%                        12%          10%                        11%

Amortization of goodwill and other intangibles
Percentage of total revenues                       $   230          (92%)     $ 3,052      $   478          (92%)     $ 6,105
                                                         1%                         8%           1%                         7%

Sales and marketing expenses increased 4% to $14.3 million from $13.7 million for the three months ended March 31, 2003 and 2002, respectively and remained flat at $29.7 million for the six months ended March 31, 2003 compared to the six months ended March 31, 2002. The increase for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 is primarily attributable to an increase of $850 thousand in personnel and related benefits. Offsetting this increase is a $350 thousand decrease in marketing and advertising expenditures and a $100 thousand reduction in travel expenses. In the six months ended March 31, 2003 compared to the six months ended March 31, 2002, increases in personnel and related benefits of $1.0 million were offset by decreases in marketing and advertising expenditures of $350 thousand, decreases in travel of $150 thousand, decreases in sales commissions of $350 thousand and an overall decrease in discretionary spending.

Product development expenses decreased 2% to $6.4 million from $6.5 million for the three months ended March 31, 2003 and 2002, respectively and remained flat at $13.2 million for the six months ended March 31, 2003 as compared to the six months ended March 31, 2002. The Company expects to continue to make enhancements to MAXIMO 5, integrate MAXIMO MainControl into its overall product architecture and develop industry-specific functionality, in a manner commensurate with future expectations of revenues and income from sales of the resulting product enhancements and functionality.

General and administrative expenses decreased 20% to $3.7 million from $4.6 million for the three months ended March 31, 2003 and 2002, respectively and 10% to $8.4 million from $9.3 million for the six months ended March 31, 2003 and 2002, respectively. The decrease for the three and six months ended March 31, 2003 compared to the three and six months ended March 31, 2002 is due to decreases in outside professional services.

The decrease in amortization of goodwill and other intangibles expense is due to the adoption of SFAS No. 142 by the Company on October 1, 2002. In accordance with SFAS No. 142, goodwill will no longer be amortized. Intangibles and other identifiable assets will continue to be amortized. Goodwill amortization was $2.9 million and $5.9 million for the three and six months ended March 31, 2002. Other intangible amortization expense was $230 thousand and $104 thousand for the three months ended March 31, 2003 and 2002, respectively and $478 thousand and $208 thousand for the six months ended March 31, 2002 and 2002, respectively. The increases for the three and six months ended March 31, 2003 are due to amortization of intangibles acquired from MainControl, Inc.

NON-OPERATING EXPENSES

                                                   Three                     Three         Six                        Six
                                                   Months                    Months        Months                    Months
                                                   Ended         Change      Ended         Ended        Change       Ended
(in thousands)                                     03/31/03        %        03/31/02      03/31/03        %         03/31/02
                                                   --------      ------     --------      --------      ------      --------
Interest income                                     $181           (31%)      $261          $391          (27%)       $533
Other income/(expense), net                         $643           806%       $(71)         $981        1,226%        $(74)


Interest income is attributable to interest earned on marketable securities and cash equivalents. The Company is researching conservative investment strategies in order to improve its interest yields. The change in other income/(expense) was due to fluctuations in foreign currency exchange rates and the gain on the sale of INTERMAT Inc.

Included in other income for the three months ended March 31, 2003 is a gain of $446 thousand for the sale of the assets related to INTERMAT, Inc. The assets were purchased by International Materials Solutions, Inc. (the "Buyer"). As consideration for the assets, the Buyer assumed all liabilities arising in connection with the assets and the associated business operations from and after January 1, 2003 and delivered two promissory notes in the face amount of $1 million each, together with a stock purchase warrant representing the right to purchase five (5%) percent of the Buyer's common stock. One promissory note is payable over a period of three years commencing July 1, 2003, and the other promissory note is payable in full on June 30, 2006. Each note bears interest at the prime rate plus one (1%) percent per year, and will accelerate upon a change in control of the Buyer, or upon a default by Buyer under certain obligations in the transaction documents. The fair value of net assets sold and liabilities assumed was $554 thousand. For purposes of calculating the gain on the sale, the $1 million of promissory note receivable, due and payable on June 30, 2006, has not been valued due to uncertainty of collection and the stock purchase warrants were not valued due to the limited operating history of the buyer.

INCOME TAXES

The Company's effective tax rate for the six months ended March 31, 2003 was 35%. The effective tax rate for the six months ended March 31, 2002 was a benefit of 29%. The difference between the effective tax rate and the federal statutory tax rate of 35% in 2003 due to the non-deductible nature of certain intangible and goodwill costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had cash and cash equivalents of $72.8 million, marketable securities of $1.5 million, and working capital of $64.1 million.

Cash provided by operating activities was $5.9 million for the six months ended March 31, 2003 was primarily attributable to the collection of accounts receivable, offset by payments of accounts payable and accrued compensation.

Cash used in investing activities was $2.4 million for the six months ended March 31, 2003 and was used in the acquisition of fixed assets primarily computer equipment, and the purchase of marketable securities.

Cash provided by financing activities was $946 thousand for the six months ended March 31, 2003 and represents proceeds from the Company's Employee Stock Purchase Plan.

As of March 31, 2003, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. The Company's corporate headquarters are under lease through December 31, 2009. The Company leases its other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology.

The Company expects that its cash flow from operations together with its current cash and marketable securities will be sufficient to meet its working capital and capital expenditure requirements through at least March 31, 2004. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations, leaving its cash reserves available for acquisitions, other investments and unanticipated expenditures. The Company has no debt obligations. The factors which might impact the Company's cash flows, include those which might impact the Company's business and operations generally, as described below under the heading "Factors Affecting Future Performance".

FACTORS AFFECTING FUTURE PERFORMANCE

The nature of forward-looking information is that such information involves significant assumptions, risks and uncertainties. Certain public documents of the Company and statements made by our authorized officers, directors, employees, agents and representatives, acting on behalf of the Company, may include forward-looking information, which will be influenced by the factors described below, and by other assumptions, risks and uncertainties. Forward-looking information is based on assumptions, estimates, forecasts and projections regarding the Company's future results as well as the future effectiveness of the Company's strategic plans and future operational decisions. Forward-looking statements made by or on behalf of the Company are subject to the risk that the forecasts, projections, and expectations of management, or assumptions underlying such forecasts, projections and expectations, may prove to be inaccurate. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by or on behalf of the Company. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results and actions to differ materially from forward-looking statements.

OUR BUSINESS IS SENSITIVE TO GENERAL ECONOMIC CONDITIONS, AND OVERALL DOWNTURNS IN THE ECONOMY AND IN INDUSTRIAL SPENDING, AND OUR FORECASTING SYSTEMS HAVE NEVER BEEN TESTED UNDER CONDITIONS OF EXTENDED ECONOMIC DOWNTURN.

Over the past several quarters, the US and worldwide economies have experienced difficult conditions. As industrial companies experience downturns, they often delay or cease spending on capital assets and IT infrastructure (including software and related services). As a result, our revenues have in the past fallen, and may again in the future fall, below expectations. The slump in the economy in general, and the market for IT software and services in particular, have continued for an extended period of time. While our forecasting systems and metrics have generally been reliable in informing our projections and guidance for future performance, the current economic downturn has persisted for a length of time that is unprecedented in the Company's recent history, our forecasting systems may not be valid under such conditions, and our expectations and guidance for future performance may not be accurate. If the US and worldwide economies do not recover and if growth and IT spending do not materialize, our revenues may be decreased, and there could be a material and adverse result on our operating results and financial condition.

THE TRADITIONAL MARKET FOR OUR MAXIMO PRODUCT IS MATURE AND SATURATED AND PRESENTS LIMITED OPPORTUNITY FOR GROWTH.

MAXIMO has been the industry-leading plant floor capital asset maintenance product for a number of years, and we have acquired a large number of customers in this market. However, most large industrial organizations have made significant investments in systems that support the maintenance of their capital assets, and opportunities for new MAXIMO sales in this market segment are more limited than they have been in the past. In addition, the emergence and growth of this market have attracted a large number of competitors, and most of the largest software companies that sell into complementary markets have developed competing asset maintenance products. It is likely that this market segment will continue to mature, there will be fewer sales opportunities in our traditional asset maintenance market, and competitive forces will put downward pressure on our average sales prices and rates of success. While we continue to strengthen our MAXIMO offering, these efforts may not be sufficient to overcome the effects of maturity and saturation in our traditional market, and our revenues, margins, results of operation and financial condition may be materially and adversely impacted.

OUR EFFORTS TO REACH INTO NEW MARKETS WITH MAXIMO AND WITH NEW PRODUCTS MAY NOT BE SUCCESSFUL.

Given the maturity and saturation of our traditional asset maintenance market, in order to maintain revenues at their current levels and to grow our business, we are attempting to broaden our product offerings and find additional sources of revenues, in two ways. First, we are tailoring and extending MAXIMO to meet the needs of specific industries in which the Company has a presence, such as the nuclear, transportation, power transportation and distribution, and other industries. We refer to these industry-specific MAXIMO offerings as "Industry Solutions." "Second, we are attempting, through the MainControl acquisition and internal development, to deliver products that address markets that are new to the Company, such as IT asset management, and consolidated service desk. There can be no assurance that we will be able to develop and market these Industry Solutions or new products on time, with acceptable quality and in a manner which meets the requirements of customers in these industries and markets. If our Industry Solutions and newly acquired or developed products do not gain market acceptance and generate revenues from new industries or markets, we may not able to grow our business or maintain revenues at current levels, and our revenues, margins, results of operation and financial condition may be materially and adversely impacted.

IF WE ARE UNABLE TO KEEP PACE WITH THE RAPID CHANGES IN TECHNOLOGY AND CUSTOMER DEMAND THAT CHARACTERIZE OUR INDUSTRY, OUR COMPETITIVE POSITION COULD BE IMPAIRED.

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

If we fail to anticipate or respond adequately to technological developments and changes in customer requirements, or if we have any significant delays in product development or introduction, then we could lose competitiveness and revenues. We cannot give any assurance that we will be successful in developing and marketing new products or product enhancements, or that we will not experience significant delays in our development efforts. In addition, we cannot give any assurance that our new products and product enhancements will achieve market acceptance. Finally, when we develop new products or enhancements to our existing products, it is possible that potential customers will defer or delay their decisions to purchase existing products while the newer products and enhancements are being developed, released and proven in the market. Such delays could have a material and adverse impact on ongoing sales of existing products, and on the Company's business and our results of operations.

WE DEPEND SUBSTANTIALLY ON OUR MAXIMO PRODUCT, AND ANY DEVELOPMENTS THAT CAUSE REDUCED MARKET ACCEPTANCE OF MAXIMO WOULD HARM OUR BUSINESS.

Most of our revenues are derived from the licensing of our MAXIMO family of products and sales of related services and support. Our financial performance depends largely on continued market acceptance of MAXIMO, and on the acceptance and market penetration of MAXIMO 5, the new Internet-centric version of MAXIMO. We believe that continued market acceptance of MAXIMO, and our revenue stability and growth, will largely depend on our ability to continue to enhance and broaden the capabilities of MAXIMO 5, both by broadening the core MAXIMO functionality and by developing specialized functionality targeted at key customer industries. New Internet technologies, standards and applications are developing rapidly and are continuously being introduced, competing for acceptance in the market, and changing, and we must accurately anticipate technology trends and make the right choices in order to keep MAXIMO 5 at the forefront in its market from a technological perspective. Any factor adversely affecting sales of MAXIMO, such as delays in further development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition, poor technology decisions or negative evaluations of the product, would have a material adverse effect on the Company's business and our results of operations. In addition, as with any new software product, it is possible that our customers will experience difficulties in implementing MAXIMO 5 and achieving the desired performance, either as a result of the inherent instability of new technology, or of a perceived shortfall in the functionality of a new product in comparison with the prior, more mature versions. If our MAXIMO 5 customers have difficulties installing and using the software or if they are not satisfied with the performance or functionality of MAXIMO 5, and if we were therefore unable to obtain customer references, our MAXIMO sales would suffer, which would have an adverse impact on our business and our results of operations.

THE MARKET ADDRESSED BY OUR MAXIMO MAINCONTROL PRODUCT IS IN TURMOIL, AND A SIGNIFICANT NEW COMPETITOR MAY EMERGE.

Our MAXIMO MainControl product is targeted at the IT asset maintenance ("ITAM") market. In the past, Peregrine Systems, Inc. had the biggest single share of this market. Peregrine filed for bankruptcy protection in September 2002. As a result of Peregrine's bankruptcy, some prospective MAXIMO MainControl customers have questioned the validity of the product category, and some have adopted a "wait and see" attitude towards purchasing products in this market. The ultimate disposition of Peregrine's IT asset-related business might have a detrimental effect on the Company's ability to market its MAXIMO MainControl product. If

Peregrine successfully emerges from bankruptcy with streamlined operations and without the burden of its pre-bankruptcy liabilities, the Company may be faced with a stronger competitor in the ITAM market. During the bankruptcy process, Peregrine may auction off its IT asset-related business, a Trustee could be appointed to take control of Peregrine's assets and business or Peregrine could cease operations and be liquidated, and we cannot predict what might happen, or what effect these or possible alternative outcomes of the bankruptcy process might have on the ITAM market or the Company's ability to successfully sell its MAXIMO MainControl product and compete in this market. The Company has included sales of MAXIMO MainControl in its projections and guidance for fiscal 2003, and if the ITAM market or Peregrine's bankruptcy has an adverse affect on MAXIMO MainControl sales, there could be a material and adverse impact on our business and results of operations.

REVENUES ASSOCIATED WITH OUR ONLINE COMMERCE SERVICES OFFERING MAY DECLINE FURTHER.

Our Online Commerce Services ("OCS") business has experienced a significant downturn, and demand for these services has been sharply reduced. There is no clear indication of whether or when the market for services associated with business-to-business e-Commerce may re-emerge, or the direction that it may take. We are unlikely to see any growth in revenues from our OCS solutions, and our existing OCS revenues may be reduced further if this market continues to decline.

OUR SALES EFFORTS DEPEND IN PART ON STRATEGIC RELATIONSHIPS WITH OTHER COMPANIES

We have entered into strategic relationships with various larger companies, such as IBM Corporation, Deloitte Consulting L.P., Rockwell Automation, A.T. Kearney, Inc., and others. In order to generate revenue through these relationships, we must integrate our products and solutions with those of the other companies. Each party to those strategic relationships must coordinate with and support each other's sales and marketing efforts, and each party must make significant sales and marketing investments. In addition, we have agreed to develop a version of MAXIMO which will operate with IBM's Websphere, AIX and DB2 products, and to market the IBM versions of our products in preference to other versions. MAXIMO sales will therefore be affected by the success and acceptance of the IBM Websphere, AIX and DB2 products relative to those of IBM's competitors. We may experience difficulties in gaining market acceptance of the IBM version of our products, and difficulties in integrating and coordinating our products and sales efforts with those of IBM. Finally, our alliance with IBM may be viewed negatively by customers or prospects that have not adopted the IBM technology platform, and competitive alliances may emerge among other Companies that are more attractive to our customers and prospective customers.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND TO SEASONAL VARIATION.

We have experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results, which may negatively impact the price of our stock. We believe that these quarterly fluctuations are partly attributable to our sales commission policies, which compensate members of our direct sales force for meeting or exceeding annual quotas, and therefore tend to disproportionately influence our fourth and first quarter revenues. In addition, our quarterly revenues and operating results have fluctuated historically due to the number and timing of product introductions and enhancements, customers' delaying their purchasing decisions in anticipation of new product releases, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. We typically realize a significant portion of our revenue from sales of software licenses in the last two weeks of a quarter, frequently even in the last few days of a quarter. Failure to close a small number of large software license contracts may have a significant impact on revenues for the quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

WE FACE CHALLENGES WITH THE MAINCONTROL ACQUISITION, AND WE MAY NOT BE SUCCESSFUL IN ADDRESSING A NEW AND BROADER MARKET.

We recently acquired MainControl, Inc., which developed a product that enables companies to manage, track and maintain their information technology (IT) assets, such as computers, telephones and networks. One of the assumptions underlying our acquisition of MainControl was that our existing customers might be interested in purchasing our new IT product. However, in many cases the people who purchased MAXIMO may not have responsibility for management of their company's IT assets. With the acquisition of MainControl, our positioning with existing and prospective customers has changed, in that we are now offering products, which can manage more of a company's critical physical assets, such as IT assets, in addition to those managed by MAXIMO, such as plant floor assets, vehicles and facilities. If we are unable to obtain access to executive levels in our customers' and prospective customers' organizations, we will be unable to sell a solution that covers more than just the plant floor assets, the vehicle fleet, the facilities or the IT assets. Moreover, it is possible that our attempts to characterize this combination of target markets as a single or composite market will not be accepted within the industry, by market analysts or by our customers, and as a result we might not gain the cross-market sales opportunities and synergies that we hoped for in the MainControl acquisition. Finally, we have announced our intention to integrate the MAXIMO MainControl product into our MAXIMO 5 platform, utilizing the same leading edge Internet-centric architecture and technologies, in order to provide a common platform from which a customer's critical assets may be managed. It is possible that prospective customers may prefer to wait until this integrated solution is available before purchasing MAXIMO MainControl, and it is also possible that during the interim period while the integrated version is under development such customers may decide to purchase a competing product; in either case revenues from MAXIMO MainControl would be deferred, or lost entirely, and there could be a material and adverse impact on our business and results of operations.

PRODUCTS AND TECHNOLOGIES WE ACQUIRE THROUGH ACQUISITIONS MAY FAIL TO MEET OUR EXPECTATIONS.

We may from time to time purchase software products or technologies from other companies, or aquire them as part of our acquisition of other companies, such as our acquisition of MainControl. While we exercise due diligence in determining whether acquired products or technologies are suitable and of commercial quality, there can be no assurances that the new products or technologies will ultimately meet our expectations, that we will be able to employ and retain the personnel necessary for us to effectively exploit the new products or technologies, that we will be able to successfully integrate the new products or technologies with or into our existing products and product architecture, that we will be able to effectively distribute the new products or technologies through our existing sales force and channels, that we will be able to retain existing customers and revenue streams that may have been associated with the new products or technologies prior to their acquisition by us, or that such existing customers may not demand that we remedy problems that were not known or disclosed to us at the time of the acquisition. As a result of the foregoing, we may not realize the benefits intended from such acquisitions or recover its investments, which would have a material adverse impact on our business and our results of operations.

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The market for strategic asset maintenance software such as MAXIMO and MAXIMO MainControl is fragmented by geography, by hardware platform and by industry orientation, and is characterized by a large number of competitors including both independent software vendors and certain enterprise resource planning ("ERP") vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. MAXIMO also competes with integrated ERP systems, which include integrated maintenance modules offered by several large vendors, such as SAP, Oracle, JD Edwards and others. MAXIMO MainControl competes with companies in IT asset management market, such as Peregrine Systems, Inc. and Computer Associates, Inc. Currently, MAXIMO competes with products of a number of large vendors, some of which have traditionally provided maintenance software operating in a client/server environment and our now developing or offering systems that are web-architected. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.

Certain of our competitors have greater financial, marketing, service and support and technological resources than we do. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, or on the industrial supply chain market, we could be at a competitive disadvantage.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO SPECIAL RISKS.

A significant portion of our total revenues and expenses are derived and incurred from operations outside the United States. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services. Exposure to currency fluctuations and greater difficulty in collecting accounts receivable could affect our sales. We could be affected by the need to comply with a wide variety of foreign import laws, United States export laws and regulatory requirements. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market and increase our operating costs.

OUR SOFTWARE PRODUCTS ARE DEPENDENT ON THIRD PARTY PROVIDERS OF SOFTWARE AND SERVICES, AND FAILURE OF THESE PARTIES TO PERFORM AS EXPECTED, OR TERMINATION OF OUR RELATIONSHIPS WITH THEM, COULD HARM OUR BUSINESS.

We have entered into nonexclusive license agreements with other software vendors, pursuant to which we incorporate into our products and solutions software providing certain application development, user interface, business intelligence, content and graphics capabilities developed by these companies. We have also agreed to bundle IBM's Websphere application server, its AIX operating system and DB2 database programs with MAXIMO. If we cannot renew these licenses (at all or on commercially reasonable terms), or if any of such vendors were to become unable to support and enhance there products, we could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

WE MAY HAVE EXPOSURE TO ADDITIONAL INCOME TAX LIABILITIES.

We are subject to income taxes in both the United States and various foreign jurisdictions. The amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. Periodically, we are subject to income tax audits. While we believe that we have complied with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material and adverse effect on our results of operations or financial condition.

CHANGES IN REGULATIONS OR CRITICAL ACCOUNTING POLICIES COULD MATERIALLY AND ADVERSELY AFFECT US.

New laws, regulations or standards related to us or our products, and new accounting pronouncements, could be implemented or changed in a manner that could adversely affect our business, results of operations or financial condition.

WE MAY BE FORCED TO PERFORM MORE FIXED PRICE SERVICES CONTRACTS.

A trend may be emerging among customers in our market towards demanding consulting and implementation services on a fixed price basis, whereby the Company agrees to deliver the contract requirements for a fixed fee, regardless of the number of person-hours actually provided, as opposed to our traditional services arrangements where we deliver services on a time and materials basis. In cases where services are provided on a fixed price basis and software is licensed at the same time, and if the services are essential to the overall solution desired by the customer or if the Company cannot determine the fair value of the services being delivered, then the Company may be required to recognize the license revenue from such transactions under the contract method of accounting. This would likely result in a postponement of recognition of, or even a reduction in, software license revenues, and could adversely affect our results of operation.

WE MAY BE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY.

Our success is dependent upon our proprietary technology. We currently have two United States patents (and other corresponding patents or applications pending in various foreign countries), and we protect our technology primarily through copyrights, trademarks, trade secrets and employee and third-party nondisclosure agreements. Our software products are sometimes licensed to customers under "shrink wrap" or "click wrap" licenses included as part of the product packaging or acknowledged by customers who register on-line. Although, in larger sales, our shrink-wrap and click wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases our shrink-wrap and click wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of our shrink-wrap and click wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, and limitations or liabilities and exclusions of remedies, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot give any assurance that the steps that we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our technology or development by others of similar technology. Although we believe that our products and technology do not infringe on any valid claim of any patent or any other proprietary rights of others, we cannot give any assurance that third parties will not assert infringement claims in the future. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, could result in the deterioration or outright loss of our patent rights, copyrights or other intellectual property, and could potentially have a material adverse result on our operating results and financial condition.

LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY EXECUTIVE OFFICERS OR INABILITY TO RECRUIT NEEDED SALES, SERVICES AND TECHNICAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

We are highly dependent on certain key executive officers, technical and sales employees, and the loss of one or more of such employees could have an adverse impact on our future operations. We do not have employment contracts with any personnel, and we do not maintain any so-called "key person" life insurance policies on any personnel. We continue to hire a significant number of additional sales, services and technical personnel. Competition for hiring of such personnel in the software industry is intense, and from time to time we may experience difficulty in locating candidates with the appropriate qualifications within the desired geographic locations, or with certain industry specific expertise. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees.

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

At March 31, 2003, the Company held $74.3 million in cash equivalents and marketable securities consisting of taxable and tax-exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

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

The Company intends to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may require us to modify our disclosure controls and procedures.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            NONE

ITEM 2 RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES CHANGES IN SECURITIES

            NONE

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the Annual Meeting of Stockholders on March 4, 2003. At the Annual Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

1. To elect Robert L. Daniels and John A. McMullen as Class I Directors of the Company to serve until the 2006 Annual Meeting.

                                               No. of Shares/Votes
                             For               Authority Withheld
                             ---               ------------------

Robert L. Daniels         12,919,520               4,373,312
John A. McMullen          16,778,342                 514,490

The names of each other director whose term of office as a director continued after the meeting are: Norman E. Drapeau, Jr., Richard P. Fishman, Stephen B. Sayre and Alan L. Stanzler.

2. To ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent public accountants for the 2003 fiscal year.

                         No. of Shares/Votes
                         -------------------

For                         16,844,275
Against                        440,118
Abstain                          8,439

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

            On January 31, 2003, the Company filed a current Report on Form 8-K, disclosing in Item 2, its sale of assets associated with the industrial normalization services operations of its wholly owned subsidiary INTERMAT, Inc.

            On March 28, 2003 the Company filed a Current Report on Form 8-KA, amending its Form 8-K filed on January 31, 2003 related to its sale of assets associated with the industrial normalization services operations of its wholly owned subsidiary INTERMAT, Inc. to include financial statements.

            On April 2, 2003, the Company filed a Current Report on Form 8-K, disclosing its preliminary results for the quarter ended March 31, 2003.

            On April 18, 2003, the Company filed a Current Report on Form 8-K, disclosing its results of operations for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   MRO SOFTWARE, INC.


Date:  May 15, 2003                            By: /s/ Peter J. Rice
       ------------                                -----------------
                                                   Peter J. Rice
                                                   Executive Vice President -
                                                   Finance and Administration,
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer)

                                  CERTIFICATION

I, NORMAN E. DRAPEAU, JR., certify that:

(1) I have reviewed this quarterly report on Form 10-Q of MRO Software, Inc., a Massachusetts corporation:

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

Date:  May 15, 2003

By: /s/ Norman E. Drapeau, Jr.
---------------------------------
Norman E. Drapeau, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

I, PETER J. RICE, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of MRO Software, Inc., a Massachusetts corporation;

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



Date:       May 15, 2003

By: /s/ Peter J. Rice
---------------------------------
Peter J. Rice
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)