Form 10-Q
period 2003-06-30
MRO SOFTWARE INC
filed 2003-08-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes  [X]           No  [ ]

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 24,539,200 shares of common stock, $.01 par value per share, as of August 8, 2003.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX


                                                                                           Page
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets (unaudited) as of June 30, 2003 and
             September 30, 2002.                                                            3

             Consolidated Statements of Operations (unaudited) for the three and nine
             months ended June 30, 2003 and 2002.                                           4

             Consolidated Statements of Cash Flows (unaudited) for the nine months ended
             June 30, 2003 and 2002.                                                        5

             Notes to Consolidated Financial Statements (unaudited).                        6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                     16

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                     34

Item 4.      Controls and Procedures                                                        34

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                              35
Item 2.      Changes in Securities                                                          35
Item 3.      Defaults upon Senior Executives                                                35
Item 4.      Submission of Matter to a Vote of Security Holders                             35
Item 5.      Other Information                                                              35
Item 6.      Exhibits and Reports on Form 8-K                                               35
             SIGNATURE                                                                      37


                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                 JUNE 30,         SEPTEMBER 30,
(IN THOUSANDS)                                                                    2003                 2002
                                                                                ---------          -------------
                                             ASSETS
Current assets:
  Cash and cash equivalents                                                     $  57,790           $  67,315
  Marketable securities                                                             1,102                --
  Accounts receivable, trade, less allowance
   for doubtful accounts of $3,321 at June 30, 2003
   and $3,421 at September 30, 2002                                                34,066              35,433
  Prepaid expenses and other current assets                                         7,692               6,429
  Deferred income taxes                                                             2,792               2,613
                                                                                ---------           ---------
    Total current assets                                                          103,442             111,790
                                                                                ---------           ---------

Marketable securities                                                              19,568                 500
Property and equipment, net                                                         8,717              10,156
Goodwill, net                                                                      46,210              46,370
Intangible assets, net                                                              8,749              11,996
Other assets                                                                        3,685               2,285
Deferred income taxes                                                               8,529               9,056
                                                                                ---------           ---------
    Total assets                                                                $ 198,900           $ 192,153
                                                                                =========           =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                          $  14,633           $  16,844
 Accrued compensation                                                               8,923               9,081
 Other current liabilities                                                            105                 267
 Deferred revenue                                                                  30,726              27,536
                                                                                ---------           ---------
   Total current liabilities                                                       54,387              53,728
                                                                                ---------           ---------

 Other long term liabilities                                                           26                 379
 Deferred revenue                                                                   1,314                  26

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 24,525 and 24,267 issued at June 30, 2003
 and September 30, 2002, respectively                                                 245                 243
Additional paid-in capital                                                        114,565             112,700
Deferred compensation                                                                (349)               (176)
Retained earnings                                                                  28,527              26,293
Accumulated other comprehensive income/(loss)                                         185              (1,040)
                                                                                ---------           ---------
    Total stockholders' equity                                                    143,173             138,020
                                                                                ---------           ---------
    Total liabilities and stockholders' equity                                  $ 198,900           $ 192,153
                                                                                =========           =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED       NINE MONTHS EENDED
                                                                      JUNE 30,                 JUNE 30,
                                                               ---------------------    ---------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            2003        2002         2003        2002
                                                               ---------   ---------    ---------   ---------

Revenues:
     Software                                                  $  15,348   $  12,398    $  35,685   $  34,000
     Support and services                                         32,287      29,045       95,226      91,807
                                                               ---------   ---------    ---------   ---------
              Total revenues                                      47,635      41,443      130,911     125,807
                                                               ---------   ---------    ---------   ---------

Cost of revenues:
     Software                                                      2,596       1,482        5,801       4,842
     Support and services                                         14,662      15,032       44,103      47,663
                                                               ---------   ---------    ---------   ---------
              Total cost of revenues                              17,258      16,514       49,904      52,505
                                                               ---------   ---------    ---------   ---------

Gross profit                                                      30,377      24,929       81,007      73,302

Operating expenses:
     Sales and marketing                                          16,074      14,032       45,765      43,743
     Product development                                           6,512       6,514       19,656      19,675
     General and administrative                                    4,764       4,429       13,118      13,776
     Amortization of goodwill and other intangibles                  226       3,064          704       9,169
                                                               ---------   ---------    ---------   ---------
              Total operating expenses                            27,576      28,039       79,243      86,363
                                                               ---------   ---------    ---------   ---------

Income/(loss) from operations                                      2,801      (3,110)       1,764     (13,061)

     Interest income                                                 205         217          596         750
     Other income, net                                               169         519        1,150         445
                                                               ---------   ---------    ---------   ---------

Income/(loss) before income taxes                                  3,175      (2,374)       3,510     (11,866)

Provision/(benefit) for income taxes                               1,158        (540)       1,276      (3,277)
                                                               ---------   ---------    ---------   ---------
Net income/(loss)                                              $   2,017   $  (1,834)   $   2,234   $  (8,589)
                                                               =========   =========    =========   =========

Net income/(loss) per share, basic                             $    0.08   $   (0.08)   $    0.09   $   (0.38)
                                                               ---------   ---------    ---------   ---------
Net income/(loss) per share, diluted                           $    0.08   $   (0.08)   $    0.09   $   (0.38)
                                                               ---------   ---------    ---------   ---------

Shares used to calculate net income/(loss) per share
      Basic                                                       24,457      23,334       24,390      22,807
      Diluted                                                     24,489      23,334       24,542      22,807



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                    JUNE 30,
                                                                          ----------------------------
(IN THOUSANDS)                                                               2003               2002
                                                                          ---------          ---------
Cash flows from operating activities:
  Net income/(loss)                                                       $   2,234          $  (8,589)
  Adjustments to reconcile net income/(loss) to net
     cash provided by operating activities:
   Depreciation                                                               3,427              2,348
   Amortization of goodwill and other intangibles                             3,235             11,329
   Loss on sale and disposal of property
     and equipment                                                               12                 --
   Gain on sale of INTERMAT, Inc.                                              (407)                --
   Amortization of premium on marketable securities                              --                 43
   Stock-based compensation                                                     120                 81
   Deferred income taxes                                                        414             (2,447)
   Changes in operating assets and liabilities, net of effect of acquisitions:
     Accounts receivable                                                      2,490             12,078
     Prepaid expenses and other assets                                       (1,206)            (3,358)
     Accounts payable, accrued expenses and other liabilities                (3,380)            (3,450)
     Accrued compensation                                                      (421)            (4,415)
     Deferred revenue                                                         3,407              6,448
                                                                          ---------          ---------
Net cash provided by operating activities                                     9,925             10,068
                                                                          ---------          ---------
Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                              --             (1,286)
   Acquisitions of property and equipment and other
     capital expenditures                                                    (2,069)              (570)
   Purchase of marketable securities                                        (32,983)                --
   Sale of marketable securities                                             12,775              5,682
                                                                          ---------          ---------
Net cash (used in)/provided by investing activities                         (22,277)             3,826
                                                                          ---------          ---------
Cash flows from financing activities:
   Proceeds from exercise of stock options and employee
     stock purchases                                                          1,529              6,842
                                                                          ---------          ---------
Net cash provided by financing activities                                     1,529              6,842
                                                                          ---------          ---------
Effect of exchange rate changes on cash                                       1,298                830
                                                                          ---------          ---------
Net (decrease)/increase in cash and cash equivalents                         (9,525)            21,566

Cash and cash equivalents, beginning of period                               67,315             42,115
                                                                          ---------          ---------
Cash and cash equivalents, end of period                                  $  57,790          $  63,681
                                                                          =========          =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of June 30, 2003 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2003, or for any other future period.

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

B.       INCOME PER SHARE

Basic income (loss) per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect. All potential dilutive common shares are excluded from the computation of net loss per share because they are anti-dilutive.

Basic and diluted income/(loss) per share are calculated as follows:

                                                                                 THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                      06/30/03        06/30/02
                                                                              --------        --------
Net income/(loss)                                                             $  2,017        $ (1,834)

Denominator:
Weighted average common shares
outstanding-basic                                                               24,457          23,334

Effect of dilutive securities (1)                                                   32            --
                                                                              --------        --------
Weighted average common shares
outstanding-diluted                                                             24,489          23,334
                                                                              ========        ========

Net income/(loss) per share, basic and diluted                                $   0.08        $  (0.08)

                                                                                  NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                         06/30/03        06/30/02
                                                                              --------        --------
Net income/(loss)                                                             $  2,234        $ (8,589)

Denominator:
Weighted average common shares
outstanding-basic                                                               24,390          22,807

Effect of dilutive securities (1)                                                  152            --
                                                                              --------        --------
eighted average common shares
outstanding-diluted                                                             24,542          22,807
                                                                              ========        ========

Net income/(loss) per share, basic and diluted                                $   0.09        $  (0.38)

(1) Options to purchase 4,389,000 shares and 1,832,000 shares of the Company's Common Stock for the three months ended June 30, 2003 and 2002, respectively and 3,218,000 shares and 1,583,000 shares for the nine months ended June 30, 2003 and 2002, respectively, were outstanding but were not included in the computations of diluted net income/(loss) per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 32,000 shares and 152,000 shares were included in the computation of diluted net income per share for the three and nine months ended June 30, 2003. Common stock equivalents of 448,000 shares and 934,000 shares for the three and nine months ended June 30, 2002 were excluded from the computation of diluted net loss per share, as the effect was anti-dilutive due to the Company's net loss.

C.       ACCOUNTING POLICIES

The Company accounts for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. With the exception of restricted stock awards to non-employee members of the board of directors, no stock-based compensation cost is reflected in net income, as all stock-based awards granted under the Company's plans consist of stock options that have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                                                 THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                      06/30/03         06/30/02
                                                                              --------         --------
Net loss
  As reported                                                                 $  2,017         $ (1,834)
  Deduct: stock-based employee
    compensation expense determined under the
    fair value based method for all awards, net
    of related tax effects                                                      (3,108)          (2,663)
                                                                              --------         --------
  Pro forma net loss                                                          $ (1,091)        $ (4,497)
                                                                              ========         ========
  Earnings per share:
    Basic - as reported                                                       $   0.08         $  (0.08)
    Basic - pro forma                                                         $  (0.05)        $  (0.19)
    Diluted - as reported                                                     $   0.08         $  (0.08)
    Diluted - pro forma                                                       $  (0.05)        $  (0.19)

                                                                                  NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                      06/30/03         06/30/02
                                                                              --------         --------
Net income/(loss)
  As reported                                                                 $  2,234         $ (8,589)
  Deduct: stock-based employee
    compensation expense determined under the
    fair value based method for all awards, net
    of related tax effects                                                      (8,337)          (7,424)
                                                                              --------         --------
  Pro forma net loss                                                          $ (6,103)        $(16,013)
                                                                              ========         ========
  Earnings per share:
    Basic - as reported                                                       $   0.09         $  (0.38)
    Basic - pro forma                                                         $  (0.25)        $  (0.70)
    Diluted - as reported                                                     $   0.09         $  (0.38)
    Diluted - pro forma                                                       $  (0.25)        $  (0.70)

D.       COMPREHENSIVE INCOME/(LOSS):

The following table reflects the components of comprehensive net income/(loss):

                                                                               THREE MONTHS ENDED
(IN THOUSANDS)                                                               06/30/03        06/30/02
--------------                                                               --------        --------
Net income/(loss)                                                             $ 2,017         $(1,834)
Other comprehensive net income/(loss),
 Net of tax:
   Unrealized loss on securities arising during period                           (225)             (1)
   Foreign currency translation adjustment                                        702             781
                                                                              -------         -------
Comprehensive income/(loss)                                                   $ 2,494         $(1,054)
                                                                              =======         =======

                                                                                  NINE MONTHS ENDED
(IN THOUSANDS)                                                                06/30/03        06/30/02
--------------                                                                -------         -------

Net income/(loss)                                                             $ 2,234         $(8,589)
Other comprehensive net income/(loss),
 Net of tax:
   Unrealized loss on securities arising during period                           (257)             (9)
   Foreign currency translation adjustment                                      1,482             742
                                                                              -------         -------
Comprehensive income/(loss)                                                   $ 3,459         $(7,856)
                                                                              =======         =======

E.       SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

The Company reports revenues and income under one reportable industry segment, Strategic Asset Management. Our Strategic Asset Management software products and services include MAXIMO for the Enterprise Asset Management (EAM) market and MAXIMO MainControl for the IT Asset Management (ITAM) market. We also offer Online Commerce Services (OCS) that enables the asset-centric procurement capabilities of our EAM and ITAM software products. The Company does not allocate expenses to these product groups, and all operating results are assessed on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. A summary of the Company's revenues by geographical area is as follows:

                                                                                  THREE MONTHS ENDED
(IN THOUSANDS)                                                                06/30/03         06/30/02
                                                                              --------         --------
Revenues:

     United States                                                            $ 28,476         $ 24,956
     Other Americas                                                              2,722            1,948
     Intercompany                                                                2,952            2,651
                                                                              --------         --------
     Subtotal                                                                 $ 34,150         $ 29,555

     Europe/Middle East and Africa                                              12,458           11,251
     Asia/Pacific                                                                3,979            3,288
     Intercompany                                                               (2,952)          (2,651)
                                                                              --------         --------
     Total revenues                                                           $ 47,635         $ 41,443
                                                                              ========         ========

                                                                                  NINE MONTHS ENDED
(IN THOUSANDS)                                                                06/30/03         06/30/02
                                                                              --------         --------
Revenues:

     United States                                                            $ 77,939         $ 77,387
     Other Americas                                                              8,024            5,726
     Intercompany                                                                6,102            7,468
                                                                              --------         --------
     Subtotal                                                                 $ 92,065         $ 90,581

     Europe/Middle East and Africa                                              34,649           34,228
     Asia/Pacific                                                               10,299            8,466
     Intercompany                                                               (6,102)          (7,468)
                                                                              --------         --------
     Total revenues                                                           $130,911         $125,807
                                                                              ========         ========

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

F.       GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These new statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill is no longer amortized but tested annually for impairment. In addition, within six months of adopting this accounting method, a transitional impairment test must be completed, and any impairment identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements were effective for business combinations initiated after June 30, 2001, with the entire provisions of SFAS No. 142 becoming effective for the Company commencing with its 2003 fiscal year. In the quarter ended March 31, 2003, the Company completed its transitional impairment test and there were no impairments recognized.

The following is a reconciliation of reported net loss to adjusted net income and reported net loss per share to adjusted net income per share had SFAS No. 142 been in effect for the three and nine months ended June 30, 2002.

                                                                             FOR THE THREE       FOR THE NINE
                                                                              MONTHS ENDED       MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                     JUNE 30, 2002       JUNE 30, 2002
----------------------------------------                                     -------------       -------------
Net loss, as reported                                                           $ (1,834)          $ (8,589)
Add back:  impact of goodwill amortization, net of tax benefit                     2,214              6,236
Adjusted net income/(loss)                                                      $    380           $ (2,353)
Net loss per share, basic and diluted, as reported                              $  (0.08)          $  (0.38)
Add back:  impact of goodwill amortization, net of taxes                        $   0.10           $   0.28
Adjusted net income/(loss) per share, basic and diluted                         $   0.02           $  (0.10)

Intangible assets as of June 30, 2003 and September 30, 2002 consist of the following:

                                                                                  JUNE          SEPTEMBER 30,
(IN THOUSANDS)                                                                    2003              2002
--------------                                                                  --------        -------------
Goodwill                                                                        $ 77,853           $ 78,013
Accumulated amortization                                                         (31,643)           (31,643)
                                                                                --------           --------
Sub-total Goodwill                                                              $ 46,210           $ 46,370
                                                                                --------           --------

Purchased technology                                                            $ 15,744           $ 15,744
Accumulated amortization                                                          (8,426)            (5,894)
                                                                                --------           --------
Sub-total Purchased technology                                                  $  7,318           $  9,850
                                                                                --------           --------

Other intangibles                                                               $  3,009           $  3,932
Accumulated amortization                                                          (1,578)            (1,786)
                                                                                --------           --------
Sub-total other intangibles                                                     $  1,431           $  2,146
                                                                                ========           ========

Other intangibles consist of customer contracts, backlog, customer lists and non-compete agreements.

Amortization expense of intangible assets was $1.1 million and $3.8 million for the three months ended June 30, 2003 and June 30, 2002, respectively and $3.2 million and $11.3 million for the nine months ended June 30, 2003 and June 30, 2002, respectively. The 2002 amounts included amortization of goodwill. As of June 30, 2003, remaining amortization expense on existing intangibles for the next five years is as follows:

(IN THOUSANDS)
-------------
2003 (remaining 3 mos.)                            $ 1,049
2004                                                 3,024
2005                                                 2,240
2006                                                 1,383
2007                                                   477
2008                                                   477
                                                   -------
Total                                              $ 8,650
                                                   -------

In the quarter ended March 31, 2003, $160 thousand of goodwill was disposed of as a result of the sale of assets of INTERMAT, Inc. The change in the carrying amount of goodwill as of June 30, 2003 is as follows:

(IN THOUSANDS)
-------------
Balance as of October 1, 2002                      $46,370
Goodwill acquired during year                           --
Impairment losses                                       --
Goodwill disposed of related to sale of
  business unit                                       (160)
                                                   -------
Balance as of June 30, 2003                        $46,210
                                                   =======

G.       SALE OF ASSETS

Sale of Assets of Catalog Services Operation

On January 17, 2003, the Company sold the assets that had been used in the industrial data normalization services operations of its wholly owned subsidiary INTERMAT, Inc. The assets included software and technology used in such operations, contracts with customers, suppliers and vendors, and trademarks associated with such operations. The Company retained comprehensive, non-exclusive rights to the software and technology used in the business, which has also been embedded in the Company's MAXIMO(R) and OCS offerings.

The assets were purchased by International Materials Solutions, Inc. (the "Buyer"). As consideration for the assets, the Buyer assumed all liabilities arising in connection with the assets and the associated business operations from and after January 1, 2003 and delivered two promissory notes in the face amount of $1 million each, together with a stock purchase warrant representing the right to purchase five (5%) percent of the Buyer's common stock. One promissory note is payable over a period of three years commencing July 1, 2003, and the other promissory note is payable in full on June 30, 2006. Each note bears interest at the prime rate plus one (1%) percent per year, and will accelerate upon a change in control of the Buyer, or upon a default by Buyer under certain obligations in the transaction documents. The gain recorded on the sale of these assets was $407 thousand and is included in other income. The fair value of the assets sold net of the liabilities assumed was $554 thousand. For purposes of calculating the gain on the sale, the $1 million of promissory note receivable, due and payable on June 30, 2006, has not been valued due to uncertainty of collection and the stock purchase warrants were not valued due to the limited operating history of the buyer.

H.       GUARANTOR ARRANGEMENTS

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the second quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN 45.

On January 17, 2003, the Company sold the operating assets that had been used in the industrial data normalization services operations of its wholly owned subsidiary INTERMAT, Inc. Prior to the sale, the Company had guaranteed the obligations of this subsidiary under the office lease of the subsidiary's principal place of business. This guaranty remains in full force and effect following the sale. The maximum potential amount due under this guaranty is $882,000. In accordance with the terms of the sale, the buyer has assumed primary liability under the lease and is obligated to indemnify the Company against all obligations arising under the lease. Based on the Company's evaluation of the buyer's ability to make the payments due under this lease, the Company believes that the estimated fair value of this guaranty is minimal. Accordingly, we have no liabilities recorded for this guaranty as of June 30, 2003.

We warrant that our software products will perform substantially in accordance with the product specifications as contained in the associated end-user guide, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction we are obligated to accept the return of the product and refund the license fee paid. We warrant that our professional services will be provided in accordance with good professional practice, and that any software developed by our services organization will perform substantially in accordance with its approved specifications, for a period of thirty days from initial delivery of the services to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction we are obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, we would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or services warranties, our liability for breach of warranty is limited to the amount of the license or services fees actually paid, and we maintain insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, we believe the estimated fair value of these warranty obligations is minimal. Accordingly, we have no liabilities recorded for these warranty obligations as of June 30, 2003.

Under our standard end-user license agreement, we agree to indemnify our customers against infringement claims that may be brought by third parties asserting that our products infringe on certain intellectual property rights. In our services agreements with customers, we will also as a matter of standard practice agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of our services infringe on certain intellectual property rights, (b) against damages caused by our breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death, caused by our services personnel while on-site at customer premises. These indemnification provisions are generally based on our standard contractual terms. All such provisions, whether based on our standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnifications vary in duration and nature, and our obligations to indemnify are frequently unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to our knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that we maintain is sufficient to cover a refund of the services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, we have no liabilities recorded for any such indemnity obligations as of June 30, 2003.

When as part of an acquisition we acquire a company, we assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for the assumption of any such liabilities as of June 30, 2003.

Pursuant to the Company's Articles of Organization, the Company is obligated to indemnify its directors, officers and other individuals serving at the request of the Company as a director or officer or in a similar capacity in another entity to the fullest extent authorized under Massachusetts Business Corporation Law. The Company maintains Directors and Officers insurance that covers these indemnification obligations, up to the dollar amount of coverage maintained. Since these indemnification obligations are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for any such agreements as of June 30, 2003.

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

J.       ACCOUNTING PRONOUNCEMENTS

In June 2002, the "FASB" issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company adopted SFAS 146 on October 1, 2002 and does not expect that the adoption will have a material impact on its financial position, results of operations or cash flows.

In May 2003, the "FASB" issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatorily redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity's own shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. As of June 30, 2003, the Company had no financial instruments that could be classified with characteristics of both liabilities and equity.

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

DEFERRED INCOME TAXES

The Company accounts for income taxes under the asset and liability approach for accounting and reporting for income taxes in accordance with SFAS No. 109. The Company computes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, the expected tax benefit of operating loss carryforwards and the expected benefit of tax credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company continually assesses the realizability of its deferred tax asset. A valuation allowance is recorded to reduce deferred tax assets to the amount of future expected tax benefit when it is more likely than not to be realized. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance for the Company consists of our recent cumulative operating losses. However, since these operating losses are attributable to several charges that we believe are non-recurring in nature, the Company has not recorded a valuation allowance in relation to these losses. The non-recurring charges contributing to the Company's recent cumulative operating losses consist of goodwill amortization from acquisitions and a large initial investment into the Internet e-Commerce market. Positive evidence that would negate the need for a valuation allowance consists of the current year cumulative pre-tax profits and the projected pre-tax profits, as well as, a strong earnings history for the Company prior to these operating loss years. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that our financial projections change and it becomes more likely than not that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such a determination is made. The net deferred tax asset amount as of June 30, 2003 is $11.3 million.

The Company has established a valuation allowance with respect to certain Canadian net operating loss carryforwards, the net operating losses acquired from Applied Image Technologies, Inc. (AIT), and various state net operating loss carryforwards. The valuation allowance was based upon expected earnings within individual tax jurisdictions and statutory limitations imposed by tax jurisdictions, which will more likely than not reduce our ability to realize the net operating loss carryforwards. The related valuation allowance as of June 30, 2003 is $2.1 million.

OVERVIEW

MRO Software is a leading global provider of strategic asset management software and related services. Strategic asset management is the management and optimization of our customers' critical assets - those that have a significant impact on operations and performance, including assets used in production, facilities, fleet and Information Technology (IT) operations. The Company's strategic asset management software products and services allow our customers to manage the complete lifecycle of their strategic assets, including: planning, procurement, deployment, tracking, maintenance and retirement. Our strategic asset management software products and services include MAXIMO for the Enterprise Asset Management (EAM) market and MAXIMO MainControl for the IT Asset Management (ITAM) market. We also offer Online Commerce Services (OCS) that enable the asset-centric procurement capabilities of our EAM and ITAM software products through the MRO Operations Center. Asset-centric procurement is a combination of products and services designed to support the requirements of industrial asset-related procurement. Using MRO Software's products and services, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset base.

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

Total MAXIMO revenues represented 92% and 96% of total revenues for the three months ended June 30, 2003 and 2002, respectively and 92% and 94% of total revenues for the nine months ended June 30, 2003 and 2002, respectively. Total MAXIMO MainControl revenues represented 7% and 0% of total revenues for the three months ended June 30, 2003 and 2002, respectively and 6% and 0% for the nine months ended June 30, 2003 and 2002, respectively. OCS revenues represented 2% of total revenues for the three and nine months ended June 30, 2003 and 2002, respectively.

On January 17, 2003, the Company sold the operating assets of its INTERMAT industrial data normalization services operations and recorded a gain of $407 thousand (recorded as other income). Under the terms of the sale, the Company retained comprehensive, non-exclusive rights to the software and technology used in the business, which has been embedded in the Company's MAXIMO and Online Commerce Services offerings. Also, due to the sale of this business, the Company will no longer sell Enterprise Catalog Management services.

RESULTS OF OPERATIONS

REVENUES

                                      Three                    Three        Nine                     Nine
                                      Months                   Months       Months                   Months
                                      Ended         Change     Ended        Ended         Change     Ended
(in thousands)                        06/30/03         %       06/30/02     06/30/03         %       06/30/02
---------------------------------------------------------------------------------------------------------------
Software licenses                     $15,348         24%       $12,398     $35,685         5%      $ 34,000
Percentage of total revenues             32%                      30%          27%                    27%

Support and services                  $32,287         11%       $29,045     $ 95,226        4%      $ 91,807
Percentage of total revenues             68%                      70%          73%                    73%

Total revenues                        $47,635         15%       $41,443     $130,911        4%      $125,807

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services.

Software license revenues increased 24% to $15.3 million from $12.4 million for the three months ended June 30, 2003 and 2002, respectively and 5% to $35.7 million from $34.0 million for the nine months ended June 30, 2003 and 2002, respectively. The increase for the three months ended June 30, 2003 as compared to June 30, 2002 is mainly attributable to increases in MAXIMO software license revenues, which increased 15% to $14.2 million from $12.3 million for the three months ended June 30, 2003 and 2002, respectively. During the three months ended June 30, 2003, the Company concluded a large MAXIMO software license sale in the amount of $3.8 million. IT asset management software licenses (MAXIMO MainControl) were $1.1 million and $1.9 million for the three and nine months ended June 30, 2003, respectively. There were no software license revenues related to our IT asset management product for the three and nine months ended June 30, 2002, which was purchased in June 2002.

Support revenues increased 17% to $16.4 million from $14.0 million for the three months ended June 30, 2003 and 2002, respectively and increased 21% to $48.2 million from $39.9 million for the nine months ended June 30, 2003 and 2002, respectively. Support revenues have increased as a result of a cumulative increase in the number of MAXIMO customers, the addition of contracts assumed from the MainControl business and a strong renewal rate (95%) for maintenance contracts. MAXIMO support revenues increased 12% to $15.5 million from $13.8 million for the three months ended June 30, 2003 and 2002, respectively and increased 15% to $45.5 million from $39.6 million for the nine months ended June 30, 2003 and 2002, respectively. MAXIMO MainControl support revenues, primarily attributable to contracts assumed in connection with the June 2002 acquisition of MainControl, Inc., were $873 thousand and $123 thousand for the three months ended June 2003 and 2002, respectively and $2.7 million and $123 thousand for the nine months ended June 30, 2003 and 2002, respectively.

Service revenues increased 6% to $15.9 million from $15.0 million for the three months ended June 30, 2003 and 2002, respectively and decreased 9% to $47.0 million from $51.9 million for the nine months ended June 30, 2003 and 2002, respectively. The increase in service revenues for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 is primarily attributable to an increase in IT asset management services of $1 million. The overall decline in service revenues for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 is attributable to a decline in MAXIMO service revenues of $4.1 million and a decline in Enterprise Catalog Management service revenues of $3.1 million, partially offset by an increase in IT asset management revenues of $2.6 million. (See below).

MAXIMO service revenues increased 4% to $14.1 million from $13.6 million for the three months ended June 30, 2003 and 2002, respectively and decreased 9% to $41.0 million from $45.1 million for the nine months ended June 30, 2003 and 2002, respectively. The decrease in MAXIMO service revenues for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 is primarily due to a cumulative decline in the number of MAXIMO software licenses sold, which reduced the demand for services related to customer implementations. The Company derives a large portion of its services revenues from the implementation of MAXIMO software that has recently been sold to new customers, and our services revenues are therefore driven largely by our recent MAXIMO license sales. In addition, the Company has been subject to increased competition from independent consulting firms, who implement MAXIMO with other enterprise-wide solutions. MAXIMO MainControl service revenues were $1.1 million and $130 thousand for the three months ended June 2003 and 2002, respectively and $2.7 million and $130 thousand for the nine months ended June 30, 2003 and 2002, respectively.

OCS revenues decreased 11% to $747 thousand from $837 thousand for the three months ended June 30, 2003 and 2002, respectively and 15% to $2.3 million from $2.7 million for the nine months ended June 30, 2003 and 2002, respectively. The decline in OCS revenues is attributable to a decrease in the number of customers renewing annual service contracts. The Company will maintain its current infrastructure and development activities in OCS commensurate with the level of sales, while simultaneously controlling operating and administrative expenses. Enterprise Catalog Management revenues decreased 100% to $0 from $664 thousand for the three months ended June 30, 2003 and 2002, respectively and 75% to $1.2 million from $4.8 million for the nine months ended June 30, 2003 and 2002, respectively. The Company sold the assets related to its Enterprise Catalog Management Services operations of the Company in January 2003 and therefore will not recognize any more services revenue related to Enterprise Catalog Management.

COST OF REVENUES


                                            Three                    Three        Nine                    Nine
                                            Months                   Months       Months                  Months
                                            Ended         Change     Ended        Ended         Change    Ended
(in thousands)                              06/30/03         %       06/30/02     06/30/03         %      06/30/02
--------------------------------------------------------------------------------------------------------------------
Cost of software licenses                     $ 2,596       75%      $ 1,482       $ 5,801        20%     $ 4,842
                                                17%                    12%           16%                    14%
Percentage of software license
                                              $14,662                $15,032       $44,103                $47,663
Cost of support and services                    45%         (2%)       52%           46%          (7%)      52%
Percentage of support and services

Total cost of revenues                        $17,258                $16,514       $49,904                $52,505
Percentage of total revenues                    36%          5%         40%           38%         (5%)      42%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. The increase in cost of software license revenues for the three and nine months ended June 30, 2003 as compared to the three and nine months ended June 30, 2002, is primarily attributable to software purchased for resale related to our MAXIMO Mobile Suite product and amortization of acquired technology. Cost of software increased $1.0 million and $600 thousand due to increase in demand for the three and nine months ended June 30, 2003 as compared to the three and nine months ended June 30, 2002. Amortization of acquired technology was $844 thousand and $754 thousand for the three months ended June 30, 2003 and 2002, respectively and $2.5 million and $2.1 million for the nine months ended June 30, 2003 and 2002, respectively. The increase in amortization is attributable to technology acquired from MainControl, Inc.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues increased 33% to $2.8 million from $2.1 million for the three months ended June 30, 2003 and 2002, respectively and 27% to $8.0 million from $6.2 million for the nine months ended June 30, 2003 and 2002, respectively. The increase in cost of support revenues was primarily attributable to an increase in personnel. Cost of support revenues, as a percentage of total support revenues was 17% and 15% for both the three and nine months ended June 30, 2003 and 2002, respectively. The increase in the cost of support revenues as a percentage of support revenues for the three and nine months ended June 30, 2003 is attributable to an increase in personnel costs without a commensurate increase in revenues.

Cost of service revenues decreased 8% to $11.9 million from $12.9 million for the three months ended June 30, 2003 and 2002, respectively and 13% to $36.1 million from $41.5 million for the nine months ended June 30, 2003 and 2002, respectively. The decrease in the cost of service revenues for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was attributable to a decrease of $1.0 million due to the reduction in personnel and related benefits and facilities costs related to the sale of the operating assets of INTERMAT, Inc. in January 2003. The decrease in the cost of service revenues for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 was primarily attributable to a decrease of $4.3 million attributable to the reduction in personnel and related benefits and facilities costs related to the sale of operating assets of INTERMAT, Inc. in January 2003 and a $1.1 million decrease for the costs of third party consultants implementing the Company's products due to reduced utilization of external consultants. Cost of service revenues, as a percentage of total service revenues was 75% and 86% for the three months ended June 30, 2003 and 2002, respectively and 77% and 80% for the nine months ended June 30, 2003 and 2002, respectively. Improved margins are primarily the result of the sale of the operating assets of INTERMAT, Inc., which was a lower-margin business.

OPERATING EXPENSES

                                            Three                    Three        Nine                    Nine
                                            Months                   Months       Months                  Months
                                            Ended         Change     Ended        Ended         Change    Ended
(in thousands)                              06/30/03         %       06/30/02     06/30/03         %      06/30/02
---------------------------------------------------------------------------------------------------------------------
Sales and marketing                         $16,074         15%      $14,032      $45,765         5%      $43,743
Percentage of total revenues                  34%                      34%          35%                     35%

Product development                         $ 6,512                  $ 6,514      $19,656                 $19,675
Percentage of total revenues                  14%            0%        16%          15%           0%        16%

General and administrative                  $ 4,764                  $ 4,429      $13,118                 $13,776
Percentage of total revenues                  10%            8%        11%          10%          (5%)       11%

Amortization of goodwill and other
intangibles                                 $   226                   $3,064        $ 704                  $9,169
Percentage of total revenues                   0%          (93%)        7%           1%         (92%)        7%

Sales and marketing expenses increased 15% to $16.1 million from $14.0 million for the three months ended June 30, 2003 and 2002, respectively and 5% to $45.8 million from $43.7 million for the nine months ended June 30, 2003 and 2002, respectively. The increase for the three and nine months ended June 30, 2003 compared to the three and nine months ended June 30, 2002 is primarily due to an increase of $1.4 million in sales commissions paid on revenues from software licenses sold and $700 thousand of severance costs related to a reorganization of the worldwide sales and marketing organization.

Product development expenses remained flat for the three and nine months ended June 30, 2003 and 2002, respectively. The Company expects to continue to make enhancements to MAXIMO 5, integrate MAXIMO MainControl into its overall product architecture and develop industry-specific functionality, in a manner commensurate with future expectations of revenues and income from sales of the resulting product enhancements and functionality.

General and administrative expenses increased 8% to $4.8 million from $4.4 million for the three months ended June 30, 2003 and 2002, respectively and decreased 5% to $13.1 million from

$13.8 million for the nine months ended June 30, 2003 and 2002, respectively. The increases for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 is primarily attributable to an increase in insurance policy premiums, mainly Director's and Officer's insurance, and bad debt provisions. The decrease for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002 is due to a decrease in the utilization of third party corporate services, partially offset by the increases in insurance policy premiums and bad debt provisions.

The decrease in amortization of goodwill and other intangibles expense is due to the adoption of SFAS No. 142 by the Company on October 1, 2002. In accordance with SFAS No. 142, goodwill is no longer amortized. Intangibles and other identifiable assets will continue to be amortized. Goodwill amortization was $2.9 million and $8.8 million for the three and nine months ended June 30, 2002. Other intangible amortization expense was $226 thousand and $121 thousand for the three months ended June 30, 2003 and 2002, respectively and $704 thousand and $330 thousand for the nine months ended June 30, 2003 and 2002, respectively. The increases for the three and nine months ended June 30, 2003 are due to amortization of intangibles acquired from MainControl, Inc.

NON-OPERATING EXPENSES

                                      Three                   Three        Nine                     Nine
                                      Months                  Months       Months                   Months
                                      Ended         Change    Ended        Ended          Change    Ended
(in thousands)                        06/30/03         %      06/30/02     06/30/03          %      06/30/02
--------------------------------------------------------------------------------------------------------------
Interest income                       $205           (6%)     $217         $  596          (21%)    $750
Other income, net                     $169          (67%)     $519         $1,150          158%     $445

Interest income is attributable to interest earned on marketable securities and cash equivalents. The change in other income was due to fluctuations in foreign currency exchange rates and the gain on the sale of the operating assets of INTERMAT, Inc. in January 2003. (See below.)

Included in other income for the nine months ended June 30, 2003 is a gain of $407 thousand for the sale of the operating assets related to INTERMAT, Inc. The assets were purchased by International Materials Solutions, Inc. (the "Buyer"). As consideration for the assets, the Buyer assumed all liabilities arising in connection with the assets and the associated business operations from and after January 1, 2003 and delivered two promissory notes in the face amount of $1 million each, together with a stock purchase warrant representing the right to purchase five (5%) percent of the Buyer's common stock. One promissory note is payable over a period of three years commencing July 1, 2003, and the other promissory note is payable in full on June 30, 2006. The Company received the first installment payment of this promissory note in July 2003. Each note bears interest at the prime rate plus one (1%) percent per year, and will accelerate upon a change in control of the Buyer, or upon a default by Buyer under certain obligations in the transaction documents. The fair value of assets sold net of the liabilities assumed was $554 thousand. For purposes of calculating the gain on the sale, the $1 million of promissory note receivable, due and payable on June 30, 2006, has not been valued due to uncertainty of collection and the stock purchase warrants were not valued due to the limited operating history of the buyer.

INCOME TAXES

The Company's effective tax rate for the nine months ended June 30, 2003 was 36%. The effective tax rate for the nine months ended June 30, 2002 was a benefit of 28%. The difference between the effective tax rate and the federal statutory tax rate of 35% in 2003 is due to the non-deductible nature of certain intangible and goodwill costs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had cash and cash equivalents of $57.8 million, marketable securities of $20.7 million, and working capital of $49.1 million.

Cash provided by operating activities was $9.9 million for the nine months ended June 30, 2003 was primarily attributable to income generated from operations and the collection of accounts receivable, offset by payments of liabilities.

Cash used in investing activities was $22.3 million for the nine months ended June 30, 2003 and was primarily used in the purchase of marketable securities ($33.0 million) and acquisition of fixed assets, primarily computer equipment.

Cash provided by financing activities was $1.5 million for the nine months ended June 30, 2003 and represents proceeds from the Company's Employee Stock Purchase Plan.

As of June 30, 2003, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. The Company's corporate headquarters are under lease through December 31, 2009. The Company leases its other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to continue to make investments over the next year in its products and technology.

The Company expects that its cash flow from operations together with its current cash and marketable securities will be sufficient to meet its working capital and capital expenditure requirements through at least June 30, 2004. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations, leaving its cash reserves available for acquisitions, other investments and unanticipated expenditures. The Company has no long-term debt obligations. The factors, which might impact the Company's cash flows, include those, which might impact the Company's business and operations generally, as described below under the heading "Factors Affecting Future Performance".

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

Over the past several quarters, the US and worldwide economies have experienced difficult conditions, with a negative effect on our revenues and operations. As industrial companies experience downturns, they often delay or cease spending on capital assets and IT infrastructure (including software and related services). As a result, our revenues have in the past fallen, and may again in the future fall, below expectations. The slump in the economy in general, and the market for IT software and services in particular, have continued for an extended period of time. While our forecasting systems and metrics have generally been reliable in informing our projections and guidance for future performance, the current economic downturn has persisted for a length of time that is unprecedented in the Company's recent history, our forecasting systems may not be valid under such conditions, and our expectations and guidance for future performance may not be accurate. If the US and worldwide economies do not recover and if growth and IT spending do not materialize, our revenues may be decreased, and there could be a material and adverse result on our operating results and financial condition.

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

OUR EFFORTS TO REACH INTO NEW MARKETS WITH MAXIMO AND WITH NEW PRODUCTS MAY NOT BE SUCCESSFUL.

Given the maturity and saturation of our traditional asset maintenance market, in order to maintain revenues at their current levels and to grow our business, we are attempting to broaden our product offerings and find additional sources of revenues, in two ways. First, we are tailoring and extending MAXIMO to meet the needs of specific industries in which the Company has a presence, such as the nuclear, transportation, power transportation and distribution, and other industries. We refer to these industry-specific MAXIMO offerings as "Industry Solutions". Second, we are attempting, through the MainControl acquisition and additional internal development, to deliver products that address markets that are new to the Company, such as the IT asset management and consolidated service desk markets. There can be no assurance that we will be able to develop and market these Industry Solutions or new products on time, with acceptable quality and in a manner which meets the requirements of customers in these markets. If our Industry Solutions and newly acquired or developed products do not gain market acceptance and generate revenues from new industries or markets, we may not be able to grow our business or maintain revenues at current levels, and our revenues, margins, results of operation and financial condition may be materially and adversely impacted.

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

THE MARKET ADDRESSED BY OUR MAXIMO MAINCONTROL PRODUCT IS IN TURMOIL, AND A SIGNIFICANT NEW COMPETITOR MAY EMERGE.

Our MAXIMO MainControl product is targeted at the IT asset maintenance (ITAM) market. In the past, Peregrine Systems, Inc. had the biggest single share of this market. Peregrine filed for bankruptcy protection in September 2002. As a result of Peregrine's bankruptcy, this market has become fragmented, and some market analysts and prospective MAXIMO MainControl customers have questioned the validity of the product category, and adopted a "wait and see" attitude towards purchasing products in this market. Peregrine's Plan of Reorganization was recently confirmed, and as a result Peregrine may successfully emerge from bankruptcy. It remains to be seen whether Peregrine's reorganization has enabled Peregrine to streamline its operations and restructure its pre-bankruptcy liabilities in a manner that will render it as a stronger competitor in the ITAM market, and there can be no assurance that this market will coalesce and gain momentum, or that the Company will achieve its desired market share.

OUR SALES EFFORTS DEPEND IN PART ON STRATEGIC RELATIONSHIPS WITH OTHER
COMPANIES.

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

We have in the past successfully engaged in cooperative software sales efforts with PeopleSoft, Inc., a vendor of an enterprise resource planning ("ERP") system that does not compete with our products, and with which MAXIMO is successfully integrated. PeopleSoft recently acquired J.D. Edwards & Co., which does market a product that competes with MAXIMO, and Oracle Corporation (which markets a product in competition with MAXIMO) recently offered to acquire PeopleSoft. As a result, it is highly likely that PeopleSoft will cease to act in cooperation with the Company, as it either markets its new J.D. Edwards product or promotes Oracle's product, and our software sales may decline as a result.

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

WE FACE CHALLENGES WITH THE MAINCONTROL ACQUISITION, AND WE MAY NOT BE SUCCESSFUL IN ADDRESSING A NEW AND BROADER MARKET.

We recently acquired MainControl, Inc., which developed a product that enables companies to manage, track and maintain their information technology (IT) assets, such as computers, telephones and networks. One of the assumptions underlying our acquisition of MainControl was that our existing customers might be interested in purchasing our new IT product. With the acquisition of MainControl, our positioning with existing and prospective customers has changed in that we are now offering products which can manage more of a company's critical physical assets, such as IT assets, in addition to those managed by MAXIMO, such as plant floor assets, vehicles and facilities. However, in many cases the people who purchased MAXIMO may not have responsibility for management of their company's IT assets. If we are unable to obtain access to executive levels in our customers' and prospective customers' organizations, we will be unable to sell a solution that covers more than just the plant floor assets, the vehicle fleet, the facilities or the IT assets. Moreover, it is possible that our attempts to characterize this combination of target markets as a single or composite market will not be accepted within the industry, by market analysts or by our customers, and as a result we might not gain the cross-market sales opportunities and synergies that we hoped for in the MainControl acquisition. Finally, we have announced our intention to integrate the MAXIMO MainControl product into our MAXIMO 5 platform, utilizing the same leading edge Internet-centric architecture and technologies, in order to provide a common platform from which a customer's critical assets may be managed. It is also possible that prospective customers may prefer to wait until this integrated solution is available before purchasing MAXIMO MainControl, and it is possible that during the interim period while the integrated version is under development such customers may decide to purchase a competing product; in either case revenues from MAXIMO MainControl would be deferred, or lost entirely, and there could be a material and adverse impact on our business and results of operations.

PRODUCTS AND TECHNOLOGIES WE ACQUIRE THROUGH ACQUISITIONS MAY FAIL TO MEET OUR EXPECTATIONS.

We may from time to time purchase software products or technologies from other companies, or acquire them as part of our acquisition of other companies, such as our acquisition of MainControl. While we exercise due diligence in determining whether acquired products or technologies are suitable and of commercial quality, there can be no assurances that the new products or technologies will ultimately meet our expectations, that we will be able to employ and retain the personnel necessary for us to effectively exploit the new products or technologies, that we will be able to successfully integrate the new products or technologies with or into our existing products and product architecture, that we will be able to effectively distribute the new products or technologies through our existing sales force and channels, that we will be able to retain existing customers and revenue streams that may have been associated with the new products or technologies prior to their acquisition by us, or that such existing customers may not demand that we remedy problems that were not known or disclosed to us at the time of the acquisition. As a result of the foregoing, we may not realize the benefits intended from such acquisitions or recover its investments, which would have a material adverse impact on our business and our results of operations.

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

We have entered into nonexclusive license agreements with other software vendors, pursuant to which we incorporate into our products and solutions software providing certain application development, hardware and network discovery, user interface, business intelligence, content and graphics capabilities developed by these companies. We have also agreed to bundle IBM's Websphere application server, its AIX operating system and DB2 database programs with MAXIMO. If we cannot renew these licenses (at all or on commercially reasonable terms), or if any of such vendors were to become unable to support and enhance their products, we could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

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

WE MAY BE FORCED TO PERFORM MORE FIXED PRICE SERVICES CONTRACTS OR CONTRACTS FOR FUTURE DEVELOPMENT.

A trend may be emerging among customers in our market towards demanding consulting and implementation services on a fixed price basis, whereby the Company agrees to deliver the contract requirements for a fixed fee, regardless of the number of person-hours actually provided, as opposed to our traditional services arrangements where we deliver services on a time and materials basis. In addition, when our Industry Solutions are first delivered, they may not include all of the functionality required by the initial customers, and we may complete the development effort under a services contract with the customer. In cases where services are provided either for the future delivery of functionality or on a fixed price basis and our standard software is licensed at the same time, and if the services are essential to the overall solution desired by the customer or if the Company cannot determine the fair value of the services being delivered, then the Company may be required to recognize the license revenue from such transactions under the contract method of accounting. This would likely result in a postponement of recognition of, or even a reduction in, software license revenues.

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

At June 30, 2003, the Company held $78.5 million in cash equivalents and marketable securities consisting of taxable and tax-exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company develops its products in the United States and markets them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, the Company has no hedging contracts.

ITEM 4.  CONTROLS AND PROCEDURES

MRO Software carries out periodic evaluations, under the supervision of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

The Company intends to continue to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may require us to modify our disclosure controls and procedures.

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

         4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

         31.1     Certification 302
         31.2     Certification 302

         32.1     Certification 906

(b)      Reports on Form 8-K

         On April 2, 2003, the Company filed a current report on Form 8-K disclosing its preliminary results for the quarter ended March 31, 2003.

         On April 18, 2003, the Company filed a current report on Form 8-K disclosing its results of operations for the quarter ended March 31, 2003.

         On July 17, 2003, the Company filed a current report on Form 8-K disclosing its results of operations for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            MRO SOFTWARE, INC.


Date:    August 14, 2003                    By: /s/ Peter J. Rice
         ---------------                        -------------------------
                                            Peter J. Rice
                                            Executive Vice President -
                                            Finance and Administration,
                                            Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX


    EXIBIT NO.                   DESCRIPTION
    ----------                   -----------

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

         31.1     Certification 302
         31.2     Certification 302

         32.1     Certification 906