Form 10-K
period 2003-09-30
MRO SOFTWARE INC
filed 2003-12-29
CIK 920354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
(mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes   [X]       No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price on March 31, 2003 was $116,151,579.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 24,720,247 shares of common stock, $.01 par value per share, as of December 19, 2003.

                       DOCUMENT INCORPORATED BY REFERENCE
Certain portions of the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

MAXIMO(R) and MainControl(R), are registered trademarks of MROI. MRO Software(TM), Make It All Count(TM) MAXIMO Enterprise(TM), MAXIMO Extended Enterprise(TM), MAXIMO Buyer(TM), MAXIMO Scheduler(TM), MAXIMO Workflow(TM), MAXIMO Enterprise Adapter(TM), MAXIMO Illustrated Parts Catalog, Supplier E-Commerce Adapter(TM), MRO.COM(TM), and MRO Operations Center(SM) are trademarks and service marks of MROI. IBM(R), WebSphere, AIX and DB2 are trademarks of IBM Corporation, or its subsidiaries. Microsoft(R) is a registered trademark of Microsoft Corporation, Oracle(R) is a registered trademark of Oracle Corporation, and Java(R) is a registered trademark of Sun Microsystems Corporation. Other company and product names may be trademarks of the respective companies.

[C] 2003 MRO Software, Inc.  All rights reserved.

                                     PART I

ITEM 1. BUSINESS

MRO Software is a leading global provider of strategic asset management solutions, software and related services. Strategic asset management is the management and optimization of the business processes required to keep our customers' critical assets productive. Critical assets are those that have a significant impact on operations and performance, including assets used in production, facilities, fleet and Information Technology (IT) operations. The Company's strategic asset management software products and services allow our customers to manage the complete lifecycle of their strategic assets, including: planning, procurement, deployment, tracking, maintenance and retirement. Using MRO Software's products and services, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset base.

MAXIMO, the Company's flagship product targeting the Enterprise Asset Management ("EAM") market, was first released in 1991. MAXIMO enables customers to manage the Maintenance, Repair and Operations ("MRO") of their significant assets. Businesses, government agencies and other organizations use MAXIMO across their enterprises to assist in the management of their high-value capital assets such as plants, facilities and production equipment to cut MRO inventories and supply chain costs, control maintenance expenses, reduce downtime, and more effectively deploy assets, personnel and other resources. MAXIMO delivers robust functionality, drawing upon the Company's established track record as a provider of large-scale applications critical to the operations of major industrial companies.

In fiscal 2001, the Company released MAXIMO 5. MAXIMO 5 is based on pure Internet component-based technology that lowers the total cost of ownership for enterprise application systems and allows customers to support their global enterprise or single sites via a Web browser. This architecture significantly streamlines operations by reducing the time and cost associated with deployment, support and training.

Also, in fiscal 2001, the Company changed its name to MRO Software, Inc. and its NASDAQ trading symbol to "MROI".

In fiscal 2002, the Company acquired MainControl, Inc. and began to market and sell the MainControl product, which enables customers to manage their information technology (IT) assets, such as hardware and software used in their desktop, telecommunications, networking and computing infrastructure. Targeting the IT asset management (ITAM) market, the MainControl Product (re-branded as MAXIMO MainControl) enables our customers to manage their IT assets through procurement, contracts, compliance, inventory, finance, service management, business continuity and retirement, while enabling information to be correlated and shared across discrete functional areas of an organization.

Our solutions for EAM (MAXIMO) and ITAM (MAXIMO MainControl) markets, combine to address the market we define as Strategic Asset Management (SAM).

In fiscal 2003, the Company has focused on enhancing and adding functionality to its MAXIMO and MAXIMO MainControl products in its endeavor to be the premier vendor for strategic asset management solutions. We have also focused on developing Industry Solutions that meet the unique needs of different vertical industries, consisting of pre-configured, industry-specific, focused applications delivered on the MAXIMO 5 technology platform.

The Company reports all its revenue in one reportable business segment, the strategic asset management segment.

BUSINESS STRATEGY

Our objective is to be the leading provider of strategic asset management solutions. We have focused on building our business strategies around key strengths that we believe will drive future success and allow the Company to continue to be a stable, profitable and growth oriented software company. Key elements of our strategy include the following:

         INDUSTRY SOLUTIONS. We believe that our extensive expertise in asset management solutions for production, facilities, fleet, and IT, -- enhanced by our vertical domain knowledge in many industries will distinguish us from our competitors

         EXPAND SOLUTIONS OFFERED TO OUR CUSTOMER BASE. We believe that our large and diverse customer base provides a stable foundation on which to grow the business. We intend to strengthen our relationship with our existing customers, while actively pursuing new customers both domestically and internationally. The Company also recognizes the opportunity to provide ITAM solutions to its existing EAM customer base and has begun to execute on this strategy.

         MAINTAIN RESEARCH AND DEVELOPMENT INVESTMENT. We believe that our products have a significant architectural advantage that offers both a unique solution to our users and also establishes key differentiation from competitors in our market. We believe that we must continue to invest in research and development initiatives in order to further leverage this architectural advantage into the future.

         MANAGE COSTS AND PRESERVE CASH RESERVES. We believe that the strength of our cash position, absence of long-term debt and recent history of positive earnings distinguishes us from our competitors. We will continue to manage costs and preserve cash.

         PURSUE STRATEGIC RELATIONSHIPS AND ACQUISITIONS. We will continue to pursue strategic relationships and alliances that help us to access a broader set of customers. We may pursue acquisitions of companies that have technologies or products that are complementary to our products.

PRODUCTS

MAXIMO

MAXIMO is the market-leading solution in the Enterprise Asset Management (EAM) market. MAXIMO helps companies in asset-intensive industries increase their return on assets while decreasing their operational costs, including the costs of transacting with their suppliers. The MAXIMO suite of software products is used to plan and manage ongoing Maintenance Repair and Operations (MRO) and to track related labor, parts and costs. Using MAXIMO, customers can prioritize tasks, assign work based on the availability of necessary parts and labor, and analyze equipment failures in order to implement appropriate preventive maintenance measures. MAXIMO is available in English, Brazilian Portuguese, Dutch, French, German, Italian, Japanese, Korean, Swedish, Latin American Spanish, and Simplified Chinese. MAXIMO is also localized into additional non-English languages via our local agents.

MAXIMO FEATURES

MAXIMO is composed of a series of comprehensive capabilities that communicate with a relational database management system. MAXIMO operates on a variety of commonly used server hardware platforms and network operating systems and also uses leading commercial SQL databases, including Oracle and Microsoft SQL Server. Core application features and functions in MAXIMO include:

         ASSET MANAGEMENT. Asset management means identifying, tracking, locating, maintaining and analyzing physical assets, especially those that impact the customer's revenue stream. MAXIMO 5 captures critical asset-related data and makes it easily accessible for analysis, planning and more informed decision-making.

         WORK MANAGEMENT. MAXIMO 5 work management capabilities track all aspects related to work performed on assets, from initial work request through work order generation, job completion and recording of actual results. The ability to track, manage and analyze work requests, labor, planning and scheduling can help organizations improve productivity. Work management compares budgets or estimates against actual and historical work orders.

         MATERIALS MANAGEMENT. MAXIMO 5 materials management capabilities help generate significant savings by accurately tracking materials and their usage, allowing reductions in inventory and elimination of unnecessary spending. MAXIMO 5 provides the capability to consolidate vendor lists, automate procurement processes, track repairable spares and reduce inventory levels, which creates greater efficiency and ensures that the customer has the right parts at the right time.

         PURCHASING. MAXIMO 5 purchasing capabilities enable organizations to plan and consolidate, demand, and streamline purchasing processes and comply with existing purchasing contracts. MAXIMO purchasing creates requests for proposals, blanket purchase orders and purchase agreements, purchase requisitions and purchase orders, records receipt of parts, analyzes vendor performance and integrates with accounting applications, including invoice matching and multiple currency functionality.

         ANALYTICS. The ability to analyze data captured in MAXIMO 5 provides companies with critical knowledge to improve and optimize their maintenance initiatives across all functional areas. MAXIMO 5 Key Performance Indicators (KPIs) and Reports make it possible to identify areas or activities that need improvement. In addition to KPIs, MAXIMO 5 provides a comprehensive set of pre-defined functional and exception reports that provide detailed information on all customer maintenance operations.

MAXIMO OPTIONS

A variety of options can be added on to expand the capabilities of MAXIMO, including the following: MAXIMO Mobile Suite, MAXIMO Project Manager, MAXIMO Desktop Requisition, MAXIMO Illustrated Parts Catalog, MAXIMO Enterprise Adapters, MAXIMO e-Commerce Adapters and MAXIMO Workflow.

MAXIMO INDUSTRY SOLUTIONS

The Company seeks to expand its market share in target vertical markets by offering pre-configured, industry-specific, focused applications for MAXIMO 5. We are focused on the following industries: public sector, utilities, oil and gas, nuclear, aviation, transportation, pharmaceuticals, power generation, and power transmission and distribution.

Each is supported with scalable solutions running on industry-standard databases, application servers and hardware platforms, complemented by offerings from key alliance partners with the appropriate domain expertise.

MAXIMO MAINCONTROL

MAXIMO MainControl is a leading solution for the IT Asset Management (ITAM) market and provides management of IT assets across their entire lifecycle from planning and procurement to retirement and disposal.

MAXIMO MAINCONTROL FEATURES

MAXIMO MainControl addresses the numerous IT asset management issues facing an organization, such as:

         ASSET DISCOVERY & TRACKING: enables the user with autodiscovery tools and software usage tracking tools to provide knowledge of where assets are at all times. MAXIMO MainControl enables users to track history of asset location, owners, users and configuration changes while tracking all moves, adds and changes.

         CONTRACT MANAGEMENT: enables the user to track and manage contracts and obligations, from purchase contracts to subscription, lease, maintenance, software licensing and service contracts.

         FINANCIAL MANAGEMENT: supports budget planning with a spreadsheet import/export facility and allows budget tracking by account, cost center and cost type to assist with technology procurement.

         PROCUREMENT: provides comprehensive, online management of IT asset procurement and is able to fully integrate with a wide variety of procurement systems. Maximo MainControl enables users to select vendors and equipment from online catalogs, check contract terms, generate purchase requisitions, approve requests, generate orders and allocate planned expenses to budget accounts. Users can fulfill orders from stock or place new orders.

         SERVICE MANAGEMENT: manages all requests regarding IT assets and services, provides a complete history of all activities involved in problem resolution, planning and change management activities. This capability also empowers the help desk technician, improves service levels and increases employee productivity.

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

ONLINE COMMERCE SERVICES (OCS)

MRO Software provides solutions to support asset-centric procurement by offering distributors and manufacturers of industrial and office products the capabilities to successfully implement or augment their e-Commerce initiatives. These services give industrial suppliers a fast and simple way to conduct business over the Internet with users of MAXIMO Buyer or of other procurement applications. By using these hosted services, companies can immediately participate in Internet-based commerce and ensure their ability to provide service to existing customers and new prospects. OCS supports multiple languages, currencies and tax codes, with 24/7/365 availability.

OCS FEATURES

OCS provides suppliers with a variety of hosted applications including the ability to accept, process and respond to electronic purchase orders transmitted from MAXIMO and other popular e-Procurement applications; to manage supplier and buyer profiles and relationships; and to process e-Commerce transactions. This service also provides suppliers with the capabilities to host an on-line searchable electronic catalog, and with the tools for the management, customization and publishing of electronic catalog content. Our customers have the ability to provide a Web storefront with comparison tools, shopping cart, e-Commerce transaction processing and payment processing. OCS also provides suppliers with the capability to provide real-time pricing and availability to buyers as well as real-time transaction processing by integrating with the suppliers' back-end ERP systems.

PRODUCT ARCHITECTURE

MAXIMO 5 components are built on Java technology, specifically the Java 2 Platform, Enterprise Edition ("J2EE"), to take full advantage of today's enterprise environment. J2EE defines a standard for developing multi-tier enterprise applications. J2EE simplifies enterprise applications by basing them on standardized, modular components, by providing a complete set of services to those components, and by handling many details of application behavior automatically. MAXIMO 5 is the first asset management solution to be developed and commercially deployed on a standards-based pure-Internet architecture. MAXIMO, with its industry-leading, best-of-breed functionality, was designed with global organizations in mind.

J2EE provides application portability, scalability, interoperability and security models for Internet applications. For example, it has an extensive library of routines for Internet protocols like HTTP and FTP. This makes creating and managing network connections much easier, enabling applications to open and access objects across the Internet via URLs with the same ease as accessing a local file system. Also, because HTTP is a request-response protocol and individual requests are treated independently, Internet applications need a mechanism for identifying a particular client and the state of any conversation it is having with that client.

By providing session management capabilities, the MAXIMO Web servers and applications servers can easily manage session states for Internet-based connections.

MAXIMO's use of open standards supports a broad range of server platforms, network operating systems and communications protocols. These open standards provide customers with the flexibility to match their computing resources to their needs, and facilitates tight integration to critical business systems. These standards also provide the ability to collaborate with virtually any procurement network, marketplace or on a one-on-one basis with suppliers.

Our asset-centric procurement solutions use an Internet oriented, scaleable architecture to support a full Web browser-based environment. OCS allows communications between buyers and suppliers in a real-time manner, based on XML standards. OCS applications are hosted by the Company at an outsourced hosting facility.

STANDARDS BASED INTEROPERABILITY

Enterprises today require systems that will collaborate within their enterprise and with their partners and customers. They require business systems that will address their business needs efficiently and adapt to changes as their business needs or environment changes. Our interoperability products simplify and expedite the implementation of our core product suites. These products are based upon our extensive experience in providing integration with a number of major marketplaces and ERP systems such as those offered by SAP, Oracle and PeopleSoft. Our MAXIMO 5 interoperability framework supports the more common collaboration patterns found between an asset management system like MAXIMO and other enterprise business systems. This allows enterprises to focus on their operational procedures, and provides them with flexibility to choose which business system to use to manage specific business processes.

SERVICES

CUSTOMER SUPPORT

A high level of customer service and technical support is critical to customer satisfaction in our industry. Many of the Company's customers implement our products in complex, large-scale IT environments on which the success of their organizations depend. The Company believes that its approach to support has been and will continue to be a significant factor in the market acceptance of its products.

The Company employs a technical hot-line support staff of 114 employees operating out of the Company's corporate headquarters in Massachusetts and four international technical response centers located in the United Kingdom, Australia, Canada, and Brazil as well as in four satellite support offices in China, Korea, Mexico and McLean Virginia. Support services are provided on a seven-day week, 24-hour day basis using our support centers in UK, Australia, United States (Bedford, MA) and Canada. The Company also provides premium support via resources dedicated to meeting the needs of our larger enterprise-wide clients. Premium Support is a fee-based service provided in addition to the standard support provided to all of our clients.

Subscribers to the Company's annual support contracts are entitled to receive
(i) customer service and technical support by telephone, fax, on-line via the Internet and electronic media (ii) a newsletter and periodic technical bulletins, (iii) an invitation to attend the Company's annual user group meeting and (iv) periodic software updates and software upgrades. Support contracts are a stable source of recurring revenue.

PROFESSIONAL AND EDUCATIONAL SERVICES

The Company offers services designed to assist customers in meeting the challenges of successfully implementing the Company's business solutions. The Company employs a consulting and training staff of 268 employees. The Company's international distributors also provide services within their geographic territories.

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

The Company conducts comprehensive training programs covering Company applications and concepts for its end-users. Training is offered at the Company's headquarters in Massachusetts and at regional centers located in California, Georgia, Virginia, Australia, France, Germany, Italy, Sweden, the United Kingdom and the Netherlands. The Company also offers on-site training classes at customer sites upon request. For those customers that look for alternative forms of training, we also offer computer-based training that consist of a series of self-paced lessons and Web-based training.

CUSTOMERS

The Company's customers are found in a broad range of vertical industries including: aviation, facility/property management, discrete and process manufacturing, public sector, oil and gas, transportation, aviation, utilities, financial services consumer/retail and professional services. The Company's products have been installed and are supported in all major markets worldwide. Local language support is provided in many of these markets.

SALES AND MARKETING

The Company markets its products in the United States through a marketing and direct sales organization of 116 persons operating out of its Massachusetts headquarters and sales offices located in California, Colorado, Florida, Georgia, Illinois, Maryland, Michigan, New Jersey, New York, Texas and Virginia. In addition, the Company markets its products outside the United States through a sales force of 102 persons from sales offices in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, Singapore, Sweden, Thailand and the United Kingdom and through distributors in parts of Africa, Asia, Europe, the Middle East, and Latin America. Approximately 41%, 38%, and 34% of the Company's total revenues in fiscal 2003, 2002, and 2001, respectively, were derived from sales outside the United States. The United Kingdom represented 15%, 13%, and 11% of the sales outside the United States in fiscal 2003, 2002, and 2001, respectively. Approximately 9%, 8%, and 8% of the Company's total long-lived assets in fiscal 2003, 2002, and 2001, respectively, are located outside the United States.

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

In certain situations, the Company uses resellers that are located around the world to supplement our direct sales force in territories where the Company does not have subsidiaries or a strong direct sales infrastructure.

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

Delivery lead times for the Company's products are short and, consequently, substantially all of the Company's software revenues in each quarter result from the orders received in the quarter. Accordingly, the Company only maintains a backlog for its consulting and training services and believes that its backlog at any point in time is not a reliable indicator of future sales and earnings.

STRATEGIC ALLIANCES

MRO Software's alliance program is designed to bring value to asset-intensive companies on a global basis through collaboration with world-class product and service partners. Our alliance program enhances the Company's market reach while at the same time ensuring that exacting standards of quality are met in partnering engagements. Management of our relationships with alliance partners is an important component of the Company's business strategy. The goal of this strategy is to enhance our future revenue streams by broadening our market reach through the addition of partner resources.

The Company works closely with major consulting and systems integrators and has formed alliances with such firms as Booz Allen Hamilton, Deloitte Consulting, Hewlett Packard, IBM Global Services and SAIC. In addition, the Company has partnerships with specific solution providers that offer a complementary solution to MAXIMO, such as Bentley Nevada, Computational Systems, Inc., Fisher Rosemount, Isograph, Meridium, Inc., OSI Software Inc., Optram, Inc., SKF, Inc., and Tech Assist.

The Company has also developed managed services, reseller and OEM relationships. We have agreements with partners such as ABB Service Worldwide (an affiliate of Asea Brown Boveri), Hewlett Packard and Rockwell Automation, who resell our products using their own sales forces. We market the Syclo Inc. products as part of the MAXIMO Mobile solution.

The Company has licensing arrangements with companies that offer technology that enhances the performance of our solutions, broadens their applicability and or optimizes their functionality. The Company re-brands and sells some of its technology partners' products on an OEM basis, while products from other technology partners are either embedded in our solutions or offered as separate add-ons. We select technology partners based on their technological expertise, and we seek partners with leading edge technology conducive to the advancements that we have planned for our own products and services. Some of our technology partners are BEA Software, Hewlett Packard, IBM, Oracle, Microsoft and Sun Microsystems. These licenses are generally non-exclusive, worldwide licenses that terminate on varying dates.

COMPETITION

The Company's suite of strategic asset management solutions has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. The current competitors include traditional Enterprise Resource Management providers such as SAP, Peoplesoft and Oracle. Our competitors also include niche providers such as Datastream and Indus International that focus on segments of the EAM market, and Computer Associates and Peregrine Systems that focus on the IT asset management market.

PRODUCT DEVELOPMENT

The Company has made substantial investments in research and software product development. The Company's total product development expenses in fiscal years 2003, 2002 and 2001 were $26.5 million, $26.9 million and $27.6 million, respectively. The Company's research and development staff consists of 203 employees and a number of outside consultants. The Company's development organization is comprised of relatively small teams of senior level developers and engineers, who focus on different areas of development. The Company maintains development centers in Bedford, Massachusetts; London, Ontario; Grand Rapids, Michigan, and McLean, Virginia.

In fiscal 2003, the Company has focused its development efforts on enhancing and adding functionality to its MAXIMO 5 and MAXIMO MainControl products. We have also focused on developing Industry Solutions that meet the unique needs of different vertical industries by offering pre-configured, industry-specific, focused applications delivered on the MAXIMO technology platform. We will continue to develop enhancements to our MAXIMO 5 and MAXIMO MainControl products, as well as, to continue to research and investigate new technologies that would complement the Company's product strategies in the future.

PROPRIETARY RIGHTS AND LICENSES

The Company has registered a number of its trademarks with the United States Patent and Trademark Office. Registrations with equivalent offices in many foreign countries in which the Company or its distributors do business have been obtained or are in process. The Company has obtained two U. S. Patents -- (no. 6,325,522 B2) for inventory sharing as it relates to electronic commerce and (no. 6,519,588 B1) covering a proprietary system and method for representing structured information. The Company has filed or intends to file patent applications in other countries within key geographies for both.

The Company regards its software as proprietary and attempts to protect its rights with a combination of patent, trademark, copyright and employee and third party non-disclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of the Company's products. While the Company's competitive position could conceivably be threatened by its inability to protect its proprietary information, the Company believes that patent, copyright and trademark protection are less important to the Company's success than other factors such as knowledge, ability and experience of the Company's personnel, and ongoing product development, support and innovation.

The Company's software products are usually licensed to customers under a perpetual, non-transferable, non-exclusive license that stipulates how many users may access the system. The Company relies on both "shrink wrap" and "click wrap" licenses and negotiated agreements. A shrink wrap license agreement is a printed license agreement included with packaged software that sets forth the terms and conditions under which the purchaser can use the product, and purports to bind the purchaser to such terms and conditions by its acceptance and purchase of the software. A click wrap license agreement is displayed to an end-user during the online registration and delivery process, and purports to bind the end-user to its terms and conditions when the end-user acknowledges and agrees to those terms and conditions via an interactive process. Certain provisions of the Company's shrink-wrap and click wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

PRODUCTION

The principal materials and components used in the Company's software products are CD-ROMs containing software and documentation, and occasionally hard copy installation guides. The Company occasionally uses third-party vendors to print user manuals, packaging and related materials. The majority of CD-ROM duplication is done by the Company's manufacturing and distribution facility located at its corporate headquarters. The Company also now offers documentation to its customers via its secured, customer support Web site. To date, the Company has been able to obtain adequate supplies of all components and materials and has not experienced any material difficulties or delays in manufacture and assembly of its products or materials due to product defects.

EMPLOYEES

As of September 30, 2003, the Company had 890 full-time employees including sales, marketing and related services, product research and development, customer support, training and consulting services, and finance, administration, information technology, human resources, manufacturing and office services. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

ITEM 2. PROPERTIES

The Company leases its corporate headquarters and its manufacturing and distribution facilities in Bedford Massachusetts. The leased facility consists of approximately 115,000 square feet. In October 2002, the Company and the sub landlord agreed to extend the lease term until December 31, 2009. The average annual base rent is $1.1 million. Additionally, the Company estimates that its annual operating expenses under the recently renegotiated lease will be approximately $1 million based on information currently available. The actual costs will depend on such factors as actual electricity usage, real estate taxes and operating costs. Under the terms of its lease, the Company has the ability to sublease the space. The Company leases additional sales offices in California, Colorado, Florida, Georgia, Idaho, Illinois, Kansas, North Carolina, Maryland, Michigan, Missouri, New Jersey, New York, Tennessee, Texas and Virginia. The Company also leases offices for its international operations in, Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore, Sweden, Thailand and the United Kingdom.

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

NONE.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ National Market") under the symbol MROI. As of December 19, 2003, there were approximately 120 holders of record of the Company's Common Stock. Most of the Company's stock is held in street names through one or more nominees.

The following table sets forth the high and low per share sale prices of the Company's Common Stock, as reported on the NASDAQ National Market consolidated reporting system for each quarterly period within the two year period ended September 30, 2003.

   FISCAL 2003                      HIGH                         LOW
 First Quarter                     $13.20                       $5.85
Second Quarter                     $13.87                       $6.83
 Third Quarter                     $ 9.90                       $5.88
Fourth Quarter                     $15.11                       $8.41

   FISCAL 2002                      HIGH                         LOW
 First Quarter                     $25.84                      $ 8.43
Second Quarter                     $29.85                      $11.16
 Third Quarter                     $15.07                      $10.39
Fourth Quarter                     $12.30                      $ 6.65

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

                                                             YEAR ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------
(in thousands, except
 per share data)
                                             2003         2002            2001         2000        1999
                                             ----         ----            ----         ----        ----
Revenues                                   $176,877     $171,881        $185,450     $168,661    $145,665
Income/(loss) from operations                 5,742      (15,319)        (20,755)        (571)     24,333
Net income/(loss)                             4,870      (10,551)        (15,468)       2,102      17,880
Net income/(loss) per share, basic             0.20        (0.46)          (0.70)        0.10        0.87
Net income/(loss) per share, diluted           0.20        (0.46)          (0.70)        0.09        0.85
Shares used to calculate net income/
 (loss) per share
  Basic                                      24,429       23,171          22,148       21,682      20,459
  Diluted                                    24,653       23,171          22,148       22,786      21,094
                                             ------------------------------------------------------------

Total assets                                205,261      192,153         171,453      180,945     159,033
Long-term obligations                         1,216          405             150          171         282

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

OVERVIEW

MRO Software is a leading global provider of strategic asset management solutions, software and related services. Strategic asset management is the management and optimization of the business processes required to keep our customers' critical assets productive. Critical assets are those that have a significant impact on operations and performance, including assets used in production, facilities, fleet and Information Technology (IT) operations. The Company's strategic asset management software products and services allow our customers to manage the complete lifecycle of their strategic assets, including: planning, procurement, deployment, tracking, maintenance and retirement. Our strategic asset management software products and services include MAXIMO for the Enterprise Asset Management (EAM) market and MAXIMO MainControl for the IT Asset Management (ITAM) market. We also offer Online Commerce Services (OCS) that enables the asset-centric procurement capabilities of our EAM software products through the MRO Operations Center. Asset-centric procurement is a combination of products and services designed to support the requirements of industrial asset-related procurement. Using MRO Software's products and services, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset base.

At the beginning of fiscal 2003, the Strategic MRO offerings were renamed strategic asset management and consist of the MAXIMO and MAXIMO MainControl products. Enterprise Catalog Management services were offered up until January 17, 2003 (see services operations sale in the following paragraph). The Company continues to report in one operating segment and does not allocate expenses to these product groups. The Company's management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

On January 17, 2003, the Company sold the industrial data normalization services operations and recorded a gain of $407 thousand (recorded as other income). Under the terms of the sale, the Company retained comprehensive, non-exclusive rights to the software and technology used in the business, which has been embedded in the Company's MAXIMO and Online Commerce Services offerings. Also, due to the sale of this business, the Company will no longer sell Enterprise Catalog Management services. The services operations were purchased by International Materials Solutions, Inc. The fair value of the assets sold net of the liabilities assumed was $593 thousand.

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

REVENUE RECOGNITION

SOFTWARE PRODUCTS

The Company licenses its software products under noncancellable license agreements. Software license fee revenues are generally recognized upon contract execution and product shipment, provided that collection of the resulting receivable is deemed probable, the fees are fixed or determinable, and no significant modification or customization of the software is required.

Our customers do not have any right of return except as stipulated under a standard 90-day warranty that runs concurrent with post-contract product support
(PCS). The Company does not maintain any reserves with respect to this warranty based on a history of performance of our software. On the rare occasion that a customer insists on conditions of acceptance, the Company defers revenue until the customer's acceptance is obtained and the condition has been satisfied.

Revenue from products sold through indirect channels ("resellers") is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectibility is probable and the fee is fixed or determinable and the reseller's obligation to pay us is not contingent upon resale of our product. Revenue is recorded net of any commissions or discounts. Our resellers do not have any right of return beyond the standard 90-day performance warranty that runs concurrent with post-contract product support (PCS).

SERVICES REVENUES

Services revenues are comprised of consulting and training fees related to installation of the Company's software solutions, maintenance/support ("PCS") contracts for software products, content management and subscription based fees related to the Company's Online Commerce Services ("OCS") business. Consulting, training and content management services are generally recognized as the services are performed. PCS revenues are recognized ratably over the term of the agreement, generally one year. Customers typically subscribe to OCS on an annual basis and revenue is recorded as services revenue and recognized on a straight-line basis over the applicable subscription period.

Many of our software arrangements include consulting implementation services sold separately under consulting contracts. We consider whether the services revenue can be recognized separately from the software revenue by analyzing the nature of the services (i.e. if the services are essential to the functionality of the software), the level of risk, availability of services from other vendors, acceptance criteria, milestone payments and fixed price terms. For those contracts that contain fixed price arrangements, if we can reliably estimate the hours required to complete the implementation services and if we have vendor specific objective evidence ("VSOE") for the fair value of the hourly rates for consultants, we recognize the software license fee separately from the services revenues. The services revenues are recognized as they are delivered and the related costs as they are incurred. For those fixed price arrangements where we cannot reliably estimate the hours required to complete the implementation services and we do not have VSOE for the fair value of the hourly rates for consultants, the software license value is recognized together with the consulting services over the period the consulting services are provided.

MULTIPLE ELEMENT ARRANGEMENTS

The Company's multiple element arrangements could include the following three elements: (a) software license, (b) PCS, and (c) consulting, training and other services ("services"). Revenue is allocated to the elements of the arrangement based upon the VSOE of fair value of each element. The Company uses the residual method to recognize its software license revenue, because while we are able to determine the VSOE of fair value of PCS and services, we are unable to determine the fair value of software licenses. Under the residual method, the fair value of undelivered elements (PCS and/or services) is deferred and recognized when the PCS and/or services are delivered. The difference between the amount of the total arrangement and the amount attributable to the elements for which fair value is determinable (PCS and/or services) is recognized as software license revenue. VSOE is established for PCS and is based on the price of PCS when sold separately. The PCS renewal rate is a relatively consistent percentage of the stipulated software license fee, offered to all customers. VSOE for consulting services is based on fixed hourly rates set according to the skill level of the consultant required. VSOE for training services is based on an established per-student fee structure. For those multi-element arrangements, where we cannot establish VSOE for the undelivered elements, the software license value is recognized together with the consulting services over the period the consulting services are provided. Contract accounting is applied to any arrangement that includes significant customization or modification of the software.

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are net 30 days. Payment terms that extend beyond net 30 days from the contract date but are within twelve months are generally deemed to be fixed or determinable based on our successful history of collecting on such arrangements. For those customers who are deemed not to be credit-worthy, revenue is deferred until payment is received.

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

The Company maintains allowances for doubtful accounts, which reflect the Company's estimate of the amounts owed by customers that customers will be unable or otherwise fail to pay. The allowance for doubtful accounts is based on Management's assessment of the collectibility of customer accounts and factors such as historical experience, credit quality, age of the accounts receivable balance, and current economic conditions. Management performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary. The Company believes that the current estimate of allowances for doubtful accounts recorded as of September 30, 2003 adequately covers any potential credit risks. However, if the financial condition of our customers deteriorates and their payment defaults exceed our estimates, then we may need to increase our allowance reserves, which will result in a charge to income in the period that the adjustment is made.

The Company did not record a provision for estimated sales returns. Based on our history of sales returns and an analysis of credit memos, we determined that a provision was not needed. If the historical data we used to calculate the basis for a provision does not properly reflect future returns, then a provision for returns will be recorded, and a charge to income will result, in the period that such a determination is made.

DEFERRED INCOME TAXES

The Company accounts for income taxes under the asset and liability approach for accounting and reporting for income taxes in accordance with Financial Accounting Standards Board No. 109. The Company computes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, the expected tax benefit of operating loss carryforwards and the expected benefit of tax credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company continually assesses the realizability of its deferred tax asset. The deferred tax asset may be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance for the Company consists of our recent cumulative operating losses, which were attributable to unprofitable internet commerce businesses that we were engaged in. We have since ceased operation of these unprofitable businesses and we believe that we have substantial positive evidence that would negate the need for a valuation allowance. The positive evidence consists of the current year cumulative pre-tax profits and projected future pre-tax profits, as well as, a consistent earnings history for the Company prior to these operating loss years. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that our financial projections change and it becomes more likely than not that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such a determination is made. The net deferred tax asset amount as of September 30, 2003 is $11.5 million.

The Company has established a valuation allowance with respect to the net operating losses acquired from Applied Image Technology, Inc. ($1.3 million), various state net operating loss carryforwards ($266 thousand), and certain Canadian net operating loss carryforwards ($40 thousand). The valuation allowance was based upon expected earnings within individual tax jurisdictions and statutory limitations imposed by tax jurisdictions, which will more likely than not reduce our ability to realize the net operating loss carryforwards. The reduction in the net valuation allowance in fiscal 2003 from fiscal 2002 is primarily attributable to the utilization of net operating loss carryforwards.

VALUATION OF LONG-LIVED ASSETS

Long-lived assets are amortized over their estimated useful lives. The Company reviews its long-lived assets, with the exception of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company estimates whether future cash flows expected to result from the use of assets exceed the carrying amount of the assets. In the event that the Company judges that an impairment exists, all or a portion of the asset will be written-off based on the amount by which the carrying amount exceeds the fair value of the asset. In order to determine the fair value, the Company obtains quoted market prices or utilizes valuation techniques, such as discounted cash flows.

The Company also periodically assesses the useful life of its fixed assets and may in the future need to adjust the life of an asset or write-it off.

Goodwill is tested annually for impairment or whenever events or changes in circumstances suggest that the carrying value may not be recoverable. If the carrying amount of the net tangible and intangible assets in a reporting unit exceeds the reporting units fair value, a detailed impairment loss analysis would be performed to calculate the amount of impairment, if any.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                                YEAR ENDED SEPTEMBER 30,
                                                                ------------------------
                                                        2003                2002              2001
                                                        ----                ----              ----
Revenues:
     Software                                            28%                 29%               33%
     Support and services                                72                  71                67
                                                        ---                 ---               ---
     Total revenues:                                    100                 100               100
Total cost of revenues                                   38                  40                41
                                                        ---                 ---               ---
Gross profit                                             62                  60                59
                                                        ---                 ---               ---
Operating expenses:
     Sales and marketing                                 33                  34                38
     Product development                                 15                  16                15
     General and administration                          10                  11                11
     Amortization of goodwill
      and other intangibles                               1                   8                 6
                                                        ---                 ---               ---
Total operating expenses:                                59                  69                70
                                                        ---                 ---               ---
Income/(loss) from operations                             3                  (9)              (11)
Other income                                              1                   1                 1
                                                        ---                 ---               ---
Income/(loss) before income taxes                         4                  (8)              (10)
Provision/(benefit) for income taxes                      1                  (2)               (2)
                                                        ---                 ---               ---
Net income/(loss)                                         3%                 (6)%              (8)%
                                                        ---                 ---               ---

REVENUES

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services.

                                        Fiscal                  Fiscal                   Fiscal
                                         Year                    Year                     Year
                                        Ended       Change       Ended       Change       Ended
(in thousands)                          9/30/03        %       9/30/02          %        9/30/01
------------------------------------------------------------------------------------------------
Software licenses                      $ 49,904       2%       $ 49,035       (20)%     $ 61,337
Percentage of total revenues                 28%                     29%                      33%

Support and services                   $126,973       3%       $122,846        (1)%     $124,113
Percentage of total of revenues              72%                     71%                      67%

Total revenues                         $176,877       3%       $171,881        (7)%     $185,450

FISCAL 2003 COMPARED TO FISCAL 2002: Software license revenues increased 2% to $49.9 million in fiscal 2003 from $49.0 million in fiscal 2002. The increase in fiscal 2003 as compared to fiscal 2002 is mainly attributable to an increase in IT asset management software licenses (MAXIMO MainControl) revenues, which increased to $3.6 million from $2.7 million for fiscal 2003 and 2002, respectively. The Company purchased the MAXIMO MainControl product in June 2002 and therefore only recognized four months of revenue from this product in fiscal 2002. MAXIMO software licenses increased slightly to $46.2 million in fiscal 2003 from $45.6 million in fiscal 2002. The Company attributes the relatively flat software revenue to the saturation of our traditional EAM market, and continued difficult IT spending environment and adverse economic conditions in the general economy. The Company is also experiencing longer sales cycles.

Support revenues increased 18% to $65.2 million in fiscal 2003 from $55.4 million in fiscal 2002. Support revenues have increased as a result of a cumulative increase in the number of MAXIMO customers, a strong renewal rate (90%) for support contracts, and the addition of customers assumed as a result of our acquisition of the MAXIMO MainControl business. MAXIMO support revenues increased 13% to $61.6 million in fiscal 2003 from $54.3 million in fiscal 2002. MAXIMO MainControl support revenues, primarily attributable to contracts assumed in connection with the June 2002 acquisition of MainControl, Inc., were $3.6 million and $807 thousand for fiscal 2003 and 2002, respectively.

Service revenues decreased 8% to $61.8 million in fiscal 2003 from $67.4 million in fiscal 2002. The overall decline in service revenues in fiscal 2003 as compared to fiscal 2002 is comprised of a decline in MAXIMO service revenues of $4.3 million, a decline in Enterprise Catalog Management service revenues of $3.9 million, and a decline in OCS revenues of $300 thousand, partially offset by an increase in IT asset management revenues of $2.7 million. The decrease in MAXIMO service revenues is primarily due to a cumulative decline in the number of MAXIMO software licenses sold and increased competition from independent consulting firms who implement MAXIMO or other enterprise-wide solutions. The decrease in Enterprise Catalog Management services revenues is primarily attributable to the sale of the industrial data normalization services operations in January 2003. The decline in OCS revenues is attributable to a decrease in the number of customers renewing annual service contracts. The increase in MAXIMO MainControl service revenues reflects the comparison of revenues for all of fiscal 2003 with only four months of revenue from this product in fiscal 2002.

FISCAL 2002 COMPARED TO FISCAL 2001: Software license revenues decreased 20% to $49.0 million in fiscal 2002 from $61.3 million in fiscal 2001. The decrease in fiscal 2002 was mainly attributable to a decrease in MAXIMO software license revenues. MAXIMO software license revenues decreased 25% to $45.6 million in fiscal 2002 from $60.7 million in 2001. The Company attributed this decrease to a continued slowdown in its customers' IT spending, slower than expected adoption of MAXIMO 5, and overall adverse economic conditions. The Company recognized $2.7 million of software license revenues related to MAXIMO MainControl, acquired in June 2002.

Support revenues increased 17% to $55.4 million in fiscal 2002 from $47.3 million in fiscal 2001. Support revenues increased as a result of an increase in the number of MAXIMO customers and a strong renewal rate for support contracts. MAXIMO support revenues increased 17% to $54.3 million in fiscal 2002 from $46.4 million in fiscal 2001. The Company recognized $807 thousand of support revenues related to its MAXIMO MainControl product. Enterprise Catalog Management support revenues decreased 23% to $173 thousand in fiscal 2002 from $225 thousand in fiscal 2001. The decline in Enterprise Catalog Management support revenues was due to a relatively weak renewal rate and a small number of customers.

Service revenues decreased 12% to $67.5 million in fiscal 2002 from $76.8 million in fiscal 2001. MAXIMO service revenues decreased 3% to $58.5 million from $60.4 million in fiscal 2002 and 2001, respectively. The decrease from fiscal 2001 to fiscal 2002 was primarily due to a decline in MAXIMO software licenses sold, which reduced the demand for services related to customer implementations. The Company recognized $793 thousand of service revenues related to its MAXIMO MainControl product. Enterprise Catalog Management service revenues decreased 67% to $4.9 million in fiscal 2002 from $14.5 million in fiscal 2001. Enterprise Catalog Management services revenues consists of content normalization services, and the decrease in these revenues was due to a continued decrease in demand for these services, and a stagnant e-Commerce market. Also, in fiscal 2001, $7.2 million of Enterprise Catalog services revenue was attributable to a single large contract for content normalization/cataloging services that did not recur in fiscal 2002.

OCS support and service revenues increased 36% to $3.4 million in fiscal 2002 from $2.5 million in fiscal 2001. The increase was primarily attributable to a single large subscription contract for $1.5 million, which was recognized ratably over the 18-month term of the contract.

COST OF REVENUES

                                        Fiscal                  Fiscal                   Fiscal
                                         Year                    Year                     Year
                                         Ended      Change       Ended       Change       Ended
(in thousands)                          9/30/03        %        9/30/02         %        9/30/01
------------------------------------------------------------------------------------------------
Cost of software licenses               $ 8,314       19%       $ 7,012        50%       $ 4,685
Percentage of software licenses              17%                     14%                       8%

Cost of support and services            $58,618       (5)%      $61,862       (12)%      $70,423
Percentage of support and services           46%                     50%                      57%

Total cost of revenues                  $66,932       (3)%      $68,874        (8)%      $75,108
Percentage of total revenues                 38%                     40%                      41%

FISCAL 2003 COMPARED TO FISCAL 2002: Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. The increase in cost of software license revenues in fiscal 2003 as compared to fiscal 2002 is primarily attributable to software purchased for resale related to our MAXIMO Mobile Suite product and amortization of acquired technology. Cost of software purchased for resale increased $982 thousand in fiscal 2003 as compared to fiscal 2002 due to an increase in demand. Amortization of acquired technology was $3.4 million in fiscal 2003 and $3.0 million in fiscal 2002 and is attributable to technology acquired from MainControl, Inc. in June 2002.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues increased 13% to $9.6 million in fiscal 2003 from $8.5 million in fiscal 2002. The increase in cost of support revenues was primarily attributable to an increase in personnel. Cost of support revenues, as a percentage of total support revenues was 15% in both fiscal 2003 and 2002.

Cost of service revenues decreased 8% to $49.0 million in fiscal 2003 from $53.4 million in fiscal 2002. The decrease in the cost of service revenues in fiscal 2003 as compared to fiscal 2002 was attributable to a $2.1 million reduction in personnel and related benefits and facilities costs and a $2.2 million decrease for the cost of third party consultants due to the sale of the industrial data normalization services operations in January 2003. Cost of service revenues, as a percentage of total service revenues was 79% in both fiscal 2003 and 2002.

FISCAL 2002 COMPARED TO FISCAL 2001: Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. The increase in the cost of software license revenues in fiscal 2002 as compared to fiscal 2001 was due to a $1.7 million increase in royalties and software purchased for resale related to our MAXIMO Mobile Suite, and a $750 thousand increase in amortization of acquired technology related to technology acquired from MainControl, Inc. in June 2002.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues was $8.5 million and $8.7 million in fiscal 2002 and 2001, respectively. Cost of support revenues as a percentage of total support revenues was 15% and 18% in fiscal 2002 and 2001, respectively. The decrease in cost of support revenues was attributable to a decrease in number of internal resources allocated to support the MRO Operations Center, which was implemented in recognition of the slower than anticipated adoption of these services.

Cost of service revenues was $53.4 million and $61.7 million in fiscal 2002 and 2001, respectively. The decrease in cost of service revenues was primarily attributable to a $9.0 million decrease for the costs of third party consultants implementing the Company's products, a decrease of $1.5 million in travel costs and an overall decrease in spending. Offsetting this decrease was a charge of $2 million for employee termination and other costs related to a reduction in workforce for our OCS and Enterprise Catalog Management businesses. Our services backlog in fiscal 2002 decreased compared to prior periods, and as a result we utilized more in-house consultants to perform services instead of third parties. Cost of service revenues as a percentage of total service revenues was 79% and 80% in fiscal 2002 and 2001, respectively.

OPERATING EXPENSES

                                        Fiscal                  Fiscal                   Fiscal
                                         Year                    Year                     Year
                                         Ended      Change       Ended       Change       Ended
(in thousands)                          9/30/03        %        9/30/02         %        9/30/01
------------------------------------------------------------------------------------------------
Sales and marketing                     $59,117       1%        $58,806       (18)%      $71,651
Percentage of total revenues                 33%                     34%                      39%

Product development                     $26,476      (2)%       $26,897        (2)%      $27,559
Percentage of total revenues                 15%                     16%                      15%

General and administrative              $17,702     (10)%       $19,698         1%       $19,573
Percentage of total revenues                 10%                     11%                      11%

Amortization of goodwill and
 other intangibles                      $   908     (93)%       $12,925         5%       $12,314
Percentage of total revenues                  1%                      8%                       7%

FISCAL 2003 COMPARED TO 2002: Sales and marketing expenses increased slightly to $59.1 million in fiscal 2003 from $58.8 million in fiscal 2002. The increase in fiscal 2003 as compared to fiscal 2002 is primarily attributable to a $1.2 million increase in personnel and related benefits, including severance costs related to reorganization of the sales and marketing departments, and a $900 thousand increase in sales commissions paid on revenues from software licenses sold. Partially offsetting this increase is a $1.8 million decrease in advertising, travel expenses, and general sales expenses.

Product development expenses decreased 2% to $26.5 million in fiscal 2003 from $26.9 million in fiscal 2002. The decrease in fiscal 2003 as compared to fiscal 2002 is attributable to a decrease in the costs to translate our products into foreign languages, as most of the cost to translate MAXIMO 5 was absorbed in fiscal 2002. The Company expects to continue to make enhancements to MAXIMO 5, integrate MAXIMO MainControl into its overall product architecture and develop industry-specific functionality, in a manner commensurate with future expectations of revenues and income from sales of the resulting product enhancements and functionality.

General and administrative expenses decreased 10% to $17.7 million in fiscal 2003 from $19.7 million in fiscal 2002. The decrease was primarily due to a $1.4 million decrease in bad debt provisions, a $1.2 million decrease in general and administrative salaries and related benefits due to a decrease in the number of general and administrative personnel, and a general decrease in spending. Partially offsetting this decrease was a $525 thousand increase in insurance premiums year over year.

The decrease in amortization of goodwill and other intangibles expense was due to the adoption of SFAS No. 142 by the Company on October 1, 2002. In accordance with SFAS No. 142, goodwill is no longer amortized. Intangibles and other identifiable assets will continue to be amortized. Goodwill amortization was $11.8 million in fiscal 2002.

FISCAL 2002 COMPARED TO 2001: Sales and marketing expenses decreased 18% to $58.8 million in fiscal 2002 from $71.7 million in fiscal 2001. The decrease in sales and marketing expenses in fiscal 2002 as compared to 2001 was primarily attributable to a $3.0 million decrease in travel costs, a $5.0 million decrease in sales commissions due to the decrease in MAXIMO software license revenues, a $1 million decrease in advertising expenses, and an overall decrease in spending. Also, in fiscal 2001, the Company issued a warrant valued at $3.3 million to i2 Technologies, Inc and recorded this as a one-time sales and marketing expense.

Product development expenses decreased 2% to $26.9 million in fiscal 2002 from $27.6 million in fiscal 2001. The decrease in product development expenses was attributable to a decrease in the cost of purchased software and an overall decrease in spending. The Company will continue to make enhancements to MAXIMO 5, as well as its other product offerings.

General and administrative expenses increased slightly in fiscal 2002 as compared to fiscal 2001. While certain expenses such as insurance premiums and accounting and tax fees increased $600 thousand year over year, these increases were offset by an overall decrease in spending. Also, in fiscal 2001, the Company made a one-time payment in the amount of $650 thousand to W.W. Grainger, Inc. for the repurchase of a stock option agreement.

The increase in amortization of goodwill and other intangibles expense was due to the acquisition of businesses.

NON-OPERATING EXPENSES

                                        Fiscal                  Fiscal                   Fiscal
                                         Year                    Year                     Year
                                         Ended      Change       Ended       Change       Ended
(in thousands)                          9/30/03        %        9/30/02         %        9/30/01
------------------------------------------------------------------------------------------------
Interest income                         $   811        (17)%    $   974        (39)%     $ 1,594
Other income/(expense), net             $ 1,161      1,135%     $   (94)       (79)%     $  (450)

FISCAL 2003 AS COMPARED TO 2002: Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. Due to unfavorable interest yields, the Company earned less interest on its investments in fiscal 2003. The change in other income was due to foreign currency exchange rate gains and a gain of $407 thousand on the sale of the industrial data normalization services operations in January 2003.

FISCAL 2002 COMPARED TO 2001: Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. Due to unfavorable interest yields, the Company did not reinvest its portfolio with short-term treasuries and municipal bonds. The Company instead decided to reinvest its cash in short-term securities such as money market funds until rates increase. The change in other income/(expense) was primarily due to losses caused by currency rate fluctuations.

INCOME TAXES

The Company's effective tax rate was 37% for fiscal 2003. The difference between the effective tax rate and the federal statutory tax rate of 35% in 2003 is due to the non-deductible nature of certain intangible amortization expenses, the impact of foreign rate differentials, and state income taxes offset by net operating loss utilization and research and development credits. In fiscal 2002 the effective tax rate was a benefit of 27%. The difference between the effective tax rate and the federal statutory rate of 35% was due to the non-deductible nature of certain intangible and goodwill amortization expenses and the impact of foreign rate differentials.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had cash and cash equivalents of $73.7 million and marketable securities of $20.9 million, and working capital of $52.5 million.

Cash provided by operations was $26.1 million for the twelve months ended September 30, 2003 primarily attributable to income generated from operations, the collection of accounts receivables, and income tax refunds, offset by the payment of liabilities.

Cash used in investing activities was $23.2 million for the twelve months ended September 30, 2003 and was primarily used in the purchase and sale of marketable securities.

Cash provided by financing activities was $2.0 million for the twelve months ended September 30, 2003 and represents proceeds from the Company's Employee Stock Option and Purchase Plans.

As of September 30, 2003, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. The Company's corporate headquarters are under lease through December 31, 2009. The Company leases its other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

The Company leases its office facilities under operating lease agreements, which expire at various dates through June 30, 2019. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense under these leases was $6.2 million, $6.5 million, and $6.6 million for fiscal 2003, 2002 and 2001, respectively.

The operating leases provide for minimum aggregate future rentals as of September 30, 2003 as follows:

(in thousands)
2004................................................................  $ 3,934
2005................................................................    3,269
2006................................................................    2,921
2007................................................................    2,823
2008 and thereafter.................................................   21,103
                                                                      -------
                                                                      $34,050
                                                                      =======

The following table summarizes our contractual obligations as of September 30, 2003. The contractual obligations are primarily related to office leases, equipment leases and contracts for our MRO Operations Center.

                                                          Payments due by Period
 (in thousands)                                    Less than      1-3          3-5      More than
Contractual Obligations                  Total      1 year       years        years      5 years
--------------------------------------------------------------------------------------------------
Operating leases
  Leased premises                       $34,050     $ 3,934     $6,190       $5,337      $ 18,589
  Equipment/Automobiles                 $ 3,763     $ 2,567     $1,193       $    3           ---

Purchase obligations                    $5,410      $ 3,577     $1,833          ---           ---

Total                                   $43,223     $10,078     $9,216       $5,340      $ 18,589

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology.

The Company expects that its cash flow from operations together with its current cash and marketable securities will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 2004. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations, leaving its cash reserves available for acquisitions, other investments and unanticipated expenditures. The Company has no long-term debt obligations. The factors which might impact the Company's cash flows include those which might impact the Company's business and operations generally, as described below under the heading "Factors Affecting Future Performance".

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. The FASB intends to issue a revised FIN 46 ("FIN 46-R"). For all Special Purpose Entities ("SPEs") created prior to February 1, 2003, companies must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. If companies apply FIN 46 for such period, the provisions of FIN 46-R must be applied as of the end of the first interim or annual reporting period ending after March 15, 2004. For all non-SPEs created prior to February 1, 2003, companies will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, companies were already required to apply the provisions of FIN 46, and will continue doing so unless companies elect to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If the FIN 46-R is not early adopted, companies are required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. As of September 30, 2003, the Company believes it did not have any VIEs and therefore FIN 46 had no material impact on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS
150). This statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatorily redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity's own shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The FASB has deferred indefinitely the effective date for sections of SFAS 150 applicable to certain mandatorily redeemable financial instruments. As of September 30, 2003, the Company had no financial instruments that could be classified with characteristics of both liabilities and equity and therefore SFAS 150 had no material impact on our financial statements.

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

Over the past several quarters, the US and worldwide economies have experienced difficult conditions, with a negative effect on our revenues and operations. As industrial companies experience downturns, they often delay or cease spending on capital assets and IT infrastructure (including software and related services). As a result, our revenues have in the past fallen, and may again in the future fall, below expectations. The slump in the economy in general, and the market for IT software and services in particular, have continued for an extended period of time. While our forecasting systems and metrics have generally been reliable in informing our projections and guidance for future performance, the current economic downturn has persisted for a length of time that is unprecedented in the Company's recent history, our forecasting systems may not be valid under such conditions, and they might not be valid during a period of economic recovery. As a result, our expectations and guidance for future performance may not be accurate. If the US and worldwide economies do not recover and if growth in IT spending does not materialize, our revenues may be decreased, and there could be a material and adverse result on our operating results and financial condition.

THE TRADITIONAL MARKET FOR OUR MAXIMO PRODUCT IS MATURE AND SATURATED AND PRESENTS LIMITED OPPORTUNITY FOR GROWTH.

MAXIMO has been the industry-leading plant floor capital asset maintenance product for a number of years, and we have acquired a large number of customers in this market. However, most large industrial organizations have made significant investments in systems that support the maintenance of their capital assets, and opportunities for new MAXIMO sales in the enterprise asset management market are more limited than they have been in the past. In addition, the emergence and growth of this market have attracted a large number of competitors, and most of the largest software companies that sell into complementary markets have developed competing asset maintenance products. It is likely that this market will continue to mature, there will be fewer sales opportunities for the Company, and competitive forces will put downward pressure on our average sales prices and rates of success. While we continue to strengthen our MAXIMO offering, these efforts may not be sufficient to overcome the effects of maturity and saturation in our traditional market, and our revenues, margins, results of operation and financial condition may be materially and adversely impacted.

OUR EFFORTS TO REACH INTO NEW MARKETS WITH MAXIMO AND WITH NEW PRODUCTS MAY NOT BE SUCCESSFUL.

Given the maturity and saturation of our traditional enterprise asset management market, in order to maintain revenues at their current levels and to grow our business, we are attempting to broaden our product offerings and find additional sources of revenues, in two ways. First, we are tailoring and extending MAXIMO to meet the needs of specific industries in which the Company has a presence, such as the nuclear, transportation, power transmission and distribution, and other industries. We refer to these industry-specific MAXIMO offerings as "Industry Solutions". Second, we are attempting, through the MainControl acquisition and additional internal development, to deliver products that address markets that are new to the Company, such as the IT asset management and consolidated service desk markets. There can be no assurance that we will be able to develop and market our Industry Solutions or new products on time, with acceptable quality and with such functions and features that meet the requirements of customers in these markets. If our Industry Solutions and newly acquired or developed products do not gain market acceptance and generate revenues from new industries or markets, we may not be able to grow our business or maintain revenues at current levels, and our revenues, margins, results of operation and financial condition may be materially and adversely impacted.

IF WE ARE UNABLE TO KEEP PACE WITH THE RAPID CHANGES IN TECHNOLOGY AND CUSTOMER DEMAND THAT CHARACTERIZE OUR INDUSTRY, OUR COMPETITIVE POSITION COULD BE IMPAIRED.

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements by us and by our competitors. Our success depends on our abilities to enhance our current products, to develop and introduce new products that keep pace with technological developments, to respond to evolving customer requirements and changing industry standards, to offer functionality and other innovations that are unique to our products and superior to those of our competitors, and ultimately to achieve market acceptance. In particular, we believe that we must continue to innovate and develop new functionality to respond quickly to users' needs for new functionality and to advances in hardware and operating systems, and that we must continue to create products that conform to industry standards regarding the communication and interoperability among software, hardware and communications products of different vendors. If we fail to anticipate or respond adequately to technological developments and changes in market definitions or changes in customer requirements within particular market segments, or if we have any significant delays in product development or introduction, then we could lose competitiveness and revenues. We cannot give any assurance that we will be successful in developing and marketing new products or product enhancements, or that we will not experience significant delays in our development efforts. In addition, we cannot give any assurance that our new products and product enhancements will achieve market acceptance. Finally, when we develop new products, or enhancements to our existing products, it is possible that potential customers will defer or delay their decisions to purchase existing products while the newer products and enhancements are being developed, released and proven in the market. Such delays could have a material and adverse impact on ongoing sales of existing products, and on the Company's business and our results of operations.

WE DEPEND SUBSTANTIALLY ON OUR MAXIMO PRODUCT, AND ANY DEVELOPMENTS THAT CAUSE REDUCED MARKET ACCEPTANCE OF MAXIMO WOULD HARM OUR BUSINESS.

Most of our revenues are derived from the licensing of our MAXIMO family of products and sales of related services and support. Our financial performance depends largely on continued market acceptance of MAXIMO, and on the acceptance and market penetration of MAXIMO 5, our new Internet-centric version of MAXIMO. We believe that continued market acceptance of MAXIMO, and our revenue stability and growth, will largely depend on our ability to continue to enhance and broaden the capabilities of MAXIMO 5, both by broadening the core MAXIMO functionality and by developing specialized functionality targeted at key customer industries. New Internet technologies, standards, applications, functions and features are developing rapidly and are continuously being introduced, competing for acceptance in the market, and changing, and we must accurately anticipate technology and market trends and make the right choices in order to keep MAXIMO 5 at the forefront in its market from a technological perspective. Any factor adversely affecting sales of MAXIMO, such as delays in further development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition, poor technology decisions or negative evaluations of the product, would have a material adverse effect on the Company's business and our results of operations. In addition, in the event that our development efforts are not progressing as intended, or if our new product releases or technologies are not successful in the markets they are intended to address, we may increase our rate of expenditure in this area over and above the level of investment experienced in the past or previously projected, which could have a material adverse effect on our results of operation or financial condition.

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

OUR SALES EFFORTS DEPEND IN PART ON STRATEGIC RELATIONSHIPS WITH OTHER
COMPANIES.

We have entered into strategic relationships with various larger companies, such as IBM Corporation, Deloitte Consulting L.P., Rockwell Automation, A.T. Kearney, Inc., Booz Allen Hamilton, SAIC, and others. In order to generate revenue through these relationships, we must integrate our products and solutions with those of the other companies. Each party to those strategic relationships must coordinate with and support each other's sales and marketing efforts, and each party must make significant sales and marketing investments. Our ability to generate revenues through these relationships depends in large part upon the efforts of these other companies, which are outside of our control. The efforts of these companies may in turn be influenced by factors internal to these companies, or by developments in their respective industries or markets, that we fail to anticipate.

We have in the past successfully engaged in cooperative software sales efforts with PeopleSoft, Inc., a vendor of an enterprise resource planning ("ERP") system that does not compete with our products, and with which MAXIMO is successfully integrated. PeopleSoft recently acquired J.D. Edwards & Co., which markets a product that competes with MAXIMO. As a result, it is highly likely that PeopleSoft will cease to act in cooperation with the Company, as it markets its new J.D. Edwards product and our software sales may decline as a result.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND TO SEASONAL VARIATION.

We have experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results, which may negatively impact the price of our stock. In addition, our quarterly revenues and operating results have fluctuated historically due to the number and timing of product introductions and enhancements, customers' delaying their purchasing decisions in anticipation of new product releases, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. We typically realize a significant portion of our revenue from sales of software licenses in the last two weeks of each quarter, frequently even in the last few days of a quarter. Failure to close a small number of large software license contracts may have a significant impact on revenues for the quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results, and divergence of those results from our expectations. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

WE FACE CHALLENGES WITH THE MAINCONTROL ACQUISITION, AND WE MAY NOT BE SUCCESSFUL IN ADDRESSING A NEW AND BROADER MARKET.

We recently acquired MainControl, Inc., which developed a product that enables companies to manage, track and maintain their information technology (IT) assets, such as computers, telephones and networks. One of the assumptions underlying our acquisition of MainControl was that our existing customers might be interested in purchasing our new IT product. With the acquisition of MainControl, our positioning with existing and prospective customers has changed in that we are now offering products which can manage more of a company's critical physical assets, such as IT assets, in addition to those managed by MAXIMO, such as plant floor assets, vehicles and facilities. However, in many cases the people who purchased MAXIMO may not have responsibility for management of their company's IT assets. If we are unable to obtain access to executive levels in our customers' and prospective customers' organizations, we will be unable to sell a solution that covers more than just the plant floor assets, the vehicle fleet, the facilities or the IT assets. Moreover, it is possible that our attempts to characterize this combination of target markets as a single or composite market will not be accepted within the industry, by market analysts or by our customers, and as a result we might not gain the cross-market sales opportunities and synergies that we hoped for in the MainControl acquisition. Finally, we have announced our intention to integrate the MAXIMO MainControl product into our MAXIMO 5 platform, utilizing the same leading edge Internet-centric architecture and technologies as contained in MAXIMO 5, in order to provide a common platform from which a customer's critical assets may be managed. It is also possible that prospective customers may prefer to wait until this integrated solution is available before purchasing MAXIMO MainControl, and it is possible that during the interim period while the integrated version is under development such customers may decide to purchase a competing product; in either case revenues from MAXIMO MainControl would be deferred, or lost entirely, and there could be a material and adverse impact on our business and results of operations.

ACQUISITIONS MAY FAIL TO MEET OUR EXPECTATIONS.

We may from time to time purchase other companies or their products or technologies. While we exercise due diligence in determining the nature of the assets and liabilities of such acquired companies and whether their products or technologies are suitable and of commercial quality, there can be no assurances that we will not acquire unanticipated or undisclosed liabilities or that operations from and after the date of acquisition can be predicted from prior performance or will meet our expectations. There can also be no assurances that acquired products or technologies will be of commercial quality or meet our expectations, that we will be able to employ and retain the personnel necessary for us to achieve continuity in the acquired business and effectively exploit the new products or technologies, that we will be able to successfully integrate the new products or technologies with or into our existing products and product architecture, that we will be able to effectively distribute the new products or technologies through our existing sales force and channels, that we will be able to retain existing customers and revenue streams that may have been associated with the new products or technologies prior to their acquisition by us, or that such existing customers may not demand that we remedy problems that were not known or disclosed to us at the time of the acquisition. As a result of the foregoing, we may not realize the benefits intended from such acquisitions or recover our investments, which would have a material adverse impact on our business and our results of operations.

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The markets for strategic asset maintenance software such as MAXIMO and MAXIMO MainControl are fragmented by geography, by market and industry segments, by hardware platform and by industry orientation, and are characterized by a large number of competitors including both independent software vendors and certain enterprise resource planning ("ERP") vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. MAXIMO also competes with integrated ERP systems, which include integrated maintenance modules offered by several large vendors, such as SAP, Oracle, JD Edwards (recently acquired by PeopleSoft) and others. MAXIMO MainControl competes with companies in IT asset management market, such as Peregrine Systems and Computer Associates. Currently, MAXIMO competes with products of a number of large vendors, some of which have traditionally provided maintenance software operating in a client/server environment and our now developing or offering systems that are web-architected. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.

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

WE MAY BE FORCED TO PERFORM MORE FIXED PRICE SERVICES CONTRACTS.

A trend is emerging among customers in our market towards demanding consulting and implementation services on a fixed price basis, whereby the Company agrees to deliver the contract requirements for a fixed fee, regardless of the number of person-hours actually provided, as opposed to our traditional services arrangements where we deliver services on a time and materials basis. In addition, when our Industry Solutions are first delivered, they may not include all of the functionality required by the initial customers, and we may complete the development effort under a services contract with the customer. In cases where services are provided either for the future delivery of functionality or on a fixed price basis and our standard software is licensed at the same time, and if the services are essential to the overall solution desired by the customer or if the Company cannot determine the fair value of the services being delivered, then the Company may not be able to recognize the software license revenue from such transactions at the time the agreements are signed, but rather may be required to recognize such license revenue under the contract or other method of accounting, or to recognize a greater portion or (or all) of the revenue from these transactions as services revenue. This would likely result in a postponement of recognition of, or a reduction in, software license revenues, and have an adverse impact on the results of our operations.

WE MAY BE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY.

Our success is dependent upon our proprietary technology. We currently have two United States patents (and other corresponding patents or applications pending in various foreign countries), and we protect our technology primarily through copyrights, trademarks, trade secrets and employee and third-party nondisclosure agreements. Our software products are sometimes licensed to customers under "shrink wrap" or "click wrap" licenses included as part of the product packaging or acknowledged by customers who register on-line. Although, in larger sales, our shrink-wrap and click wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases our shrink-wrap and click wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of our shrink-wrap and click wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, and limitations or liabilities and exclusions of remedies, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Finally, we sell our products through distributors and resellers, and are therefore dependent on those companies to take appropriate steps to adequately implement our contractual protections, and to enforce and protect our rights. We cannot give any assurance that the steps that we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our technology or development by others of similar technology. Although we believe that our products and technology do not infringe on any valid claim of any patent or any other proprietary rights of others, we cannot give any assurance that third parties will not assert infringement claims in the future. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, could result in the deterioration or outright loss of our patent rights, copyrights or other intellectual property, and could potentially have a material adverse result on our operating results and financial condition.

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

OUR STOCK PRICE HAS BEEN VOLATILE, AND YOU COULD INCUR LOSSES AS A RESULT OF FUTURE FLUCTUATIONS IN OUR STOCK PRICE.

There have been significant fluctuations in the market price of our common stock, recently and over longer time periods. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of many software and technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations also may adversely affect the market price of our common stock. In addition, general macroeconomic and market conditions unrelated to our performance may also affect demand for our products and services, our results of operations, and our stock price.

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

At September 30, 2003, the Company held $94.6 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

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

(in thousands, except per share amounts)

2003 QUARTER

                                                                                                Year
                                       Dec.31,       Mar. 31,     June 30,     Sep. 30,         Ended
               ENDED:                   2002           2003         2003         2003           2003
               ------                  -------       --------     --------     --------       --------
Total revenues                         $43,888       $ 39,388     $ 47,635      $45,966       $176,877

Gross profit                            27,110         23,520       30,377       28,938        109,945
Income/(loss) from operations               61         (1,098)       2,801        3,978          5,742
Income/(loss) before income taxes          609           (274)       3,175        4,204          7,714
Provision/(benefit) from income taxes      214            (96)       1,158        1,568          2,844
Net income/(loss)                          395           (178)       2,017        2,636          4,870

Net income/(loss) per share, diluted   $  0.02       $  (0.01)    $   0.08      $  0.11       $   0.20

2002 QUARTER

                                                                                                Year
                                       Dec.31,       Mar. 31,     June 30,     Sep. 30,         Ended
               ENDED:                   2001           2002         2002         2002           2002
               ------                  -------       --------     --------     --------       --------
Total revenues                         $46,476       $ 37,888     $ 41,443     $ 46,074       $171,881

Gross profit                            28,423         20,800       24,079       29,705        103,007
Loss from operations                    (2,891)        (7,060)      (3,110)      (2,258)       (15,319)
Loss before income taxes                (2,622)        (6,870)      (2,374)      (2,573)       (14,439)
Benefit from income taxes                 (697)        (2,040)        (540)        (611)        (3,888)
Net loss                                (1,925)        (4,830)      (1,834)      (1,962)       (10,551)

Net loss per share, diluted            $ (0.09)      $  (0.21)    $  (0.08)    $  (0.08)      $  (0.46)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of September 30, 2003 are as follows. Messrs. Drapeau and Fishman are Class III Directors, whose terms expire in 2005. Messrs. Daniels and McMullen are Class I Directors, whose terms expire in 2006. Messrs. Sayre and Stanzler are Class II Directors, whose terms expire in 2004.

         NAME              AGE                                 POSITION
         ----              ---                                 --------
Norman E. Drapeau, Jr.     43               President, Chief Executive Officer and
                                            Director Class III

Robert L. Daniels          61               Executive Chairman of the Board - Class I

Peter J. Rice              51               Executive Vice President - Finance and
                                            Administration, Chief Financial Officer and Treasurer

Patricia C. Foye           48               Executive Vice President, Global Marketing
                                            & Strategic Alliances

William J. Sawyer          57               Executive Vice President- Operations

Ted D. Williams            55               Executive Vice President- Worldwide Sales

John W. Young              51               Executive Vice President - Products and
                                            Technology

Craig Newfield             44               Vice President, General Counsel and Clerk

Richard P. Fishman         57               Director - Class III

John A. McMullen           61               Director - Class I

Stephen B. Sayre           52               Director - Class II

Alan L. Stanzler           60               Director - Class II

         NORMAN E. DRAPEAU, JR. joined the Company in 1982 as an applications analyst. Since that time, he has held various positions with the Company, including, from 1984 to 1987, that of Manager of Customer Support and from 1989 through 1991, that of Director, Product Marketing. In 1991, Mr. Drapeau was appointed Vice President, Corporate Marketing, in 1992 was appointed Vice President - Americas and in July 1996 was appointed Executive Vice President - Worldwide Sales and Marketing, serving in that capacity until January 1998. In January 1998, Mr. Drapeau was appointed Executive Vice President and Chief Operating Officer and was also elected a director of the Company. In May 1998, Mr. Drapeau was elected President and Chief Executive Officer. On October 30, 2003, Mr. Drapeau was appointed to the Board of Directors of Authoria, Inc.

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

         JOHN W. YOUNG originally joined the Company in 1985 and served until 1988 as MAXIMO Product Manager. From 1988 to 1992, Mr. Young was Vice President of Sales of Comac Systems Corporation, a software application company. In 1992 he rejoined the Company as Director of MAXIMO Product Design, was appointed Vice President - Research and Development of the Company in 1995 and was appointed Executive Vice President - Products and Technology of the Company in 1998. On June 24, 2003, Mr. Young was appointed to the Board of Directors of NSI Software, Inc.

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

                                    PART III
                                (ITEMS 11,12,13)

In accordance with general instruction G (3) to Form 10-K, the information required by Items 10-13 of this report is incorporated by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

MRO Software carries out periodic evaluations, under the supervision of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

(a)      The following documents are filed as a part of this Report:

         1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are filed as part of this report:

                                                                                PAGE
                                                                                ----
Report of Independent Accountants                                                41
Consolidated Balance Sheets -
 September 30, 2003 and 2002                                                     42
Consolidated Statements of Operations -
 Years Ended September 30, 2003, 2002 and 2001                                   43
Consolidated Statements of Cash Flows -
 Years Ended September 30, 2003, 2002 and 2001                                   44
Consolidated Statements of Stockholders' Equity -
 Years Ended September 30, 2003, 2002 and 2001                                   45
Notes to Consolidated Financial Statements                                       46

         2.       Financial Statement Schedule.

               SCHEDULE                                                         PAGE
               --------                                                         ----
II   Valuation and Qualifying Accounts                                            69

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

                  31.1     Certification 302

                  31.2     Certification 302

                  32.1     Certification 906

         9.       Voting Trust Agreements

                  9.1 Shareholders Agreement between Robert L. Daniels and Susan H. Daniels dated August 1, 2001 (included as
                           Exhibit 9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, File No. 0-23852, and incorporated herein by reference)

         10.      Material Contracts

                  10.1     Year ended September 30, 2003 Executive Bonus Plan

                  10.2 Form of Indemnity Agreement between the Company and each of Norman E. Drapeau, Jr., Robert L. Daniels, Peter J. Rice, Patricia C. Foye, William
                           J. Sawyer, Ted D. Williams, John W. Young, Craig Newfield, Richard P. Fishman, John A. McMullen, Stephen B. Sayre, and Alan L. Stanzler

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

On October 30, 2003, the Company filed a current report on Form 8-K disclosing its results of operations for the quarter ended September 30, 2003.

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

Dated: December 29, 2003

                               MRO SOFTWARE, INC.

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

/s/ Norman E. Drapeau, Jr.                  President and Chief                 December 29, 2003
----------------------------                Executive Officer
Norman E. Drapeau, Jr.                      (Principal Executive
                                            Officer)

/s/ Robert L. Daniels                       Executive Chairman of               December 29, 2003
----------------------------                the Board
Robert L. Daniels

/s/ Peter J. Rice                           Executive Vice President,           December 29, 2003
----------------------------                Chief Financial Officer
Peter J. Rice                               and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

/s/ Richard P. Fishman                      Director                            December 29, 2003
----------------------------
Richard P. Fishman

/s/ John A. McMullen                        Director                            December 29, 2003
----------------------------
John A. McMullen

/s/ Stephen B. Sayre                        Director                            December 29, 2003
----------------------------
Stephen B. Sayre

/s/ Alan L. Stanzler                        Director                            December 29, 2003
----------------------------
Alan L. Stanzler

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of MRO Software, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MRO Software, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
October 29, 2003

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                                       2003                 2002
                                                                       ----                 ----
  (in thousands)

                                                  ASSETS

Current assets:
  Cash and cash equivalents                                          $  73,662            $  67,315
  Marketable securities                                                  1,102                  ---
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,741 and $3,421
   at September 30, 2003 and 2002, respectively                         28,833               35,433
  Prepaid expenses and other current assets                              4,177                6,429
  Deferred income taxes                                                  2,242                2,613
                                                                     ---------            ---------
    Total current assets                                               110,016              111,790
                                                                     ---------            ---------

Marketable securities                                                   19,809                  500
Property and equipment, net                                              8,239               10,156
Goodwill, net                                                           46,210               46,370
Intangible assets, net                                                   7,700               11,996
Notes receivable                                                           593                  ---
Deferred income taxes                                                    9,267                9,056
Other assets                                                             3,427                2,285
                                                                     ---------            ---------
    Total assets                                                     $ 205,261            $ 192,153
                                                                     =========            =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                               $  15,701            $  16,844
 Accrued compensation                                                    8,357                9,081
 Income taxes payable                                                    4,741                  ---
 Deferred revenue                                                       28,734               27,536
 Other current liabilities                                                 ---                  267
                                                                     ---------            ---------
    Total current liabilities                                           57,533               53,728
                                                                     ---------            ---------

Other long term liabilities                                                 35                  379
Deferred revenue                                                         1,181                   26

Commitments and contingencies (Note K)

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 24,576 and 24,267 issued and outstanding at
 September 30, 2003 and 2002, respectively                                 246                  243
Additional paid-in capital                                             115,093              112,700
Deferred compensation                                                     (298)                (176)
Retained earnings                                                       31,163               26,293
Accumulated other comprehensive income/(loss)                              308               (1,040)
                                                                     ---------            ---------
    Total stockholders' equity                                         146,512              138,020
                                                                     ---------            ---------

    Total liabilities and stockholders' equity                       $ 205,261            $ 192,153
                                                                     =========            =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                                 ------------------------
                                                        2003               2002              2001
                                                        ----               ----              ----
(in thousands, except per share data)

Revenues:
    Software                                          $  49,904          $  49,035         $  61,337
    Support and services                                126,973            122,846           124,113
                                                      ---------          ---------         ---------
             Total revenues                             176,877            171,881           185,450
                                                      ---------          ---------         ---------

Cost of revenues:
    Software                                              8,314              7,012             4,685
    Support and services                                 58,618             61,862            70,423
                                                      ---------          ---------         ---------
             Total cost of revenues                      66,932             68,874            75,108
                                                      ---------          ---------         ---------

Gross profit                                            109,945            103,007           110,342

Operating expenses:
    Sales and marketing                                  59,117             58,806            71,651
    Product development                                  26,476             26,897            27,559
    General and administrative                           17,702             19,698            19,573
    Amortization of goodwill and other intangibles          908             12,925            12,314
                                                      ---------          ---------         ---------
             Total operating expenses                   104,203            118,326           131,097
                                                      ---------          ---------         ---------

Income/(loss) from operations                             5,742            (15,319)          (20,755)

    Interest income                                         811                974             1,594
    Other income/(expense), net                           1,161                (94)             (450)
                                                      ---------          ---------         ---------

Income/(loss) before income taxes                         7,714            (14,439)          (19,611)

Provision/(benefit) for income taxes                      2,844             (3,888)           (4,143)
                                                      ---------          ---------         ---------

Net income/(loss)                                         4,870          $ (10,551)        $ (15,468)
                                                      =========          =========         =========

Net income/(loss) per share, basic                    $    0.20          $   (0.46)        $   (0.70)
                                                      ---------          ---------         ---------
Net income/(loss) per share, diluted                  $    0.20          $   (0.46)        $   (0.70)
                                                      ---------          ---------         ---------

Shares used to calculate net income/(loss) per share
    Basic                                                24,429             23,171            22,148
    Diluted                                              24,653             23,171            22,148

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                    ------------------------
                                                                2003          2002          2001
                                                                ----          ----          ----
(in thousands)

Cash flows from operating activities:
   Net income/(loss)                                          $  4,870      $(10,551)     $(15,468)
   Adjustments to reconcile net income/(loss) to net
       cash provided by operating activities:
    Depreciation                                                 4,480         5,154         5,488
    Amortization of goodwill and other intangibles               4,284        15,921        14,585
    Loss on sale and disposal of property
       and equipment                                                28            59         1,407
    Gain on sale of services operations                           (407)          ---           ---
    Amortization of premium on marketable securities               ---            48             7
    Stock-based compensation                                       171           108           265
    i2 warrant expense                                             ---           ---         3,287
    Deferred income taxes                                          309        (2,497)           41
    Changes in operating assets and liabilities,
       net of effect of acquisitions:
      Accounts receivable                                        7,863         9,510         4,448
      Prepaid expenses and other assets                            207        (1,199)        1,851
      Accounts payable, accrued expenses and other
       liabilities                                              (1,910)       (3,986)          517
      Accrued compensation                                      (1,025)       (4,286)        2,323
      Income taxes payable                                       5,958           ---           177
      Tax benefit on exercise of employee stock purchases           92         2,675            10
      Deferred revenue                                           1,193         5,494           957
                                                              --------      --------      --------
Net cash provided by operating activities                       26,113        16,450        19,894
                                                              --------      --------      --------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                ---        (1,293)       (3,700)
   Acquisitions of property and equipment and other
    capital expenditures                                        (2,661)       (3,005)       (3,841)
   Purchases of marketable securities                          (40,406)          ---       (10,012)
   Sales of marketable securities                               19,900         5,682         9,079
                                                              --------      --------      --------
Net cash (used in)/provided by investing activities            (23,167)        1,384        (8,474)
                                                              --------      --------      --------

Cash flows from financing activities:
 Payment of line of credit                                         ---           ---        (2,278)
 Proceeds from exercise of stock purchases                       2,011         6,858         1,263
                                                              --------      --------      --------
Net cash provided by/(used in) financing activities              2,011         6,858        (1,015)
                                                              --------      --------      --------

Effect of exchange rate changes on cash                          1,390           508           126
                                                              --------      --------      --------
Net increase in cash and cash equivalents                        6,347        25,200        10,531

Cash and cash equivalents, beginning of year                    67,315        42,115        31,584
                                                              --------      --------      --------
Cash and cash equivalents, end of year                          73,662      $ 67,315      $ 42,115
                                                              ========      ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock                                         Accumulated
                               -------------  Additional                               Other         Total
                               Shares   Par    Paid-in      Deferred    Retained   Comprehensive  Stockholders'  Comprehensive
(in thousands)                 Issued  Value   Capital    Compensation  Earnings   Income/(loss)     Equity      Income/(loss)
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000  22,069    220    83,185        (233)       52,312       (1,292)        134,192

  Stock options exercised and
   related tax benefit,
   employee stock purchases       156      2     1,271                                                  1,273
  Warrant issued to
   i2 Technologies, Inc.                         3,287                                                  3,287
  Deferred compensation,
   related to common stock
   grants                          25      1       316        (317)                                       ---
  Stock-based compensation                                     265                                        265

  Net loss                                                               (15,468)                     (15,468)     $(15,468)

  Translation adjustment                                                                 (176)           (176)         (176)
  Net unrealized loss on
   marketable securities,
   net of tax                                                                             (20)            (20)          (20)
                                                                                                                   --------
  Comprehensive loss                                                                                               $(15,664)
                                                                                                                   --------
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001  22,250    223    88,059        (285)       36,844       (1,488)        123,353

  Stock options exercised and
   related tax benefit,
   employee stock purchases       653      6     9,527                                                  9,533
  Stock issued to
   i2 Technologies, Inc.          268      3        (3)                                                   ---
  Acquisitions, net of merger
   expenses                     1,096     11    15,117                                                 15,128
  Stock-based compensation                                     109                                        109

  Net loss                                                               (10,551)                     (10,551)     $(10,551)
  Translation adjustment                                                                  448             448           448
                                                                                                                   --------
  Comprehensive loss                                                                                               $(10,103)
                                                                                                                   --------
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002  24,267  $ 243  $112,700      $ (176)     $ 26,293     $ (1,040)       $138,020

  Stock options exercised and
   related tax benefit,
   employee stock purchases       284      3     2,100                                                  2,103
  Deferred compensation,
   related to common stock
   grants                          25              293        (293)                                       ---
  Stock-based compensation                                     171                                        171

  Net income                                                               4,870                        4,870         4,870
  Translation adjustment                                                                1,445           1,445         1,445
  Net unrealized loss on
   Marketable securities, net
   of
   tax                                                                                    (97)            (97)          (97)
                                                                                                                   --------
  Comprehensive income                                                                                             $  6,218
                                                                                                                   --------
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003  24,576  $ 246  $115,093      $ (298)     $ 31,163         $308        $146,512
------------------------------------------------------------------------------------------------------------------------------

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

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Our cash equivalents consist mainly of money market mutual funds, which are stated at cost plus accrued interest, which approximates fair value.

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of temporary cash investments, marketable securities and accounts receivable. The majority of our cash is maintained with one major financial institution in the United States. The cash balances with this bank in the United States exceeds the amount of insurance provided on such deposits. The counterparties to the agreements relating to marketable securities and investment instruments consist of various United States governmental units and financial institutions of high credit standing. Credit risk on accounts receivable is minimized as a result of the diverse nature of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary.

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

FOREIGN CURRENCY

         Assets and liabilities are translated at current exchange rates at the balance sheet dates. The translation adjustments made on translation of the balance sheet are recorded as a separate component of stockholders' equity. Revenues and expenses are translated into U.S. dollars at average exchange rates. Foreign currency transaction gains and losses are included in determining net income. The Company recorded a net gain of $532 thousand, a net loss of $85 thousand, and net gain of $103 thousand for fiscal 2003, 2002, and 2001, respectively.

MARKETABLE SECURITIES

         The Company's marketable securities are classified as available-for-sale and are stated at their fair value. All marketable securities are held in the Company's name and are held in custody with two major financial institutions. The fair value of marketable securities was determined based on quoted market prices. Unrealized gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity and are included in other comprehensive income.

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

LONG-LIVED ASSETS

         GOODWILL

         The Company adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") on July 1, 2001, which was applicable for all assets acquired after June 30, 2001. FAS 142 requires that goodwill no longer be amortized, but instead, be tested annually for impairment. Also, in accordance with this standard, the Company ceased amortization of goodwill associated with acquisitions purchased prior to the adoption date, at the beginning of its fiscal year, October 1, 2002. In addition, within six months of adopting this accounting method, a transitional impairment test must be completed, and any impairment identified must be treated as a cumulative effect of a change in accounting principle. In testing for potential impairment all remaining goodwill has been assigned to one reporting unit and reviewed for impairment at the entity level. The Company completed a transitional impairment test as of March 31, 2003. A subsequent impairment analysis was performed as of September 30, 2003. No impairment was recognized on either testing date.

         INTANGIBLE ASSETS OTHER THAN GOODWILL

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

RESEARCH AND DEVELOPMENT

         Costs related to research, design and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Generally, our products are released soon after technological feasibility has been established. Costs eligible for capitalization under SFAS No. 86 were not significant to our consolidated financial statements and all software development costs have been expenses as incurred.

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

INCOME TAXES

         The Company accounts for income taxes under the asset and liability approach for accounting and reporting for income taxes. The Company computes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. A valuation allowance is recorded to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We consider current and projected taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Any increase in a valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which the determination is made.

         The Company has not provided for the U.S. income tax on earnings of its foreign subsidiaries as it considers certain of these earnings are intended to be permanently reinvested. At September 30, 2003, the undistributed earnings of foreign subsidiaries were $7.8 million.

REVENUE RECOGNITION

         SOFTWARE PRODUCTS

         The Company licenses its software products under noncancellable license agreements. Software license fee revenues are generally recognized upon contract execution and product shipment, provided that collection of the resulting receivable is deemed probable, the fees are fixed or determinable, and no significant modification or customization of the software is required.

Our customers do not have any right of return except as stipulated under a standard 90-day warranty that runs concurrent with post-contract product support
(PCS). The Company does not maintain any reserves with respect to this warranty based on a history of performance of our software. On the rare occasion that a customer insists on conditions of acceptance, the Company defers revenue until the customer's acceptance is obtained and the condition has been satisfied.

         Revenue from products sold through indirect channels ("resellers") is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectibility is probable and the fee is fixed or determinable and the resellers obligation to pay us is not contingent upon resale of our product. Revenue is recorded net of any commissions or discounts. Our resellers do not have any right of return beyond the standard 90-day performance warranty that runs concurrent with post-contract product support (PCS).

         SERVICES REVENUES

         Services revenues are comprised of consulting and training fees related to installation of the Company's software solutions, maintenance/support ("PCS") contracts for software products, content management and subscription based fees related to the Company's Online Commerce Services ("OCS") business. Consulting, training and content management services are generally recognized as the services are performed. PCS revenues are recognized ratably over the term of the agreement, generally one year. Customers typically subscribe to OCS on an annual basis and revenue is recorded as services revenue and recognized on a straight-line basis over the applicable subscription period.

         Many of our software arrangements include consulting implementation services sold separately under consulting contracts. We consider whether the services revenue can be recognized separately from the software revenue by analyzing the nature of the services (i.e. if the services are essential to the functionality of the software), the level of risk, availability of services from other vendors, acceptance criteria, milestone payments and fixed price terms. Contract accounting is applied to any arrangement that includes significant customization or modification of the software.

         MULTIPLE ELEMENT ARRANGEMENTS

         The Company's multiple element arrangements could include the following three elements: (a) software license, (b) PCS, and (c) consulting, training and other services ("services"). Revenue is allocated to the elements of the arrangement based upon the vendor specific objective evidence ("VSOE") of fair value of each element. The Company uses the residual method to recognize its software license revenue, because while we are able to determine the VSOE of fair value of PCS and services, we are unable to determine the fair value of software licenses. Under the residual method, the fair value of undelivered elements (PCS and/or services) is deferred and recognized when the PCS and/or services are delivered. The difference between the amount of the total arrangement and the amount attributable to the elements for which fair value is determinable (PCS and/or services) is recognized as software license revenue. VSOE is established for PCS and is based on the price of PCS when sold separately. The PCS renewal rate is a relatively consistent percentage of the stipulated software license fee, offered to all customers. VSOE for consulting services is based on fixed hourly rates set according to the skill level of the consultant required. VSOE for training services is based on an established per-student fee structure.

         We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are net 30 days. Payment terms that extend beyond net 30 days from the contract date but are within twelve months are generally deemed to be fixed or determinable based on our successful history of collecting on such arrangements. For those customers who are deemed not to be credit-worthy, revenue is deferred until payment is received.

         Shipping and handling fees associated with our products are recorded as revenue and the associated costs are recorded as cost of software sales.

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

         The Company maintains allowances for doubtful accounts, which reflect the Company's estimate of the amounts owed by customers that customers will be unable or otherwise fail to pay. The allowance for doubtful accounts is based on Management's assessment of the collectibility of customer accounts and factors such as historical experience, credit quality, age of the accounts receivable balance, and current economic conditions. Management performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary. The Company did not record a provision for estimated sales returns. Based on our history of sales returns and an analysis of credit memos, we determined that a provision was not needed.

DEFERRED REVENUE

         Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Deferred revenue also includes maintenance contracts, annual commerce fees and OCS fees billed in advance.

ADVERTISING EXPENSE

         The Company recognizes advertising expense as incurred. Advertising expense was approximately $4.7 million, $4.9 million, and $5.8 million for fiscal years 2003, 2002, and 2001, respectively.

STOCK-BASED COMPENSATION

         The Company grants stock options to its employees and outside directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Statement of Financial Accounting Standards No. 148 ("SFAS 148") amends Statement of Financial Accounting Standards No. 123 ("SFAS 123") to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings per share in annual and interim financial statements.

         The Company accounts for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The fair value of the Company's stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimated fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options.

         The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                                                       Year Ended September 30,
                                                                 -----------------------------------
                                                                  2003            2002          2001
                                                                  ----            ----          ----
Expected life (in years)                                         3.36             3.69          3.35
Volatility                                                         90%              93%           95%
Risk-free interest rate                                          2.36%            3.99%          4.5%
Dividend yield                                                      0%               0%            0%

         Under SFAS 123, the weighted-average estimated fair value of options granted during fiscal 2003, 2002 and 2001 was $7.36, $14.21 and $5.95 per share, respectively.

         Proforma information

            The Company complies with the pro forma disclosure requirements of SFAS 123 as amended by SFAS 148. The following table illustrates the effect on net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                             Year Ended September 30,
                                                   ------------------------------------------
                                                      2003            2002            2001
                                                      ----            ----            ----
(in thousands, except per share amounts)

Net income/(loss)
   As reported ...............................     $    4,870      $  (10,551)     $  (15,468)
   Add:  Stock-based employee compensation
    expense included in net income ...........            171             109              31
   Deduct:  Stock-based employee compensation
    expense determined under the fair value
    based method for all awards, net of
    related tax effects ......................     $  (10,751)     $  (10,075)     $   (9,498)

Pro forma net loss ...........................     $   (5,710)     $  (20,517)     $  (24,935)
Earnings/(loss) per share:
   Basic - as reported .......................     $     0.20      $    (0.46)     $    (0.70)
   Basic - pro forma .........................     $    (0.23)     $    (0.89)     $    (1.13)
   Diluted - as reported .....................     $     0.20      $    (0.46)     $    (0.70)
Diluted - pro forma ..........................     $    (0.23)     $    (0.89)     $    (1.13)

With the exception of restricted stock awards to non-employee members of the board of directors, no stock-based compensation cost is reflected in net income, as all stock-based awards granted under the Company's plans consist of stock options that have an exercise price equal to the market value of the underlying common stock on the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. The FASB intends to issue a revised FIN 46 ("FIN 46-R"). For all Special Purpose Entities ("SPEs") created prior to February 1, 2003, companies must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. If companies apply FIN 46 for such period, the provisions of FIN 46-R must be applied as of the end of the first interim or annual reporting period ending after March 15, 2004. For all non-SPEs created prior to February 1, 2003, companies will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, companies were already required to apply the provisions of FIN 46, and will continue doing so unless companies elect to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If the FIN 46-R is not early adopted, companies are required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. As of September 30, 2003, the Company believes it did not have any VIEs and therefore this statement had no impact on the financials statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS
150). This statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatorily redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity's own shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The FASB has deferred indefinitely the effective date for sections of SFAS 150 applicable to certain mandatorily redeemable financial instruments. As of September 30, 2003, the Company had no financial instruments that could be classified with characteristics of both liabilities and equity and therefore this statement had no impact on the financial statements.

B.       INCOME TAXES:

         The components of income/(loss) before income taxes and the provision/(benefit) for income taxes consist of the following:

                                                                Year Ended September 30,
                                                          ------------------------------------
(in thousands)                                              2003          2002          2001
                                                          --------      --------      --------
Income/(loss) before income taxes:
      United States .................................     $  4,867      $(17,683)     $(22,183)
      Foreign .......................................        2,847         3,244         2,572
                                                          --------      --------      --------
                                                          $  7,714      $(14,439)     $(19,611)
                                                          ========      ========      ========
The provision/(benefit) for income taxes consists of:
Current taxes:
      Federal .......................................          547        (3,151)       (2,850)
      State .........................................          196           131           364
      Foreign .......................................        1,298         1,297         1,034
      Foreign withholding taxes .....................          591           349           868
                                                          --------      --------      --------
                                                          $  2,632      $ (1,374)     $   (584)
                                                          ========      ========      ========
Deferred taxes:
      Federal .......................................          561        (2,141)       (3,159)
      State .........................................           20          (422)         (521)
      Foreign .......................................         (369)           49           121
                                                          --------      --------      --------
                                                               212        (2,514)       (3,559)
                                                          --------      --------      --------
              Total .................................     $  2,844      $ (3,888)     $ (4,143)
                                                          ========      ========      ========

         The reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                               Year Ended September 30,
                                              --------------------------
                                              2003      2002       2001
                                              ----      -----      ----
Statutory federal tax rate ...............    35.0%     (35.0)%    (35.0)%
FSC benefit ..............................    (0.7)        --         --
State taxes, net of federal tax benefit...     1.4         .3        1.3
R&D credit ...............................    (5.4)       (.7)      (1.5)
Exempt interest ..........................    (0.1)        --         --
Net operating loss utilization ...........    (6.6)        --         --
Meals and entertainment ..................     1.5         .8        1.1
Foreign taxes ............................     7.8        1.6        3.2
Warrant expense ..........................      --         --        5.9
Goodwill and intangibles amortization ....     4.5        6.4        4.7
Other ....................................    (0.5)       (.3)      (0.8)
                                              ----      -----      -----
Effective tax rate .......................    36.9%     (26.9)%    (21.1)%
                                              ====      =====      =====

         The components of the deferred tax provision are:

                                        Year Ended September 30,
                                    ---------------------------------
(in thousands)                       2003         2002         2001
                                    -------      -------      -------
Depreciation ....................   $  (767)     $    67      $   (17)
Allowance for doubtful accounts..       263          177         (462)
Software capitalization .........      (472)         539          516
Deferred revenue ................        (4)          67         (310)
Goodwill ........................     1,707       (2,297)      (2,626)
Intangibles .....................      (518)        (903)        (408)
Translation gain ................       304           25           19
Accrued benefits/vacation .......      (133)         ---          ---
Research and development credit..      (100)        (100)        (300)
Other ...........................       (68)         (89)          29
                                    -------      -------      -------
                                    $   212      $(2,514)     $(3,559)
                                    =======      =======      =======

         The components of the deferred tax assets and liabilities are as follows:

                                            As of September 30,
                                          ----------------------
(in thousands)                              2003          2002
                                          --------      --------
Deferred tax assets:
      Deferred revenue ................   $    687      $    683
      Deferred rent ...................         14            14
      Allowance for doubtful accounts..        702           965
      Accrued benefits/vacation .......        323           190
      Depreciation ....................      1,374           607
      Package design ..................         54            75
      Amortized intangibles ...........      2,284         1,766
      Other reserves ..................        244           127
      Goodwill ........................      4,914         6,621
      Translation loss ................        431           735
      Net operating loss carryforward..      1,794         2,434
      Foreign tax credit carryforward..        132           132
      Research and development credit..        800           700
      Valuation allowance .............     (1,644)       (2,284)
                                          --------      --------
........................................   $ 12,109      $ 12,765
                                          --------      --------

Deferred tax liabilities:
     Amortized software ...............   $    600      $  1,072
     Other ............................         --            24
                                          --------      --------
........................................   $    600      $  1,096
                                          --------      --------
Net deferred tax assets ...............   $ 11,509      $ 11,669
                                          ========      ========

         At September 30, 2003, the Company had foreign tax credit carryforwards of approximately $132 thousand, which expire in fiscal year 2004.

         At September 30, 2003, the Company had foreign net operating loss carryforwards of approximately $92 thousand, which will expire in 2004.

         At September 30, 2003, the Company had total domestic net operating loss carryforwards of approximately $3.8 million attributable to the acquisition of

Applied Image Technology, Inc. ("AIT"). In accordance with the provisions of Internal Revenue Code Section 382, the Company's utilization of AIT's net operating loss carryforward is estimated to be limited to approximately $600 thousand per year. The domestic net operating loss carryforwards will generally expire in varying amounts from 2004 through 2019. At September 30, 2003, the Company had state apportioned net operating loss carryforwards of approximately $4.3 million expiring in various years from 2005 through 2022, which are also subject to statutory limitations on their utilization.

         The Company continually assesses the realizability of its deferred tax asset. The deferred tax asset may be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. We consider future taxable income and ongoing tax planning strategies when assessing the need for a valuation allowance. Negative evidence that would suggest the need for a valuation allowance for the Company consists of our recent cumulative operating losses, which were attributable to unprofitable businesses that we were engaged in. We have since divested of these unprofitable businesses and we believe that we have substantial off-setting positive evidence that would negate the need for a valuation allowance. The positive evidence consists of the current year cumulative pre-tax profits and projected future pre-tax profits, as well as, a strong earnings history for the Company prior to these operating loss years. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that our financial projections change and it becomes more likely than not that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such a determination is made. The net deferred tax asset amount as of September 30, 2003 is $11.5 million.

         The Company has established a valuation allowance with respect to the net operating losses acquired from Applied Image Technology, Inc. ($1.3 million), various state net operating loss carryforwards ($266 thousand), and certain Canadian net operating loss carryforwards ($40 thousand). The valuation allowance was based upon expected earnings within individual tax jurisdictions and statutory limitations imposed by tax jurisdictions, which will more likely than not reduce our ability to realize the net operating loss carryforwards. The reduction in the net valuation allowance in fiscal 2003 from fiscal 2002 is primarily attributable to the utilization of net operating loss carryforwards.

C.       ACQUISITIONS

         On June 14, 2002, the Company completed the acquisition of MainControl, Inc. ("MainControl"), a provider of IT asset management solutions. The purpose of the acquisition was to expand the Company's product base and enable us to offer products that manage a broader range of an enterprise's strategic assets. Under the terms of the acquisition agreement, the Company acquired all outstanding equity of MainControl for a combination of MRO common stock and cash. The Company paid $3.2 million in cash, of which $420 thousand was contingent on certain revenue thresholds, and issued 1,096,296 shares valued at $13.80 per share. The share price was calculated by averaging the closing price of a share of MRO Software's stock for five days before and five days after the announcement date of the merger, as reported by the NASDAQ National Market. The total purchase price, including transaction expenses of $784 thousand, was $18.6 million. The Company allocated the purchase price as such: $3.7 million to current and other assets, $3.1 million to acquired technology, $1.2 million to customer contracts, $100 thousand to backlog, $200 thousand to software documentation, $700 thousand to a non-compete agreement, $15.8 million to goodwill, and $6.2 million to current liabilities. The purchase price allocation was based on then-current intentions for future use of the acquired assets, estimate of future projected cash flows, analysis of historical financial results and review of customer contracts. Acquired technology will be amortized over six and one-half years, customer contracts will be amortized over four years, backlog will be amortized over one year, software documentation will be amortized over three years and the non-compete agreement will be amortized over two years.

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

D.       SALE OF ASSETS

         On January 17, 2003, the Company sold the industrial data normalization services operations. The sale included software and technology used in such operations, contracts with customers, suppliers and vendors, and trademarks associated with such operations. Additionally, the workforce was included as part of the sale. The Company retained comprehensive, non-exclusive rights to the software and technology used in the business, which has also been embedded in the Company's MAXIMO(R) and OCS offerings.

          The assets and workforce were purchased by International Materials Solutions, Inc. (the "Buyer"). As consideration for the assets, the Buyer assumed all liabilities arising in connection with the assets and the associated business operations from and after January 1, 2003 and delivered two promissory notes in the face amount of $1 million each, together with a stock purchase warrant representing the right to purchase five (5%) percent of the Buyer's common stock. One promissory note is payable over a period of three years commencing July 1, 2003, and the other promissory note is payable in full on June 30, 2006. Each note bears interest at the prime rate plus one (1%) percent per year, and will accelerate upon a change in control of the Buyer, or upon a default by Buyer under certain obligations in the transaction documents. The gain recorded on the sale of these assets was $407 thousand and is included in other income. The fair value of the assets sold net of the liabilities assumed was $593 thousand. For purposes of calculating the gain on the sale, the $1 million of promissory note receivable, due and payable on June 30, 2006, has not been valued due to uncertainty of collection and no value was attributed to the stock purchase warrants due to the limited operating history of the buyer.

E.       NET INCOME PER SHARE:

Basic and diluted income/(loss) per share are calculated as follows:

                                                          Year Ended September 30,
                                                    -----------------------------------
(in thousands, except per share amounts)              2003         2002          2001
                                                    --------     --------      --------
Net income/(loss) .............................     $  4,870     $(10,551)     $(15,468)

Denominator:
Weighted average common shares
  outstanding - basic .........................       24,429       23,171        22,148

Effect of dilutive securities .................          224           --            --
(primarily stock options)
                                                    --------     --------      --------
Weighted average common shares
  outstanding - diluted .......................       24,653       23,171        22,148
                                                    ========     ========      ========
Net income/(loss) per share - basic and diluted     $   0.20     $  (0.46)     $  (0.70)

         Options to purchase shares of the Company's common stock of 2,863,000, 1,847,000 and 1,879,000 for fiscal 2003, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted net income/(loss) per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 224,000 shares were included in the computation of diluted net income per share for fiscal 2003. Options to purchase shares of the Company's common stock of 717,000 and 508,000 for fiscal 2002 and 2001, respectively, were outstanding but were excluded from the computations of diluted net loss per share as the effect was anti-dilutive due to the Company's net loss.

F.       MARKETABLE SECURITIES:

         The Company classifies its marketable securities as "available for sale" and carries them at aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax effect. Realized gains and losses are determined based on the specific identified cost of the securities. Dividend and interest income, including amortization of the premium and discount arising at acquisition, are included in other income. The pre-tax unrealized holding gains and (losses) for the year ended September 30, 2003 were $0 and $(149) thousand, respectively. There were no pre-tax unrealized holding gains and (losses) for the year ended September 30, 2002.

         As of September 30, 2003, marketable securities consisted of the following:

                                                        Amortized  Fair Market
(in thousands)                                            Cost        Value
                                                          ----        -----
Current:
Securities with maturity date of less than one year:

  Certificates of deposit                                  1,100       1,101
  Corporate securities                                         1           1
                                                         -------     -------
                                                         $ 1,101     $ 1,102
                                                         -------     -------
Noncurrent:
Securities with maturity date of more than one year:
  U.S. government securities                              15,297      15,222
  Tax exempt municipal securities                             75          75
  Corporate bonds                                          4,207       4,139
  Certificates of deposit                                    380         373
                                                         -------     -------
                                                         $19,959     $19,809
                                                         -------     -------
                           Total....................     $21,060     $20,911
                                                         -------     -------

         As of September 30, 2002, marketable securities consisted of the following:

                                                        Amortized  Fair Market
(in thousands)                                            Cost        Value
                                                          ----        -----
Noncurrent:
Securities with maturity date greater than one year:

  Tax exempt municipal securities ..................        500        500
                                                           ----       ----
                                                           $500       $500
                                                           ----       ----

                                  Total ............       $500       $500
                                                           ====       ====

G.       PROPERTY AND EQUIPMENT:

         Property and equipment are stated at cost and consist of the following:

                                                     As of September 30,
                                                   ----------------------
(in thousands)                                       2003          2002
                                                   --------      --------
Computer equipment .............................   $  6,724      $  6,649
Purchased software .............................     15,717        14,265
Vehicles .......................................         16            16
Furniture and fixtures .........................      6,504         7,089
Leasehold improvements .........................      4,294         4,538
                                                   --------      --------
.................................................     33,255        32,557
Less accumulated depreciation and amortization..    (25,016)      (22,401)
                                                   --------      --------
                                                   $  8,239      $ 10,156
                                                   ========      ========

         Total depreciation and amortization expense was $4.5 million, $5.2 million, and $5.5 million for fiscal 2003, 2002 and 2001, respectively. Included in depreciation and amortization expense is amortization expense for purchased and internal use software of $2.6 million, $2.9 million, and $3.2 million for fiscal 2003, 2002 and 2001, respectively.

H.       GOODWILL AND OTHER INTANGIBLE ASSETS:

         In July 2001, the Financial Accounting Standards Board ("FASB") issued "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements were effective for business combinations initiated after June 30, 2001, with the entire provisions of SFAS No. 142 becoming effective for the Company commencing with its 2003 fiscal year. These new statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill is no longer amortized but tested annually for impairment. In addition, within six months of adopting this accounting method, a transitional impairment test must be completed, and any impairment identified must be treated as a cumulative effect of a change in accounting principle. New criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. In testing for potential impairment all remaining goodwill has been assigned to one reporting unit and reviewed for impairment at the entity level. The Company completed a transitional impairment test as of March 31, 2003. A subsequent impairment analysis was performed as of September 30, 2003. No impairment was recognized on either testing date.

         The following is a reconciliation of reported net loss to adjusted net income and reported net loss per share to adjusted net income per share had SFAS No. 142 been in effect for the twelve months ended September 30, 2002 and 2001, respectively.

                                                   For the twelve months       For the twelve
                                                    ended September 30,         months ended
(in thousands, except per share amounts)                   2002              September 30, 2001
----------------------------------------           ---------------------     ------------------
Net loss, as reported                                   $  (10,551)              $  (15,468)
Add back:  impact of goodwill amortization,
 net of tax benefit                                          8,174                    8,447
Adjusted net loss                                       $   (2,377)              $   (7,021)
Net loss per share, basic and diluted, as
 reported                                               $    (0.46)              $    (0.70)
Add back:  impact of goodwill amortization,
 net of taxes                                           $    (0.36)              $    (0.38)
Adjusted net loss per share, basic and diluted          $    (0.10)              $    (0.32)

         In fiscal 2003, $160 thousand of goodwill was disposed of as a result of the sale of assets of our industrial data normalization services operations. The change in the carrying amount of goodwill as of September 30, 2003 and 2002 are as follows:

(in thousands)
Balance as of October 1, 2001                    $ 41,506

Goodwill acquired during year                      16,622

Amortization                                      (11,758)
Balance as of September 30, 2002                   46,370

Goodwill disposed of related to sale of
 services operations  (See Footnote D)               (160)
                                                 --------

Balance as of September 30, 2003                 $ 46,210
                                                 ========

Intangible assets consist of the following:

                                                                As of September 30,
                                                            ---------------------------
(in thousands)                                                2003               2002
                                                            --------           --------
Goodwill .........................................          $ 77,853           $ 78,013
Accumulated amortization .........................           (31,643)           (31,643)
                                                            --------           --------
Sub-total Goodwill ...............................            46,210             46,370
                                                            --------           --------
Acquired technology ..............................            15,744             15,744
Accumulated amortization .........................            (9,269)            (5,894)
                                                            --------           --------
Sub-total acquired technology ....................             6,475              9,850
                                                            --------           --------
Other intangibles ................................             3,009              3,932
Accumulated amortization .........................            (1,784)            (1,786)
                                                            --------           --------
Sub-total other intangibles ......................             1,225              2,146
                                                            --------           --------

Total intangible assets, net .....................          $ 53,910           $ 58,366
                                                            ========           ========

         Other intangibles consist of customer contracts, backlog, customer lists and non-compete agreements.

         Amortization expense of intangible assets was $4.3 million, $15.9 million and $14.6 million for fiscal 2003, 2002 and 2001, respectively. The 2002 and 2001 amounts included amortization of goodwill.

         As of September 30, 2003, remaining amortization expense on existing intangibles for the next five years is as follows:

(in thousands)
2004                                 $3,024
2005                                  2,240
2006                                  1,383
2007                                    477
2008                                    477
                                     ------
Total                                $7,601

I.       ACCRUED COMPENSATION:

         A summary of accrued compensation consists of the following:

                                                                               As of September 30,
                                                                             -----------------------
(in thousands)                                                                 2003           2002
                                                                             --------       --------
Accrued payroll, bonus and 401(k) contribution.........                      $  2,713       $  3,149
Accrued sales commissions .............................                         3,462          3,838
Accrued vacation pay ..................................                         2,182          2,094
                                                                             --------       --------
                                                                             $  8,357       $  9,081
                                                                             ========       ========

J.       OTHER LIABILITIES:

         A summary of other liabilities consists of the following:

                                                                               As of September 30,
                                                                             -----------------------
(in thousands)                                                                 2003           2002
                                                                             --------       --------
Current:
Deferred lease obligation..............................                           ---       $     36
Non-cancelable commitments.............................                           ---             65
Non-cancelable lease termination costs.................                           ---            166
                                                                             --------       --------
                                                                             $    ---       $    267
                                                                             ========       ========

Long term:
Non-cancelable lease termination costs ................                             5            257
Security deposit obligation ...........................                            30            122
Unearned maintenance        ...........................                         1,181             26
                                                                             --------       --------
                                                                             $  1,216       $    405
                                                                             ========       ========

K.       COMMITMENTS AND CONTINGENCIES:

         The Company leases its office facilities under operating lease agreements, which expire at various dates through June 30, 2019. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense under these leases was $6.2 million, $6.5 million, and $6.6 million for fiscal 2003, 2002 and 2001, respectively.

         The operating leases provide for minimum aggregate future rentals as of September 30, 2003 as follows:

(in thousands)
2004....................................................................  $ 3,934
2005....................................................................    3,269
2006....................................................................    2,921
2007....................................................................    2,823
2008 and thereafter.....................................................   21,103
                                                                          -------
                                                                          $34,050
                                                                          =======

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

         Effective January 1, 1993, the Plan was amended to provide for both a guaranteed and a discretionary contribution made by MROI. Amounts charged to expense for this Plan in fiscal 2003, 2002, and 2001 were $359 thousand, $530 thousand, and $665 thousand, respectively.

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

Amended and Restated 1999 Equity Incentive Plan

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

         Stock option activity is summarized as follows:

                                                                       Weighted
                                                No. of Shares       Average Price
                                                -------------       -------------
Outstanding shares at September 30, 2000           3,250,353           $     22.42

2001
Granted                                            1,125,000           $      9.25
Canceled                                            (203,726)          $     25.35
Exercised                                            (26,650)          $      8.79
                                                   ---------
Outstanding at September 30, 2001                  4,144,977           $     18.79

2002
Granted                                              138,500           $     21.60
Canceled                                            (175,642)          $     22.22
Exercised                                           (531,736)          $     10.27
                                                   ---------
Outstanding at September 30, 2002                  3,576,099           $     19.99

2003
Granted                                            1,073,500           $     11.89
Canceled                                            (261,528)          $     19.74
Exercised                                            (84,794)          $      8.29
                                                   ---------
Outstanding at September 30, 2003                  4,303,277           $     18.22

         The following table summarizes information about stock options outstanding at September 30, 2003:

                          Options Outstanding                                     Options Exercisable
-----------------------------------------------------------------------     ------------------------------
                             Number       Weighted-Avg
                          Outstanding      Remaining                          Number
   Range of                  As of         Contractual    Weighted-Avg      Exercisable      Weighted-Avg
Exercise Prices             9/30/03       Life (years)   Exercise Price     As of 9/30/03   Exercise Price
---------------             -------       ------------   --------------     -------------   --------------
$2.83-3.17                    45,938             .6        $    2.90             45,938       $    2.90
$7.53-11.25                1,427,113            6.3        $    8.95          1,083,214       $    9.04
$11.30-16.06               1,415,976            8.0        $   12.45            372,658       $   13.51
$17.00-25.47                 688,125            6.9        $   23.67            535,237       $   23.69
$28.40-42.50                 546,625            6.0        $   37.86            438,416       $   37.79
$54.50-59.13                 168,000            6.3        $   58.90            126,000       $   58.90
$85.00-85.00                  11,500            6.4        $   85.00              8,625       $   85.00
                           ---------                                          ---------
Total                      4,303,277                                          2,610,088

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

During fiscal year ended September 30, 2003, employees purchased 99,805 shares at a price of $7.31 and 99,828 shares at a price of $5.94 for the offering periods ended November 30, 2002 and May 31, 2003, respectively. Total shares purchased in 2002 and 2001 were 121,126 and 129,776, respectively.

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

         On September 28, 2000, the Company executed a restricted stock agreement with one employee. In exchange for continued employment, the employee received 15,000 shares vesting equally in amounts of 5,000 on each September 30, 2001, 2002, and 2003. In May 2001, the vesting period of the 15,000 shares was amended. Under the amended agreement, 5,000 shares vested on October 1, 2001, and the remaining 10,000 shares vested on January 2, 2002 and the restricted stock agreement was no longer conditioned on employment. The shares were recorded at fair market value on the date of issuance as deferred compensation and the related amount was recorded as sales and marketing expense during fiscal 2001, as there is no continuing obligation of the employee beyond September 30, 2001

         On June 18, 2001, each non-employee Director received an outright grant of 6,250 shares of restricted stock vesting on a quarterly basis over three years in twelve equal installments vesting on the 15th day of the second month of each quarter, subject to acceleration under certain circumstances. The shares were recorded at fair market value on the date of issuance as deferred compensation and the related amount is being recorded as general and administrative expenses over the vesting period.

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

N. GUARANTOR ARRANGEMENTS

         In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the second quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN 45.

         On January 17, 2003, the Company sold the industrial data normalization services operations. Prior to the sale, the Company had guaranteed the obligations of services operations under the office lease of the operation's principal place of business. This guaranty remains in full force and effect following the sale. As of September 30, 2003, the maximum potential amount due under this guaranty is $800 thousand. In accordance with the terms of the sale, the buyer has assumed primary liability under the lease and is obligated to indemnify the Company against all obligations arising under the lease. Based on the Company's evaluation of the buyer's ability to make the payments due under this lease, the Company believes that the estimated fair value of this guaranty is minimal. Accordingly, we have no liabilities recorded for this guaranty as of September 30, 2003.

         We warrant that our software products will perform substantially in accordance with the product specifications as contained in the associated end-user guide, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction we are obligated to accept the return of the product and refund the license fee paid. We warrant that our professional services will be provided in accordance with good professional practice, and that any software developed by our services organization will perform substantially in accordance with its approved specifications, for a period of thirty days from initial delivery of the services to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction we are obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, we would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or services warranties, our liability for breach of warranty is limited to the amount of the license or services fees actually paid, and we maintain insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, we believe the estimated fair value of these warranty obligations is minimal. Accordingly, we have no liabilities recorded for these warranty obligations as of September 30, 2003.

         Under our standard end-user license agreement, we agree to indemnify our customers against infringement claims that may be brought by third parties asserting that our products infringe on certain intellectual property rights. In our services agreements with customers, we will also as a matter of standard practice agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of our services infringe on certain intellectual property rights, (b) against damages caused by our breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death, caused by our services personnel while on-site at customer premises. These indemnification provisions are generally based on our standard contractual terms. All such provisions, whether based on our standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnifications vary in duration and nature, and our obligations to indemnify are frequently unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to our knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that we maintain is sufficient to cover a refund of the services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, we have no liabilities recorded for any such indemnity obligations as of September 30, 2003.

         When as part of an acquisition we acquire a company, we assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to

December 31, 2002. Accordingly, we have no liabilities recorded for the assumption of any such liabilities as of September 30, 2003.

         Pursuant to the Company's Articles of Organization, the Company is obligated to indemnify its directors, officers and other individuals serving at the request of the Company as a director or officer or in a similar capacity in another entity to the fullest extent authorized under Massachusetts Business Corporation Law. The Company has executed contracts with each of its directors and officers, pursuant to which the Company is obligated to indemnify those individuals to the full extent provided under the Company's Articles of Organization. The Company maintains Directors and Officers insurance that covers these indemnification obligations, up to the dollar amount of coverage maintained. Since these indemnification obligations are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications. We have no liabilities recorded for any such agreements as of September 30, 2003.

O. SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

         The Company reports revenues and income under one reportable industry segment, Strategic Asset Management. Our Strategic Asset Management software products and services include MAXIMO for the Enterprise Asset Management (EAM) market and MAXIMO MainControl for the IT Asset Management (ITAM) market. We also offer Online Commerce Services (OCS) that enable the asset-centric procurement capabilities of our EAM software products. The Company does not allocate expenses to these product groups, and all operating results are assessed on an aggregate basis to make decisions about the allocation of resources.

         The Company manages its business in the following geographic areas:
United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific.

         A summary of the Company's revenues by geographical area is as follows:

                                                          Year Ended September 30,
                                                  ---------------------------------------

(in thousands)                                      2003           2002           2001
                                                  ---------      ---------      ---------
Revenues:

   United States ............................     $ 104,735      $ 106,770      $ 122,025
   Other Americas ...........................        10,654          7,558          9,246
   Intercompany revenues ....................        11,536          9,940          6,717
                                                  ---------      ---------      ---------
         Subtotal ...........................     $ 126,925      $ 124,268      $ 137,988
                                                  ---------      ---------      ---------

   Europe/Middle East and Africa ............        48,148         45,905         43,986
   Asia/Pacific .............................        13,340         11,648         10,193
   Consolidating eliminations ...............       (11,536)        (9,940)        (6,717)
                                                  ---------      ---------      ---------
         Total revenues .....................     $ 176,877      $ 171,881      $ 185,450
                                                  ---------      ---------      ---------

(Loss)/income from operations:
   United States ............................     $  (5,140)     $ (21,444)     $ (21,329)
   Other Americas ...........................        (2,761)        (6,901)        (8,203)
   Europe/Middle East and Africa ............        14,846         13,855         11,393
   Asia/Pacific .............................        (1,203)          (829)        (2,616)
                                                  ---------      ---------      ---------
                                                  $   5,742      $ (15,319)     $ (20,755)
                                                  ---------      ---------      ---------

                                                  As of September 30,
                                                  -------------------

(in thousands)                                     2003        2002
                                                  -------     -------
Long-lived assets:
   United States ............................     $59,777     $65,436
   Other Americas ...........................       1,535       1,621
   Europe/Middle East and Africa ............       3,773       3,501
   Asia/Pacific .............................         704         250
                                                  -------     -------
                                                  $65,789     $70,808
                                                  -------     -------

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

         No customer accounted for more than 10% of revenue in fiscal 2003, 2002 or 2001.

P. SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Cash paid for interest and taxes was as follows:

                                                                     Year Ended September 30,
                                                                     ------------------------

(in thousands)                                                   2003           2002           2001
                                                                 ----           ----           ----
Interest...................................                     $   39         $   45         $   59
Income taxes...............................                      1,550          2,490          1,430

         Acquisitions of businesses were as follows:

                                                                      Year Ended September 30,
                                                                      ------------------------

(in thousands)                                                    2003         2002            2001
                                                                  ----         ----            ----
Fair value of assets acquired..............                       $---        $23,573         $3,766
Fair value of liabilities assumed..........                        ---         (5,630)            66
Net cash paid for acquisitions.............                       $---        $ 1,293         $3,700

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             COL. A                      COL. B                 COL. C           COL. D        COL. E
---------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                      -----------------------
                                       BALANCE AT     CHARGED TO   CHARGED TO                BALANCE AT
                                       BEGINNING      COSTS AND      OTHER                     END OF
                                       OF PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                                       ------------------------------------------------------------------
YEAR ENDED SEP. 30, 2003
  Allowance for doubtful accounts      $3,420,799     $  118,558   ---------    $  797,894     $2,741,463

YEAR ENDED SEP. 30, 2002
  Allowance for doubtful accounts      $3,848,916     $1,753,282   ---------    $2,181,399     $3,420,799

YEAR ENDED SEP. 30, 2001
  Allowance for doubtful accounts      $2,824,714     $2,916,923   ---------    $1,892,721     $3,848,916

                                  EXHIBIT INDEX

EXHIBIT
NO.      DESCRIPTION

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

4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MRO Software, Inc. (included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

31.1     Certification 302

31.2     Certification 302

32.1     Certification 906

9.1 Shareholders Agreement between Robert L. Daniels and Susan H. Daniels dated August 1, 2001 (included as Exhibit 9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 File No. 0-23852, and incorporated herein by reference)

10.1     Year Ended September 30, 2003 Executive Bonus Plan

10.2 Form of Indemnity Agreement between the Company and each of Norman E. Drapeau, Jr., Robert L. Daniels, Peter J. Rice, Patricia C. Foye, William J. Sawyer, Ted D. Williams, John W. Young, Craig Newfield, Richard P. Fishman, John A. McMullen, Stephen B. Sayre, and Alan L. Stanzler

21.1     Subsidiaries of the Company

23.1     Consent of PricewaterhouseCoopers LLP