Form 10-Q
period 2003-12-31
MRO SOFTWARE INC
filed 2004-02-17
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                  Commission File Number 0-23852

                               MRO SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                              04-2448516
         (State or other jurisdiction              (I.R.S employer incorporation
         identification number)                    or organization)

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

Yes [X]   No

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 24,785,647 shares of common stock, $.01 par value per share, as of February 10, 2004.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX

                                                                                                  PAGE
PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets (unaudited) as of December 31,
                    2003 and September 30, 2003.                                                    3

                    Consolidated Statements of Operations (unaudited) for the
                    three months ended December 31, 2003 and 2002.                                  4

                    Consolidated Statements of Cash Flows (unaudited) for the
                    three months ended December 31, 2003 and 2002.                                  5

                    Notes to Consolidated Financial Statements (unaudited).                         6

ITEM 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                     12

ITEM 3.             Quantitative and Qualitative Disclosures about Market Risk                     23

ITEM 4.             Controls and Procedures                                                        23

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                              24
Item 2.             Changes in Securities                                                          24
Item 3.             Defaults upon Senior Executives                                                24
Item 4.             Submission of Matter to a Vote of Security Holders                             24
Item 5.             Other Information                                                              24
Item 6.             Exhibits and Reports on Form 8-K                                               24
                    SIGNATURE                                                                      26

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    DECEMBER 31,        SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                   2003                2003
                                                                    ------------        -------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                          $  49,495            $  73,662
  Marketable securities                                                  1,102                1,102
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,758 at December 31, 2003
   and $2,741 at September 30, 2003, respectively                       31,524               28,833
  Prepaid expenses and other current assets                              5,870                4,177
  Deferred income taxes                                                  2,358                2,242
                                                                     ---------            ---------
    Total current assets                                                90,349              110,016
                                                                     ---------            ---------

Marketable securities                                                   39,735               19,809
Property and equipment, net                                              7,670                8,239
Goodwill, net                                                           46,210               46,210
Intangible assets, net                                                   6,743                7,700
Notes receivable                                                           519                  593
Deferred income taxes                                                    9,117                9,267
Other assets                                                             4,181                3,427
                                                                     ---------            ---------
    Total assets                                                     $ 204,524            $ 205,261
                                                                     =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                               $  12,503            $  15,701
 Accrued compensation                                                    7,858                8,357
 Income taxes payable                                                    4,323                4,741
 Deferred revenue                                                       28,507               28,734
                                                                     ---------            ---------
    Total current liabilities                                           53,191               57,533
                                                                     ---------            ---------

Other long term liabilities                                                 30                   35
Deferred revenue                                                         1,059                1,181

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 24,721 and 24,576 issued and outstanding at
 December 31, 2003 and September 30, 2003, respectively                    247                  246
Additional paid-in capital                                             116,218              115,093
Deferred compensation                                                     (248)                (298)
Retained earnings                                                       32,915               31,163
Accumulated other comprehensive income                                   1,112                  308
                                                                     ---------            ---------
    Total stockholders' equity                                         150,244              146,512
                                                                     ---------            ---------

    Total liabilities and stockholders' equity                       $ 204,524            $ 205,261
                                                                     =========            =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                       2003              2002
                                                                            ----              ----
Revenues:
    Software                                                             $  12,210         $  12,685
    Support and services                                                    32,692            31,203
                                                                         ---------         ---------
             Total revenues                                                 44,902            43,888
                                                                         ---------         ---------

Cost of revenues:
    Software                                                                 1,812             1,850
    Support and services                                                    14,773            14,928
                                                                         ---------         ---------
             Total cost of revenues                                         16,585            16,778
                                                                         ---------         ---------

Gross profit                                                                28,317            27,110

Operating expenses:
    Sales and marketing                                                     13,710            15,399
    Product development                                                      7,006             6,756
    General and administrative                                               4,465             4,646
    Amortization of other intangibles                                          205               248
                                                                         ---------         ---------
             Total operating expenses                                       25,386            27,049
                                                                         ---------         ---------

Income from operations                                                       2,931                61

    Interest income                                                            204               210
    Other (expense)/income, net                                               (440)              338
                                                                         ---------         ---------

Income before income taxes                                                   2,695               609

Provision for income taxes                                                     943               214
                                                                         ---------         ---------

Net income                                                               $   1,752         $     395
                                                                         =========         =========

Net income per share, basic                                              $    0.07         $    0.02
                                                                         ---------         ---------
Net income per share, diluted                                            $    0.07         $    0.02
                                                                         ---------         ---------

Shares used to calculate net income per share
    Basic                                                                   24,629            24,306
    Diluted                                                                 25,200            24,478

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                              2003              2002
                                                                              ----              ----
(IN THOUSANDS)

Cash flows from operating activities:
   Net income                                                               $  1,752         $    395
   Adjustments to reconcile net income to net
       cash (used in)/provided by operating activities:
    Depreciation                                                               1,193            1,212
    Amortization of other intangibles                                            957            1,098
    Stock-based compensation                                                      50               27
    Deferred income taxes                                                        129              560
    Changes in operating assets and liabilities:
      Accounts receivable                                                     (1,952)           3,829
      Prepaid expenses and other assets                                       (1,483)            (884)
      Accounts payable, accrued expenses and other
       liabilities                                                            (4,582)          (2,690)
      Accrued compensation                                                      (681)          (1,037)
      Deferred revenue                                                        (1,084)               4
                                                                            --------         --------
Net cash (used in)/provided by operating activities                           (5,701)           2,514
                                                                            --------         --------

Cash flows from investing activities:
   Acquisitions of property and equipment and other
    capital expenditures                                                        (622)            (708)
   Purchase of marketable securities                                         (20,007)             ---
                                                                            --------         --------
Net cash used in investing activities                                        (20,629)            (708)
                                                                            --------         --------

Cash flows from financing activities:
 Proceeds from exercise of stock purchases                                       956              799
                                                                            --------         --------
Net cash provided by financing activities                                        956              799
                                                                            --------         --------

Effect of exchange rate changes on cash                                        1,207              595
                                                                            --------         --------
Net (decrease)/increase in cash and cash equivalents                         (24,167)           3,200

Cash and cash equivalents, beginning of period                                73,662           67,315
                                                                            --------         --------
Cash and cash equivalents, end of period                                    $ 49,495         $ 70,515
                                                                            ========         ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of December 31, 2003 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2004, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2003.

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

B.       INCOME PER SHARE

Basic income per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect.

Basic and diluted income per share are calculated as follows:

                                                            THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     12/31/03      12/31/02
-------------------------------------                     --------      --------
Net income                                                 $ 1,752       $   395

Denominator:
Weighted average common shares
outstanding-basic                                           24,629        24,306

Effect of dilutive securities (1)                              571           172
                                                           -------       -------

Weighted average common shares
outstanding-diluted                                         25,200        24,478
                                                           =======       =======

Net income per share, basic and diluted                    $  0.07       $  0.02

(1) Options to purchase 1,555,792 shares and 2,402,471 shares of the Company's Common Stock for the three months ended December 31, 2003 and 2002, respectively were outstanding but were not included in the computations of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 571,000 shares and 172,000 shares were included in the computation of diluted net income per share for the three months ended December 31, 2003 and 2002, respectively.

C.       ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

The Company grants stock options to its employees and outside directors. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of the Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The fair value of the Company's stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options.

PRO FORMA INFORMATION

The Company complies with the pro forma disclosure requirements of the Financial Accounting Standards Board ("FASB") SFAS No. 123 as amended by SFAS No. 148. The following table illustrates the effect on net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                          THREE MONTHS ENDED
                                                       12/31/03       12/31/02
                                                       --------       --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income
   As reported                                         $   1,752      $     395
   Add:  Stock-based employee compensation
    expense included in net income                            50             27
   Deduct:  Stock-based employee compensation
    expense determined under the fair value
    based method for all awards, net of
    related tax effects                                   (2,573)        (2,761)
Pro forma net loss                                     $    (771)     $  (2,339)
Earnings/(loss) per share:
   Basic - as reported                                 $    0.07      $    0.02
   Basic - pro forma                                   $   (0.03)     $   (0.10)
   Diluted - as reported                               $    0.07      $    0.02
   Diluted - pro forma                                 $   (0.03)     $   (0.10)

With the exception of restricted stock awards to non-employee members of the board of directors, no stock-based compensation cost is reflected in net income, as all stock-based awards granted under the Company's plans consist of stock options that have an exercise price equal to the market value of the underlying common stock on the date of grant.

D.       COMPREHENSIVE INCOME:

The following table reflects the components of comprehensive net income:

                                                              THREE MONTHS ENDED
                    (IN THOUSANDS)                           12/31/03    12/31/02
                    --------------                           --------    --------
Net income                                                    $ 1,752    $   395
Other comprehensive net income,
 Net of tax:
   Unrealized loss on securities arising during period            (82)        --
   Foreign currency translation adjustment                        886        519
                                                              -------    -------
Comprehensive income                                          $ 2,556    $   914
                                                              =======    =======

E.       SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

The Company reports revenues and income under one reportable industry segment, Strategic Asset Management. Our Strategic Asset Management software products and services include MAXIMO for the Enterprise Asset Management ("EAM") market and MAXIMO MainControl for the IT Asset Management ("ITAM") market. We also offer Online Commerce Services ("OCS") that enable the asset-centric procurement capabilities of our EAM and ITAM software products. The Company does not allocate expenses to these product groups, and all operating results are assessed on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States ("U.S."), Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific.

A summary of the Company's revenues by geographical area is as follows:

                                                          THREE MONTHS ENDED
                                                       12/31/03        12/31/02
(IN THOUSANDS)                                         --------        --------
Revenues:

     United States                                     $ 27,502        $ 25,931
     Other Americas                                       2,197           3,655
     Intercompany                                         3,859           1,698
                                                       --------        --------
     Subtotal                                          $ 33,558        $ 31,284

     Europe/Middle East and Africa                       12,572          11,208
     Asia/Pacific                                         2,631           3,094
     Intercompany                                        (3,859)         (1,698)
                                                       --------        --------
     Total revenues                                    $ 44,902        $ 43,888
                                                       ========        ========

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

F.       GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2003 and September 30, 2003 consist of the following:

                                                     12/31/03          09/30/03
(IN THOUSANDS)                                       --------          --------
Goodwill                                             $ 77,853          $ 77,853
Accumulated amortization                              (31,643)          (31,643)
                                                     --------          --------

Sub-total Goodwill                                     46,210            46,210
                                                     --------          --------

Acquired technology                                    15,744            15,744
Accumulated amortization                              (10,021)           (9,269)
                                                     --------          --------

Sub-total acquired technology                           5,723             6,475
                                                     --------          --------

Other intangibles                                       3,009             3,009
Accumulated amortization                               (1,989)           (1,784)
                                                     --------          --------

Sub-total other intangibles                             1,020             1,225
                                                     --------          --------

Total intangible assets, net                         $ 52,953          $ 53,910
                                                     ========          ========

Other intangibles consist of customer contracts, backlog, customer lists and non-compete agreements.

Amortization expense of intangible assets was $957 thousand and $1.1 million for the three months ended December 31, 2003 and 2002, respectively.

As of December 31, 2003, remaining amortization expense on existing intangibles for the next five years is as follows:

(in thousands)

2004 (remaining 9 mos.)              $2,067
2005                                  2,240
2006                                  1,383
2007                                    477
2008                                    477
2009                                     99
                                     ------
Total                                $6,743
                                     ------

G.       ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB" or the "Board") issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), to address certain implementation issues. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.

FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" (as defined in paragraph 395 of FASB Statement No. 123, Accounting for Stock-Based Compensation) to all Special Purpose Entities ("SPEs") created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004.

The Company does not enter into transactions involving entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements, thus the required adoption of FIN 46R for all SPE's created prior to February 1, 2003 had no impact on MRO. The Company has not created any entities subsequent to January 31, 2003 that require accounting under FIN 46. The Company believes that it does not have variable entities as defined in FIN 46R. The adoption of FIN 46R in the interim period ending March 31, 2004 will have no impact on the Company's financial statements.

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

On January 17, 2003, the Company sold the industrial data normalization services operations. Prior to the sale, the Company had guaranteed the obligations of services operations under the office lease of the operation's principal place of business. This guaranty remains in full force and effect following the sale. As of December 31, 2003, the maximum potential amount due under this guaranty is $600 thousand. In accordance with the terms of the sale, the buyer has assumed primary liability under the lease and is obligated to indemnify the Company against all obligations arising under the lease. Based on the Company's evaluation of the buyer's ability to make the payments due under this lease, the Company believes that the estimated fair value of this guaranty is minimal. Accordingly, we have no liabilities recorded for this guaranty as of December 31, 2003.

We warrant that our software products will perform substantially in accordance with the product specifications as contained in the associated end-user guide, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the product and refund the license fee paid. We warrant that our professional services will be provided in accordance with good professional practice, and that any software developed by our services organization will perform substantially in accordance with its approved specifications for a period of thirty days from initial delivery of the services to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, we would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or services warranties, our liability for breach of warranty is limited to the amount of the license or services fees actually paid, and we maintain insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, we believe the estimated fair value of these warranty obligations is minimal. Accordingly, we have no liabilities recorded for these warranty obligations as of December 31, 2003.

Under our standard end-user license agreement, we agree to indemnify our customers against infringement claims that may be brought by third parties asserting that our products infringe on certain intellectual property rights. In our services agreements with customers, we will also, as a matter of standard practice, agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of our services infringe on certain intellectual property rights, (b) against damages caused by our breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death, caused by our services personnel while on-site at customer premises. These indemnification provisions are generally based on our standard contractual terms. All such provisions, whether based on our standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnifications vary in duration and nature, and our obligations to indemnify are frequently unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to our knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that we maintain is sufficient to cover a refund of the services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, we have no liabilities recorded for any such indemnity obligations as of December 31, 2003.

When as part of an acquisition we acquire a company, we assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for the assumption of any such liabilities as of December 31, 2003.

Pursuant to the Company's Articles of Organization, the Company is obligated to indemnify its directors, officers and other individuals serving at the request of the Company as a director or officer or in a similar capacity in another entity to the fullest extent authorized under Massachusetts Business Corporation Law. The Company has executed contracts with each of its directors and officers, pursuant to which the Company is obligated to indemnify those individuals to the full extent provided under the Company's Articles of Organization. The Company maintains Directors and Officers insurance that covers these indemnification obligations, up to the dollar amount of coverage maintained. Since these indemnification obligations are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications. We have no liabilities recorded for any such agreements as of December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q, as well as documents incorporated herein by reference, may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements:
"expects," "anticipates," and "estimates". Forward-looking statements include, without limitation, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements for various reasons, include those discussed under the heading "Factors Affecting Future Performance" below. These forward-looking statements speak only as of the date of this Quarterly Report, and the Company disclaims any obligation to update such forward looking statements as a result of any change in circumstances or otherwise.

OVERVIEW

MRO Software is a leading global provider of strategic asset management solutions, software and related services. Strategic asset management is the management and optimization of the business processes required to keep our customers' critical assets productive. Critical assets are those that have a significant impact on operations and performance, including assets used in production, facilities, fleet and Information Technology ("IT") operations. The Company's strategic asset management software products and services allow our customers to manage the complete lifecycle of their strategic assets, including: planning, procurement, deployment, tracking, maintenance and retirement. Our strategic asset management software products and services include MAXIMO for the Enterprise Asset Management ("EAM") market and MAXIMO MainControl for the IT Asset Management ("ITAM") market. We also offer Online Commerce Services ("OCS") that enables the asset-centric procurement capabilities of our EAM software products through the MRO Operations Center. Asset-centric procurement is a combination of products and services designed to support the requirements of industrial asset-related procurement. Using MRO Software's products and services, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset base.

The Company reports all its revenues in one reportable business segment, the strategic asset management segment.

KEY HIGHLIGHTS OF THE COMPANY'S FIRST QUARTER OF FISCAL 2004

     - Net income increased $1.4 million over the comparable quarter for the prior year.

     - Overall gross margin improved by $1.2 million or 4% over the comparable quarter for the prior year. The improvement is due to the sale of our industrial data normalization services operations in January 2003, a low margin business, as well as an increase in support revenues without a commensurate increase in personnel and operating costs.

     - We have continued our focus on improving operating margins and streamlining costs. Quarterly operating expenses, excluding amortization of intangibles, decreased $1.6 million or 6% over the comparable quarter for the prior year. The majority of this savings was due to a decrease in sales and marketing personnel.

     - Total revenues increased $1 million over the comparable quarter for the prior year. International revenues accounted for 39% of total revenues for the current quarter. Due to the increased strength in certain foreign currencies, especially the Euro and the British Pound, the current quarter's revenues were positively impacted by approximately $1.9 million as compared to the average prevailing exchange rates of the comparable quarter. However, the overall impact of foreign currency adjustments had an immaterial impact on net income for the current quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S."). The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies.

Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported condition and results of operations, include revenue recognition, estimating the allowance for doubtful accounts, deferred tax assets, and the valuation of long-lived assets. These critical accounting policies and estimates should be read in conjunction with the critical accounting policies and estimates included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2003. The Company includes and updates critical accounting policies and estimates in interim periods if a new critical accounting policy is adopted or amended or if there are material changes in related judgments or conditions underlying the Company's estimates in the interim period.

RESULTS OF OPERATIONS

REVENUES

                                                                Three                    Three
                                                                Months                   Months
                                                                Ended        Change      Ended
(in thousands)                                                 12/31/03         %       12/31/02
------------------------------------------------------------------------------------------------
Software licenses                                               $12,210       (4)%       $12,685
Percentage of total revenues                                         27%                      29%

Support and services                                            $32,692        5%        $31,203
Percentage of total revenues                                         73%                      71%

Total revenues                                                  $44,902        2%        $43,888

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services.

Software license revenues decreased 4% to $12.2 million from $12.7 million for the three months ended December 31, 2003 and 2002, respectively due to a decrease in the number of licenses sold. The decline in software license revenues is comprised of a decline in MAXIMO software license revenues of $1 million partially offset by an increase of $700 thousand of ITAM (MAXIMO MainControl) software license revenues. There were no ITAM software licenses sold in the three months ended December 31, 2002.

Support revenues increased 11% to $17.2 million from $15.5 million for the three months ended December 31, 2003 and 2002, respectively. Support revenues have increased as a result of a cumulative increase in the number of MAXIMO customers, a strong renewal rate (90%) for support contracts, and the addition of customers assumed as a result of our acquisition of the MAXIMO MainControl business. MAXIMO support revenues increased 9% to $16.1 million from $14.8 million for the three months ended December 2003 and 2002, respectively. ITAM support revenues were $1.1 million and $700 thousand for the three months ended December 31, 2003 and 2002, respectively.

Service revenues decreased 1% to $15.5 million from $15.7 million for the three months ended December 31, 2003 and 2002, respectively. The decline in service revenues was comprised of a decline in Enterprise Catalog Management service revenues of $1 million, partially offset by an increase in MAXIMO service revenues of $800 thousand. The decrease in Enterprise Catalog Management services revenues was primarily attributable to the sale of the industrial data normalization services operations in January 2003. The increase in MAXIMO service revenues was attributable to implementations of software sold in the previous year.

COST OF REVENUES

                                                                 Three                    Three
                                                                Months                   Months
                                                                 Ended       Change       Ended
(in thousands)                                                 12/31/03         %       12/31/02
------------------------------------------------------------------------------------------------
Cost of software licenses                                       $ 1,812       (2)%       $ 1,850
Percentage of software licenses                                      15%                      15%

Cost of support and services                                    $14,773       (1)%       $14,928
Percentage of support and services                                   45%                      48%

Total cost of revenues                                          $16,585       (1)%       $16,778
Percentage of total revenues                                         37%                      38%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. The decrease in cost of software license revenues was primarily attributable to a decrease in amortization of acquired technology due to cessation of amortization of a fully amortized asset. Amortization of acquired technology was $752 thousand in the three months ended December 31, 2003 and $844 thousand in the three months ended December 31, 2002. Partially offsetting this decrease was software purchased for resale related to our MAXIMO Mobile Suite product.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues remained flat at $2.5 million for the three months ended December 31, 2003 and 2002, respectively. Cost of support revenues, as a percentage of total support revenues was 15% and 16% for the three months ended December 31, 2003 and 2002, respectively. The decrease as a percentage of total support revenues was attributable to an increase in support revenues without a commensurate increase in expenses and personnel.

Cost of service revenues decreased slightly to $12.3 million from $12.4 million for the three months ended December 31, 2003 and 2002, respectively. The decrease was primarily attributable to a decrease in personnel and related benefits and facilities due to the sale of the industrial data normalization services operation in January 2003. Cost of service revenues, as a percentage of total service revenues was 79% for both the three months ended December 31, 2003 and 2002, respectively.

OPERATING EXPENSES

                                                                 Three                   Three
                                                                Months                  Months
                                                                 Ended      Change       Ended
(in thousands)                                                 12/31/03        %       12/31/02
------------------------------------------------------------------------------------------------
Sales and marketing                                             $13,710      (11)%      $ 15,399
Percentage of total revenues                                         31%                      35%

Product development                                             $ 7,006        4 %      $  6,756
Percentage of total revenues                                         16%                      15%

General and administrative                                      $ 4,465       (4)%      $  4,646
Percentage of total revenues                                         10%                      11%

Amortization of other intangibles                               $   205      (17)%      $    248
Percentage of total revenues                                          1%                       1%

Sales and marketing expenses decreased 11% to $13.7 million from $15.4 million for the three months ended December 31, 2003 and December 31, 2002, respectively. The decrease was primarily attributable to a $1.6 million decrease in salaries and related benefits due to a reduced number of sales and marketing personnel and a $600 thousand decrease in advertising expenses. The decreases were partially offset by a $560 thousand increase in sales commissions due to changes in the sales commission policy.

Product development expenses increased 4% to $7.0 million from $6.8 million for the three months ended December 31, 2003 and December 2002, respectively. The increase was primarily attributable to increases in product and development salaries and related benefits and increases in the costs to translate our products into foreign languages. The Company expects to continue to make enhancements to MAXIMO 5, integrate MAXIMO MainControl into its overall product architecture and develop industry-specific functionality, in a manner commensurate with future expectations of revenues and income from sales of the resulting product enhancements and functionality.

General and administrative expenses decreased 4% to $4.5 million from $4.6 million for the three months ended December 31, 2003 and December 31, 2002, respectively. The decrease was primarily attributable to decreases in general and administrative salaries and related benefits due to a decrease in personnel and a general decrease in budgeted spending.

The decrease in amortization of other intangibles expense for the three months ended December 31, 2003 and December 31, 2002, respectively was due to cessation of amortization of a fully amortized intangible asset.

NON-OPERATING EXPENSES

                                                                 Three                    Three
                                                                Months                   Months
                                                                 Ended       Change       Ended
(in thousands)                                                 12/31/03         %       12/31/02
------------------------------------------------------------------------------------------------
Interest income                                                 $ 204          (3)%       $210
Other (expense)/income, net                                     $(440)       (230)%       $338

Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. Due to the decline in bond rates, the Company earned less income on its short-term investments and U.S. government backed securities. The decrease in other income was due to foreign currency exchange rate transaction losses.

INCOME TAXES

The Company's effective tax rate was a provision of 35% for both the three months ended December 31, 2003 and 2002, respectively. The tax provision was calculated on income generated in domestic and foreign tax jurisdictions and on changes in the Company's net deferred tax assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had cash and cash equivalents of $49.5 million and marketable securities of $40.8 million, and working capital of $37.2 million.

 Cash used in operations was $5.7 million for the three months ended December 31, 2003 primarily attributable to the payment of liabilities, offset by income generated from operations, and the collection of accounts receivables. During the quarter, we used cash to pay annual incentive bonuses and sales commissions, which were based on our previous quarter's seasonally high revenue and income. Cash was also used to pay annual royalty contracts and pre-pay some other commitments in order to take advantage of some early payment discounts. In addition, we paid income taxes of $700,000. The Company's Days Sales Outstanding
(DSO) increased slightly from 57 days in the previous quarter to 63 days in the current quarter due to timing of receiving certain customer payments. Timing of cash payments and cash collections can cause fluctuations of cash balances quarter over quarter, but we expect to generate cash from operations throughout the remainder of the fiscal year.

Cash used in investing activities was $20.6 million for the three months ended December 31, 2003 and was primarily used in the purchase of marketable securities.

Cash provided by financing activities was $956 thousand for the three months ended December 31, 2003 and represents proceeds from the Company's Employee Stock Option and Purchase Plans.

As of December 31, 2003, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. The Company's corporate headquarters are under lease through December 31, 2009. The Company leases its other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology.

The Company expects that its cash flow from operations together with its current cash and marketable securities will be sufficient to meet its working capital and capital expenditure requirements through at least December 31, 2004. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations, leaving its cash reserves available for acquisitions, other investments and unanticipated expenditures. The Company has no long-term debt obligations. The factors which might impact the Company's cash flows include those which might impact the Company's business and operations generally, as described below under the heading "Factors Affecting Future Performance."

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

Over the past several quarters, the United States ("U.S.") and worldwide economies have experienced difficult conditions, with a negative effect on our revenues and operations. As industrial companies experience downturns, they often delay or cease spending on capital assets and IT infrastructure (including software and related services). As a result, our revenues have in the past fallen, and may again in the future fall, below expectations. The slump in the economy in general, and the market for IT software and services in particular, have continued for an extended period of time. While our forecasting systems and metrics have generally been reliable in informing our projections and guidance for future performance, the current economic downturn has persisted for a length of time that is unprecedented in the Company's recent history, our forecasting systems may not be valid under such conditions, and they may not be valid during a period of economic recovery. As a result, our expectations and guidance for future performance may not be accurate. If the U.S. and worldwide economies do not recover and if growth in IT spending does not materialize, our revenues may be decreased, and there could be a material and adverse result on our operating results and financial condition.

THE TRADITIONAL MARKET FOR OUR MAXIMO PRODUCT IS MATURE AND SATURATED AND PRESENTS LIMITED OPPORTUNITY FOR GROWTH.

MAXIMO has been the industry-leading plant floor capital asset maintenance product for a number of years, and we have acquired a large number of customers in this market. However, most large industrial organizations have made significant investments in systems that support the maintenance of their capital assets, and opportunities for new MAXIMO sales in the EAM market are more limited than they have been in the past. In addition, the emergence and growth of this market have attracted a large number of competitors, and most of the largest software companies that sell into complementary markets have developed competing asset maintenance products. It is likely that this market will continue to mature, there will be fewer sales opportunities for the Company, and competitive forces will put downward pressure on our average sales prices and rates of success. While we continue to strengthen our MAXIMO offering, these efforts may not be sufficient to overcome the effects of maturity and saturation in our traditional market, and our revenues, margins, results of operation and financial condition may be materially and adversely impacted.

OUR EFFORTS TO REACH INTO NEW MARKETS WITH MAXIMO AND WITH NEW PRODUCTS MAY NOT BE SUCCESSFUL.

Given the maturity and saturation of our traditional EAM market, in order to maintain revenues at their current levels and to grow our business, we are attempting to broaden our product offerings and find additional sources of revenues, in two ways. First, we are tailoring and extending MAXIMO to meet the needs of specific industries in which the Company has a presence, such as the nuclear, transportation, power transmission and distribution, and other industries. We refer to these industry-specific MAXIMO offerings as "Industry Solutions". Second, we are attempting, through the MainControl acquisition and additional internal development, to deliver products that address markets that are new to the Company, such as the ITAM and consolidated service desk markets. There can be no assurance that we will be able to develop and market our Industry Solutions or new products on time, with acceptable quality and with such functions and features that meet the requirements of customers in these markets. If our Industry Solutions and newly acquired or developed products do not gain market acceptance and generate revenues from new industries or markets, we may not be able to grow our business or maintain revenues at current levels, and our revenues, margins, results of operation and financial condition may be materially and adversely impacted.

IF WE ARE UNABLE TO KEEP PACE WITH THE RAPID CHANGES IN TECHNOLOGY AND CUSTOMER DEMAND THAT CHARACTERIZE OUR INDUSTRY, OUR COMPETITIVE POSITION COULD BE IMPAIRED.

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements by us and by our competitors. Our success depends on our abilities to enhance our current products, to develop and introduce new products that keep pace with technological developments, to respond to evolving customer requirements and changing industry standards, to offer functionality and other innovations that are unique to our products and superior to those of our competitors, and ultimately to achieve market acceptance. In particular, we believe that we must continue to innovate and develop new functionality, to respond quickly to users' needs for new functionality and to advances in hardware and operating systems, and that we must continue to create products that conform to industry standards regarding the communication and interoperability among software, hardware and communications products of different vendors. If we fail to anticipate or respond adequately to technological developments and changes in market definitions or changes in customer requirements within particular market segments, or if we have any significant delays in product development or introduction, then we could lose competitiveness and revenues. We cannot give any assurance that we will be successful in developing and marketing new products or product enhancements, or that we will not experience significant delays in our development efforts. In addition, we cannot give any assurance that our new products and product enhancements will achieve market acceptance. Finally, when we develop new products, or enhancements to our existing products, it is possible that potential customers will defer or delay their decisions to purchase existing products while the newer products and enhancements are being developed, released and proven in the market. Such delays could have a material and adverse impact on ongoing sales of existing products, and on the Company's business and our results of operations.

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

THE MARKET ADDRESSED BY OUR MAXIMO MAINCONTROL PRODUCT IS IN TURMOIL, AND A SIGNIFICANT NEW COMPETITOR MAY EMERGE.

Our MAXIMO MainControl product is targeted at the ITAM market. In the past, Peregrine Systems, Inc. had the biggest single share of this market. Peregrine filed for bankruptcy protection in September 2002. As a result of Peregrine's bankruptcy, this market has become fragmented, and some market analysts and prospective MAXIMO MainControl customers have questioned the validity of the product category, and adopted a "wait-and-see" attitude towards purchasing products in this market. Peregrine's Plan of Reorganization was recently confirmed, and as a result Peregrine may successfully emerge from bankruptcy. It remains to be seen whether Peregrine's reorganization has enabled Peregrine to streamline its operations and restructure its pre-bankruptcy liabilities in a manner that will render it as a stronger competitor in the ITAM market, and there can be no assurance that this market will coalesce and gain momentum, or that the Company will achieve its desired market share.

OUR SALES EFFORTS DEPEND IN PART ON STRATEGIC RELATIONSHIPS WITH OTHER
COMPANIES.

We have entered into strategic relationships with various larger companies, such as IBM Corporation, Deloitte Consulting L.P., Booz Allen & Hamilton Inc., SAIC, Hewlett-Packard Company and others. In order to generate revenue through these relationships, each party must coordinate with and support each other's sales and marketing efforts, and each party must make significant sales and marketing investments. Our ability to generate revenues through these relationships depends in large part upon the efforts of these other companies, which are outside of our control. The efforts of these companies may in turn be influenced by factors internal to these companies, or by developments in their respective industries or markets, that we fail to anticipate.

We have in the past successfully engaged in cooperative software sales efforts with PeopleSoft, Inc., a vendor of an enterprise resource planning ("ERP") system that does not compete with our products, and with which MAXIMO is successfully integrated. PeopleSoft recently acquired J.D. Edwards & Co., which markets a product that competes with MAXIMO. As a result, it is highly likely that PeopleSoft will cease to act in cooperation with the Company, as it markets its new J.D. Edwards product, and our software sales may decline as a result.

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND TO SEASONAL VARIATION.

We have experienced, and may in the future experience, significant period-to-period fluctuations in revenues and operating results, which may negatively impact the price of our stock. In addition, our quarterly revenues and operating results have fluctuated historically due to the number and timing of product introductions and enhancements, customers delaying their purchasing decisions in anticipation of new product releases, the budgeting and purchasing cycles of customers, the timing of product shipments and the timing of marketing and product development expenditures. We typically realize a significant portion of our revenue from sales of software licenses in the last two weeks of each quarter, frequently even in the last few days of a quarter. Failure to close a small number of large software license contracts may have a significant impact on revenues for the quarter and could, therefore, result in significant fluctuations in quarterly revenues and operating results, and divergence of those results from our expectations. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

WE FACE CHALLENGES WITH THE MAINCONTROL ACQUISITION, AND WE MAY NOT BE SUCCESSFUL IN ADDRESSING A NEW AND BROADER MARKET.

When we acquired MainControl, Inc., which developed a product that enables companies to manage, track and maintain their IT assets, such as computers, telephones and networks, one of our assumptions was that our existing customers might be interested in purchasing our new IT product. With the acquisition of MainControl, our positioning with existing and prospective customers has changed in that we are now offering products which can manage more of a company's critical physical assets, such as IT assets, in addition to those managed by MAXIMO, such as plant floor assets, vehicles and facilities. It is possible that our attempts to characterize this combination of target markets as a single or composite market will not be accepted within the industry, by market analysts or by our customers, and as a result we might not gain the cross-market sales opportunities and synergies that we hoped for in the MainControl acquisition. Finally, we have announced our intention to integrate the MAXIMO MainControl product into our MAXIMO 5 platform, utilizing the same leading edge Internet-centric architecture and technologies as contained in MAXIMO 5, in order to provide a common platform from which a customer's critical assets may be managed. It is possible that prospective customers may prefer to wait until this integrated solution is available before purchasing MAXIMO MainControl, and it is possible that during the interim period while the integrated version is under development such customers may decide to purchase a competing product; in either case, revenues from MAXIMO MainControl would be deferred or lost entirely, and there could be a material and adverse impact on our business and results of operations.

ACQUISITIONS MAY FAIL TO MEET OUR EXPECTATIONS.

We may from time to time purchase other companies, or their products or technologies. While we exercise due diligence in determining the nature of the assets and liabilities of such acquired companies and whether their products or technologies are suitable and of commercial quality, there can be no assurances that we will not acquire unanticipated or undisclosed liabilities or that operations from and after the date of acquisition can be predicted from prior performance, or will meet our expectations. There can also be no assurances that acquired products or technologies will be of commercial quality or meet our expectations, that we will be able to employ and retain the personnel necessary for us to achieve continuity in the acquired business and effectively exploit the new products or technologies, that we will be able to successfully integrate the new products or technologies with or into our existing products and product architecture, that we will be able to effectively distribute the new products or technologies through our existing sales force and channels, that we will be able to retain existing customers and revenue streams that may have been associated with the new products or technologies prior to their acquisition by us, or that such existing customers may not demand that we remedy problems that were not known or disclosed to us at the time of the acquisition. As a result of the foregoing, we may not realize the benefits intended from such acquisitions or recover our investments, which would have a material adverse impact on our business and our results of operations.

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The markets for strategic asset management software such as MAXIMO and MAXIMO MainControl are fragmented by geography, by market and industry segments, by hardware platform and by industry orientation, and are characterized by a large number of competitors including both independent software vendors and certain ERP vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. MAXIMO also competes with integrated ERP systems, which include integrated maintenance modules offered by several large vendors, such as SAP, Oracle, JD Edwards (recently acquired by Peoplesoft) and others. MAXIMO MainControl competes with companies in ITAM market, such as Peregrine Systems and Computer Associates. Currently, MAXIMO competes with products of a number of large vendors, some of which have traditionally provided maintenance software operating in a client/server environment and are now developing or offering systems that are Web-architected. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.

Certain of our competitors have greater financial, marketing, service and support and technological resources than we do. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, or on the industrial supply chain market, we could be at a competitive disadvantage.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO SPECIAL RISKS.

A significant portion of our total revenues and expenses are derived and incurred from operations outside the U.S. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services. Exposure to currency fluctuations and greater difficulty in collecting accounts receivable could affect our sales. We could be affected by the need to comply with a wide variety of foreign import laws, U.S. export laws and regulatory requirements. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market and increase our operating costs.

OUR SOFTWARE PRODUCTS ARE DEPENDENT ON THIRD PARTY PROVIDERS OF SOFTWARE AND SERVICES, AND FAILURE OF THESE PARTIES TO PERFORM AS EXPECTED, OR TERMINATION OF OUR RELATIONSHIPS WITH THEM, COULD HARM OUR BUSINESS.

We have entered into nonexclusive license agreements with other software vendors, pursuant to which we incorporate into our products and solutions software providing certain application development, hardware and network discovery, user interface, business intelligence, content and graphics capabilities developed by these companies. We have agreed to develop a version of MAXIMO which will operate with IBM's Websphere application server, its AIX operating system and DB2 database programs. If we cannot renew these licenses (at all or on commercially reasonable terms), or if any of such vendors were to become unable to support and enhance their products, we could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

WE MAY HAVE EXPOSURE TO ADDITIONAL INCOME TAX LIABILITIES.

We are subject to income taxes in both the U.S. and various foreign jurisdictions. The amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. Periodically, we are subject to income tax audits. While we believe that we have complied with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material and adverse effect on our results of operations or financial condition.

CHANGES IN REGULATIONS OR CRITICAL ACCOUNTING POLICIES COULD MATERIALLY AND ADVERSELY AFFECT US.

New laws, regulations or standards related to us or our products, and new accounting pronouncements, could be implemented or changed in a manner that could adversely affect our business, results of operations or financial condition.

WE MAY BE FORCED TO PERFORM MORE FIXED PRICE SERVICES CONTRACTS.

A trend is emerging among customers in our market towards demanding consulting and implementation services on a fixed price basis, whereby the Company agrees to deliver the contract requirements for a fixed fee, regardless of the number of person-hours actually provided, as opposed to our traditional services arrangements where we deliver services on a time and materials basis. In addition, when our Industry Solutions are first delivered, they may not include all of the functionality required by the initial customers, and we may complete the development effort under a services contract with the customer. In cases where services are provided either for the future delivery of functionality or on a fixed price basis and our standard software is licensed at the same time, and if the services are essential to the overall solution desired by the customer or if the Company cannot determine the fair value of the services being delivered, then the Company may not be able to recognize the software license revenue from such transactions at the time the agreements are signed, but rather may be required to recognize such license revenue under the contract or other method of accounting, or to recognize a greater portion (or all) of the revenue from these transaction as services revenue. This would likely result in a postponement of recognition of, or even a reduction in, software license revenues, and have an adverse impact on the results of our operations.

WE MAY BE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY.

Our success is dependent upon our proprietary technology. We currently have two U.S. patents (and other corresponding patents or applications pending in various foreign countries), and we protect our technology primarily through copyrights, trademarks, trade secrets and employee and third-party nondisclosure agreements. Our software products are sometimes licensed to customers under "shrink-wrap" or "click- wrap" licenses included as part of the product packaging or acknowledged by customers who register online. Although, in larger sales, our shrink-wrap and click-wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases our shrink-wrap and click-wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of our shrink-wrap and click-wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, and limitations or liabilities and exclusions of remedies, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the U.S. Finally, we sell our products through distributors and resellers, and are therefore dependent on those companies to take appropriate steps to adequately implement our contractual protections and to enforce and protect our rights. We cannot give any assurance that the steps that we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our technology or development by others of similar technology. Although we believe that our products and technology do not infringe on any valid claim of any patent or any other proprietary rights of others, we cannot give any assurance that third parties will not assert infringement claims in the future. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, could result in the deterioration or outright loss of our patent rights, copyrights or other intellectual property, and could potentially have a material adverse result on our operating results and financial condition.

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

At December 31, 2003, the Company held $90.3 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company develops its products in the United States and markets them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, the Company has no hedging contracts.

ITEM 4. CONTROLS AND PROCEDURES

MRO Software carries out periodic evaluations, under the supervision of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

         9.1 Shareholders Agreement between Robert L. Daniels and Susan H. Daniels dated August 1, 2001 (included as Exhibit 9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 File No. 0-23852, and incorporated herein by reference)

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

        31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

        32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K

On January 22, 2004, the Company filed a current report on Form 8-K disclosing its results of operations for the quarter ended December 31, 2003.

The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expense in furnishing those materials.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MRO SOFTWARE, INC.

Date: February 17, 2004                        By: /s/ Peter J. Rice
                                                   -----------------
                                                   Peter J. Rice
                                                   Executive Vice President -
                                                   Finance and Administration,
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer)

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

3.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MRO Software, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

4.1 Specimen certificate for the Common Stock, $.01, of the Company (included as Exhibit 4.1 to the Company's Current Report on Form 10-Q for the quarter ended December 31, 2001, File No. 0-23852 and incorporated herein by reference)

4.2 Article 4B of the Amended and Restated Articles of Organization of the Company (included as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-76420, and incorporated herein by reference)

4.3 Rights Agreement dated as of January 27, 1998, between the Company and BankBoston, N.A. as Rights Agent (included as Exhibit 4 (a) to the Company's Current Report on Form 8-K dated February 2, 1998, File No.0-23852, and incorporated herein by reference)

4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MRO Software, Inc. (included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

4.5 Form of Rights Certificate (included as Exhibit 4 (c) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

9.1 Shareholders Agreement between Robert L. Daniels and Susan H. Daniels dated August 1, 2001 (included as Exhibit 9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 File No. 0-23852, and incorporated herein by reference)

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer and Chief Financial Officer.