Form 10-Q
period 2004-03-31
MRO SOFTWARE INC
filed 2004-05-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes [X] No [ ]

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 24,875,709 shares of common stock, $.01 par value per share, as of May 6, 2004.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX

                                                                                PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets (unaudited) as of March 31, 2004 and       3
         September 30, 2003.

         Consolidated Statements of Operations (unaudited)                      4
         for the three and six months ended March 31, 2004 and March 31, 2003.

         Consolidated Statements of Cash Flows (unaudited)                      5
         for the six months ended March 31, 2004 and March 31, 2003.

         Notes to Consolidated Financial Statements (unaudited).                6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and        14
         Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk             25

ITEM 4.  Controls and Procedures                                                25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      26
Item 2.  Changes in Securities                                                  26
Item 3.  Defaults upon Senior Executives                                        26
Item 4.  Submission of Matter to a Vote of Security Holders                     26
Item 5.  Other Information                                                      27
Item 6.  Exhibits and Reports on Form 8-K                                       27
         SIGNATURE                                                              29

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH 31,     SEPTEMBER 30,
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                       2004            2003
                                                             -------------   -------------
                          ASSETS

Current assets:
  Cash and cash equivalents                                  $      55,227   $      73,662
  Marketable securities                                              1,101           1,102
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,553 at March 31, 2004
   and $2,741 at September 30, 2003, respectively                   30,590          28,833
  Prepaid expenses and other current assets                          5,906           4,177
  Deferred income taxes                                              2,438           2,242
                                                             -------------   -------------
    Total current assets                                            95,262         110,016
                                                             -------------   -------------

Marketable securities                                               40,177          19,809
Property and equipment, net                                          8,469           8,239
Goodwill                                                            46,210          46,210
Intangible assets                                                    5,879           7,700
Notes receivable                                                       442             593
Deferred income taxes                                                8,766           9,267
Other assets                                                         4,424           3,427
                                                             -------------   -------------
    Total assets                                             $     209,629   $     205,261
                                                             =============   =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                       $      14,836   $      15,701
 Accrued compensation                                                6,809           8,357
 Income Taxes Payable                                                2,769           4,741
 Deferred revenue                                                   31,015          28,734
                                                             -------------   -------------
    Total current liabilities                                       55,429          57,533
                                                             -------------   -------------

 Other long term liabilities                                           337              35
 Deferred revenue                                                    1,116           1,181

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized;
 24,871 and 24,576 issued and outstanding at March
 31, 2004 and September 30, 2003, respectively                         249             246
Additional paid-in capital                                         117,507         115,093
Deferred compensation                                                 (479)           (298)
Retained earnings                                                   34,314          31,163
Accumulated other comprehensive income                               1,156             308
                                                             -------------   -------------
     Total stockholders' equity                                    152,747         146,512
                                                             -------------   -------------

     Total liabilities and stockholders' equity              $     209,629   $     205,261
                                                             =============   =============

    The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED              THREE MONTHS ENDED
                                                                       March 31,                       March 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                             2004            2003            2004            2003
                                                             -------------   -------------   -------------   -------------
      Revenues:
          Software                                           $      11,452   $       7,652   $      23,662   $      20,337
          Support and services                                      33,170          31,736          65,862          62,939
                                                             -------------   -------------   -------------   -------------
                   Total revenues                                   44,622          39,388          89,524          83,276
                                                             -------------   -------------   -------------   -------------
      Cost of revenues:
          Software                                                   1,895           1,355           3,707           3,205
          Support and services                                      15,407          14,513          30,180          29,441
                                                             -------------   -------------   -------------   -------------
                   Total cost of revenues                           17,302          15,868          33,887          32,646
                                                             -------------   -------------   -------------   -------------

      Gross profit                                                  27,320          23,520          55,637          50,630

      Operating expenses:
          Sales and marketing                                       13,835          14,292          27,545          29,691
          Product development                                        7,097           6,388          14,103          13,144
          General and administrative                                 4,389           3,708           8,854           8,354
          Amortization of other intangibles                            204             230             409             478
                                                             -------------   -------------   -------------   -------------
                   Total operating expenses                         25,525          24,618          50,911          51,667
                                                             -------------   -------------   -------------   -------------

      Income/(loss) from operations                                  1,795          (1,098)          4,726          (1,037)

          Interest income                                              244             181             448             391
          Other income/(expense), net                                  113             643            (327)            981
                                                             -------------   -------------   -------------   -------------

      Income/(loss) before income taxes                              2,152            (274)          4,847             335

      Provision/(benefit) for income taxes                             753             (96)          1,696             118
                                                             -------------   -------------   -------------   -------------

      Net income/(loss)                                      $       1,399   $        (178)  $       3,151   $         217
                                                             =============   =============   =============   =============

     Net income/(loss) per share, basic                      $        0.06   $       (0.01)  $        0.13   $        0.01
                                                             -------------   -------------   -------------   -------------
     Net income/(loss) per share, diluted                    $        0.05   $       (0.01)  $        0.12   $        0.01
                                                             -------------   -------------   -------------   -------------

     Shares used to calculate net income/(loss) per share
           Basic                                                    24,796          24,407          24,713          24,356
           Diluted                                                  25,460          24,407          25,330          24,568

    The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                             -----------------------------
                                                                                 2004            2003
                                                                             -------------   -------------
(IN THOUSANDS)

Cash flows from operating activities:
   Net income                                                                $       3,151   $         217
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                    2,329           2,313
     Amortization of other intangibles                                               1,821           2,166
     Amortization of premium on marketable securities                                   70             ---
      (Gain) on sale and disposal of property
        and equipment                                                                  ---            (114)
      Gain on sale of services operations                                              ---            (446)
     Stock-based compensation                                                          105              70
     Deferred income taxes                                                             358             486
     Changes in operating assets and liabilities:
       Accounts receivable                                                            (847)          7,334
       Prepaid expenses and other assets                                            (1,238)         (1,057)
       Accounts payable, accrued expenses and other liabilities                     (2,100)         (4,323)
       Accrued compensation                                                         (1,754)         (2,929)
       Income taxes payable                                                         (1,987)         (1,003)
       Deferred revenue                                                              1,318           3,215
                                                                             -------------   -------------
Net cash provided by operating activities                                            1,226           5,929
                                                                             -------------   -------------

Cash flows from investing activities:
     Acquisitions of property and equipment and other
       capital expenditures                                                         (2,555)         (1,367)
     Purchase of marketable securities                                             (31,200)         (1,000)
     Sale of marketable securities                                                  10,875             ---
                                                                             -------------   -------------
Net cash used in investing activities                                              (22,880)         (2,367)
                                                                             -------------   -------------

Cash flows from financing activities:
     Proceeds from exercise of employee stock options
       stock purchases                                                               2,132             946
                                                                             -------------   -------------
Net cash provided by financing activities                                            2,132             946
                                                                             -------------   -------------

Effect of exchange rate changes on cash                                              1,087             959
                                                                             -------------   -------------

Net (decrease)/increase in cash and cash equivalents                               (18,435)          5,467

Cash and cash equivalents, beginning of period                                      73,662          67,315
                                                                             -------------   -------------

Cash and cash equivalents, end of period                                     $      55,227   $      72,782
                                                                             =============   =============

    The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of March 31, 2004 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2004, or for any other future period.

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

B.    INCOME /(LOSS) PER SHARE

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

Basic and diluted income/(loss) per share are calculated as follows:

                                               THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)         03/31/04     03/31/03
-------------------------------------         --------     --------
Net income/(loss)                             $  1,399     $   (178)

Denominator:
Weighted average common shares
outstanding-basic                               24,796       24,407

Effect of dilutive securities (1)                  664         ----
                                              --------     --------
Weighted average common shares
outstanding-diluted                             25,460       24,407
                                              ========     ========
Net income/(loss) per share, basic            $   0.06     $  (0.01)
Net income/(loss) per share, diluted          $   0.05     $  (0.01)

                                                 SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)         03/31/04     03/31/03
-------------------------------------         --------     --------
Net income                                    $  3,151     $    217

Denominator:
Weighted average common shares
outstanding-basic                               24,713       24,356

Effect of dilutive securities (1)                  617          212
                                              --------     --------
Weighted average common shares
outstanding-diluted                             25,330       24,568
                                              ========     ========
Net income per share, basic                   $   0.13     $   0.01
Net income per share, diluted                 $   0.12     $   0.01

(1) Options to purchase 1,538,000 shares of the Company's Common Stock for the three months ended March 31, 2004 and 1,547,000 shares and 2,632,000 shares for the six months ended March 31, 2004 and 2003, respectively were outstanding but were not included in the computations of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 3,114,000 shares are excluded from the computation of diluted net income per share for the three months ended March 31, 2003 as the effect of these shares was anti-dilutive to the Company's net loss.

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

PRO FORMA INFORMATION

The Company complies with the pro forma disclosure requirements of the Financial Accounting Standards Board ("FASB") SFAS No. 123 as amended by SFAS No. 148. The fair value of the Company's stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options. The following table illustrates the effect on net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation:

                                                       THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            03/31/04       03/31/03
                                                    --------       --------
Net income/(loss)
   As reported                                      $  1,399       $   (178)
   Add:  Stock-based employee compensation
    expense included in net income/(loss)                 54             43
   Deduct:  Stock-based employee compensation
    expense determined under the fair value
    based method for all awards, net of
    related tax effects                               (1,230)        (2,502)
Pro forma net income/(loss)                         $    223       $ (2,637)
Earnings/(loss) per share:
   Basic - as reported                              $   0.06       $  (0.01)
   Basic - pro forma                                $   0.01       $  (0.11)
   Diluted - as reported                            $   0.05       $  (0.01)
   Diluted - pro forma                              $   0.01       $  (0.11)

                                                        SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            03/31/04       03/31/03
                                                    --------       --------
Net income
   As reported                                      $  3,151       $    217
   Add:  Stock-based employee compensation
    expense included in net income                       105             70
   Deduct:  Stock-based employee compensation
    expense determined under the fair value
    based method for all awards, net of
    related tax effects                               (3,803)        (5,299)
Pro forma net loss                                  $   (547)      $ (5,012)
Earnings/(loss) per share:
   Basic - as reported                              $   0.13       $   0.01
   Basic - pro forma                                $  (0.02)      $  (0.21)
   Diluted - as reported                            $   0.12       $   0.01
   Diluted - pro forma                              $  (0.02)      $  (0.21)

With the exception of restricted stock awards to non-employee members and the Executive Chairman of the board of directors, no stock-based compensation cost is reflected in net income, as all stock-based awards granted under the Company's plans consist of stock options that have an exercise price equal to the market value of the underlying common stock on the date of grant.

D.    COMPREHENSIVE INCOME/(LOSS):

The following table reflects the components of comprehensive net income/(loss):

                                                                  THREE MONTHS ENDED
(IN THOUSANDS)                                                   03/31/04    03/31/03
--------------                                                   --------    --------
Net income/(loss)                                                $  1,399    $   (178)
Other comprehensive net income,
 Net of tax:
   Unrealized gain/(loss) on securities arising during period         154         (32)
   Foreign currency translation adjustment                           (110)        261
                                                                 --------    --------
Comprehensive income                                             $  1,443    $     51
                                                                 ========    ========

                                                                    SIX MONTHS ENDED
 (IN THOUSANDS)                                                  03/31/04    03/31/03
---------------                                                  --------    --------
Net income                                                       $  3,151    $    217
Other comprehensive net income,
 Net of tax:
   Unrealized gain/(loss) on securities arising during period          72         (32)
   Foreign currency translation adjustment                            776         780
                                                                 --------    --------
Comprehensive income                                             $  3,999    $    965
                                                                 ========    ========

E.    SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS

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

The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. A summary of the Company's revenues by geographical area is as follows:

                                                THREE MONTHS ENDED
(IN THOUSANDS)                                 03/31/04    03/31/03
                                               --------    --------
Revenues:
   United States                               $ 22,999    $ 23,532
   Other Americas                                 2,896       1,648
   Intercompany                                   2,253       1,451
                                               --------    --------
   Subtotal                                    $ 28,148    $ 26,631

   Europe/Middle East and Africa                 15,493      10,983
   Asia/Pacific                                   3,234       3,225
   Intercompany                                  (2,253)     (1,451)
                                               --------    --------
   Total revenues                              $ 44,622    $ 39,388
                                               ========    ========

                                                 SIX MONTHS ENDED
(IN THOUSANDS)                                 03/31/04    03/31/03
                                               --------    --------
Revenues:
   United States                               $ 50,501    $ 49,462
   Other Americas                                 5,093       5,303
   Intercompany                                   6,111       3,150
                                               --------    --------
   Subtotal                                    $ 61,705    $ 57,915

   Europe/Middle East and Africa                 28,065      22,191
   Asia/Pacific                                   5,865       6,320
   Intercompany                                  (6,111)     (3,150)
                                               --------    --------
   Total revenues                              $ 89,524    $ 83,276
                                               ========    ========

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

No one customer accounted for more than 10% of total revenues.

F.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of March 31, 2004 and September 30, 2003 consist of the following:

(IN THOUSANDS)                                 03/31/04    09/30/03
                                               --------    --------
Goodwill                                       $ 46,210    $ 46,210

Acquired technology                              15,744      15,744
Accumulated amortization                        (10,681)     (9,269)
                                               --------    --------

Sub-total acquired technology                     5,063       6,475
                                               --------    --------

Other intangibles                                 3,009       3,009
Accumulated amortization                         (2,193)     (1,784)
                                               --------    --------

Sub-total other intangibles                         816       1,225
                                               --------    --------

Total intangible assets, net                   $ 52,089    $ 53,910
                                               ========    ========

Other intangibles consist of customer contracts, backlog, customer lists and non-compete agreements.

Amortization expense of intangible assets was $864 thousand and $1.1 million for the three months ended March 31, 2004 and 2003, respectively and $1.8 million and $2.2 million for the six months ended March 31, 2004 and 2003, respectively.

As of March 31, 2004, remaining amortization expense on existing intangibles for the next five years is as follows:

(IN THOUSANDS)
-------------
2004 (remaining 6 mos.)    $1,203
2005                        2,240
2006                        1,383
2007                          477
2008                          477
2009                           99
                           ------
Total                      $5,879
                           ------

G.    ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB" or the ("Board") issued FASB Interpretation No. 46) (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), to address certain implementation issues. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.

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

The Company does not enter into transactions involving entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements, and thus the required adoption of FIN 46R for all SPE's created prior to February 1, 2003 had no impact on MRO. The Company has not created any entities subsequent to January 31, 2003 that require accounting under FIN 46. The Company believes that it does not have variable entities as defined in FIN 46R. The adoption of FIN 46R has no impact on the Company's financial statements.

H.    GUARANTOR ARRANGEMENTS

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31,

2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the second quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN 45.

On January 17, 2003, the Company sold the industrial data normalization services operations. Prior to the sale, the Company had guaranteed the obligations of services operations under the office lease of the operation's principal place of business. This guaranty remains in full force and effect following the sale. As of March 31, 2004, the maximum potential amount due under this guaranty is $500 thousand. In accordance with the terms of the sale, the buyer has assumed primary liability under the lease and is obligated to indemnify the Company against all obligations arising under the lease. Based on the Company's evaluation of the buyer's ability to make the payments due under this lease, the Company believes that the estimated fair value of this guaranty is minimal. Accordingly, we have no liabilities recorded for this guaranty as of March 31, 2004.

We warrant that our software products will perform substantially in accordance with the product specifications as contained in the associated end-user guide, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the product and refund the license fee paid. We warrant that our professional services will be provided in accordance with good professional practice, and that any software developed by our services organization will perform substantially in accordance with its approved specifications for a period of thirty days from initial delivery of the services to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, we would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or services warranties, our liability for breach of warranty is limited to the amount of the license or services fees actually paid, and we maintain insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, we believe the estimated fair value of these warranty obligations is minimal. Accordingly, we have no liabilities recorded for these warranty obligations as of March 31, 2004.

Under our standard end-user license agreement, we agree to indemnify our customers against infringement claims that may be brought by third parties asserting that our products infringe on certain intellectual property rights. In our services agreements with customers, we will also, as a matter of standard practice, agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of our services infringe on certain intellectual property rights, (b) against damages caused by our breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death, caused by our services personnel while on-site at customer premises. These indemnification provisions are generally based on our standard contractual terms. All such provisions, whether based on our standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnifications vary in duration and nature, and our obligations to indemnify are frequently unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to our knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that we maintain is sufficient to cover a refund of the services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, we have no liabilities recorded for any such indemnity obligations as of March 31, 2004.

When as part of an acquisition we acquire a company, we assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grand fathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002.

Accordingly, we have no liabilities recorded for the assumption of any such liabilities as of March 31, 2004.

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

KEY HIGHLIGHTS OF THE COMPANY'S THREE AND SIX MONTHS ENDED MARCH 31, 2004

         - Net income increased $1.6 million over the comparable quarter for the prior year and $2.9 million over the comparable prior six month period.

         - Overall gross margin improved by $3.8 million or 16% over the comparable quarter for the prior year and $5.0 million or 10% over the comparable prior six month period. The improvement is due to an increase in support revenues without a commensurate increase in personnel and operating costs.

         - Quarterly operating expenses, excluding amortization of intangibles, increased $933 thousand or 4% over the comparable quarter for the prior year and decreased $687 thousand or 1% over the comparable prior six month period. The majority of the increase over the comparable quarter is attributable to increases in product development and general and administrative expenses. Product development expenses increased due to an increase in salaries and related benefits, as well as increases in costs to translate our MAXIMO product into numerous foreign languages. General and administrative expenses increased due to increases in salaries and related benefits, property and business taxes, and insurance premiums. Partially offsetting the increases in product development and general and administrative expenses were decreases in sales and marketing expenses due to a reduction in the number of sales and marketing personnel.

         - Total revenues increased $5.2 million over the comparable quarter for the prior year and $6.2 million over the comparable prior six month period. Revenues for the prior year fell below our expectations while current period revenues reflect traditional levels. International revenues accounted for 48% of total revenues for the current quarter and 44% year to date. Due to the increased strength in certain foreign currencies, especially the Euro, the British Pound and the Australian Dollar, the Company estimates that the current quarters revenues resulted in an increase of approximately $2.7 million as compared to the average prevailing exchange rates of the comparable quarter and $4.6 million over the comparable six month period. However, due to a similar effect of the exchange rates on operating expenses, the overall impact of foreign currency adjustments had an immaterial impact on net income for the current quarter and the prior six month period.

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

RESULTS OF OPERATIONS

REVENUES

                                   Three                       Three          Six                            Six
                                   Months                      Months        Months                         Months
                                   Ended         Change        Ended         Ended           Change         Ended
(in thousands)                    03/31/04          %         03/31/03      03/31/04            %          03/31/03
--------------                    --------       ------       --------      --------         ------        --------
Software licenses                 $11,452          50%        $ 7,652       $23,662            16%         $20,337
Percentage of total revenues           26%                         19%           26%                            24%

Support and services              $33,170           5%        $31,736       $65,862             5%         $62,939
Percentage of total revenues           74%                         81%           74%                            76%

Total revenues                    $44,622          13%        $39,388       $89,524             8%         $83,276

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and 50% services.

Software license revenues increased 50% to $11.5 million from $7.7 million for the three months ended March 31, 2004 and 2003, respectively and increased 16% to $23.7 million from $20.3 million for the six months ended March 31, 2004 and 2003, respectively. The increases are attributable to increases in

MAXIMO software license revenues. MAXIMO software license revenues increased 62% to $11.2 million from $6.9 million for the three months ended March 31, 3004 and 2003, respectively and increased 16% to $22.7 million from $19.5 million for the six months ended March 31, 2004 and 2003, respectively. The increase in MAXIMO software licenses is attributable to the positive effect of foreign exchange rates, an increase in the average selling price, and an increase in sales of our MAXIMO Mobile Suite product. ITAM software license revenues were $249 thousand and $719 thousand for the three months ended March 31, 2004 and 2003, respectively and $934 thousand and $719 thousand for the six months ended March 31, 2004 and 2003, respectively. The Company expects that the number of ITAM licenses sold will continue to fluctuate over the next few quarters as a result of the Company's product development plans to replace this product in conjunction with the next version of MAXIMO.

Support revenues increased 10% to $17.9 million from $16.3 million for the three months ended March 31, 2004 and 2003, respectively and increased 10% to $35.1 million from $31.9 million for the six months ended March 31, 2004 and 2003, respectively. Support revenues have increased as a result of a cumulative increase in the number of MAXIMO customers and a strong renewal rate (90%) for support contracts. MAXIMO support revenues increased 13% to $17.1 million from $15.2 million for the three months ended March 31, 2004 and 2003, respectively and increased 11% to $33.3 million from $30.0 million for the six months ended March 31, 2004 and 2003, respectively. ITAM support revenues were $767 thousand and $1.1 million for the three months ended March 31, 2004 and 2003, respectively and $1.8 million for both the six months ended March 31, 2004 and 2003, respectively.

Service revenues decreased 1% to $15.3 million from $15.4 million for the three months ended March 31, 2004 and 2003, respectively and decreased 1% to $30.7 million from $31.1 million for the six months ended March 31, 2004 and 2003, respectively. The decline in service revenues for the three months ended March 31, 2004 as compared to the three months end March 31, 2003 was comprised of a decline of $614 thousand in ITAM service revenues related to the decreases in software licenses sold, offset by an increase in MAXIMO service revenues of $646 thousand due to an increase in demand for product implementation services. The decline in service revenues for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003 was comprised of a decline of $1.0 million in Enterprise Catalog Management services revenues due to the sale of industrial data normalization services operations in January 2003. ITAM services revenues also declined by $484 thousand. Offsetting the declines in ITAM and Enterprise Catalog Management is an increase in MAXIMO service revenues of $1.4 million. The increase in MAXIMO services revenues was attributable to an increase in demand for product implementation services.

COST OF REVENUES

                                      Three                         Three               Six                            Six
                                      Months                        Months             Months                         Months
                                      Ended           Change        Ended              Ended           Change         Ended
(in thousands)                       03/31/04           %          03/31/03           03/31/04            %          03/31/03
--------------                       --------         ------       --------           --------         ------        --------
Cost of software licenses            $ 1,895           40%         $ 1,355            $ 3,707            16%         $ 3,205
Percentage of software license            17%                           18%                16%                            16%

Cost of support and services         $15,407            6%         $14,513            $30,180             3%         $29,441
Percentage of support and services        46%                           46%                46%                            47%

Total cost of revenues               $17,302            9%         $15,868            $33,887             4%         $32,646
Percentage of total revenues              39%                           40%                38%                            39%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. The increase in cost of software license revenues for the three and six months ended March 31, 2004 and 2003, respectively was primarily attributable to software purchased for resale related to the demand for our MAXIMO Mobile

Suite product. Partially offsetting this increase was a decrease in the amortization of acquired technology due to cessation of amortization of a fully amortized asset. Amortization of acquired technology was $659 thousand and $844 thousand for the three months ended March 31, 2004 and 2003, respectively and $1.4 million and $1.7 million for the six months ended March 31, 2004 and 2003, respectively.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues increased 4% to $2.8 million from $2.7 million for the three months ended March 31, 2004 and 2003, respectively and increased 2% to $5.3 million from $5.2 million for the six months ended March 31, 2004 and 2003, respectively. Cost of support revenues, as a percentage of total support revenues was 16 % for both the three months ended March 31, 2004 and 2003, respectively and 15% and 16% for the six months ended March 31, 2004 and 2003, respectively. The decrease as a percentage of total support revenues for the six months ended March 31, 2004 was attributable to an increase in support revenues without a commensurate increase in operating expenses and personnel.

Cost of service revenues increased 6% to $12.6 million from $11.9 million for the three months ended March 31, 2004 and 2003, respectively and increased 3% to $24.9 million from $24.2 million for the six months ended March 31, 2004 and 2003, respectively. Cost of service revenues, as a percentage of total service revenues was 83% and 77% for the three months ended March 31, 2004 and 2003, respectively and 81% and 78% for the six months ended March 31, 2004 and 2003, respectively. The increases for the three and six months ended March 31, 2004 and 2003, respectively, was primarily attributable to an increase in the utilization of third party consultants implementing the Company's products.

OPERATING EXPENSES

                                                    Three                       Three          Six                            Six
                                                    Months                      Months        Months                         Months
                                                    Ended        Change         Ended         Ended            Change        Ended
(in thousands)                                     03/31/04         %          03/31/03      03/31/04             %         03/31/03
--------------                                     --------      ------        --------      --------          ------       --------
Sales and marketing                                $13,835        (3)%         $14,292       $27,545            (7)%        $29,691
Percentage of total revenues                            31%                         36%           31%                            36%

Product development                                $ 7,097        11%          $ 6,388       $14,103             7%         $13,144
Percentage of total revenues                            16%                         16%           16%                            16%

General and administrative                         $ 4,389        18%          $ 3,708       $ 8,854             6%         $ 8,354
Percentage of total revenues                            10%                          9%           10%                            10%

Amortization of goodwill and other intangibles
Percentage of total revenues                       $   204       (11)%         $   230       $   409           (14)%        $   478
                                                         1%                          1%            1%                             1%

Sales and marketing expenses decreased 3% to $13.8 million from $14.3 million for the three months ended March 31, 2004 and 2003, respectively and decreased 7% to $27.5 million from $29.7 million for the six months ended March 31, 2004 and 2003, respectively. The decrease for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily attributable to a $600 thousand decrease in salaries and related benefits due to a reduction in the number of sales and marketing personnel and a $350 thousand decrease in advertising expenses. Partially offsetting these decreases was an increase of $525 thousand in sales commissions due to the increase in software licenses sold. The decrease for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003 was primarily attributable to a $2.2 million decrease in salaries and related benefits due to a reduced number of sales and marketing personnel and a $920 thousand decrease in advertising expenses. Partially offsetting these decreases was an increase of $1.1 million in sales commissions due to the increase in software licenses sold.

Product development expenses increased 11% to $7.1 million from $6.4 million for the three months ended March 31, 2004 and 2003, respectively and increased 7% to $14.1 million from $13.1 million for the six months ended March 31, 2004 and 2003, respectively. The increase for both the three and six months ended March 31, 2004 and 2003, respectively, was primarily attributable to increases in product development salaries and related benefits and increases in the costs to translate our products into foreign languages. The Company expects to continue to make enhancements to MAXIMO 5, integrate MAXIMO MainControl into its overall product architecture, and develop industry-specific functionality, in a manner commensurate with future expectations of revenues and income from sales of the resulting product enhancements and functionality.

General and administrative expenses increased 18% to $4.4 million from $3.7 million for the three months ended March 31, 2004 and 2003, respectively and increased 6% to $8.9 million from $8.4 million for the six months ended March 31, 2004 and 2003, respectively. The increase for both the three and six months ended March 31, 2004 and 2003, respectively, was primarily attributable to an increase in salaries and related benefits, property and business taxes, and insurance premiums.

The decrease in amortization of other intangibles expense for the three and six months ended March 31, 2004 and 2003, respectively and was due to cessation of amortization of a fully amortized intangible asset.

NON-OPERATING EXPENSES

                                 Three                               Three              Six                                Six
                                 Months                              Months            Months                             Months
                                 Ended             Change            Ended             Ended             Change           Ended
(in thousands)                  03/31/04             %              03/31/03          03/31/04             %             03/31/03
--------------                  --------           ------           --------          --------           ------          --------
Interest income                 $244                35%              $181              $ 448               15%            $391
Other income/(expense), net     $113               (82)%             $643              $(327)            (133)%           $981

Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. The decrease in other income was due to foreign currency exchange rate transaction losses. Also contributing to the decrease is a one-time gain of approximately $407 thousand for the sale of the Company's industrial data normalizations services operations in January 2003.

INCOME TAXES

The Company's effective tax rate was a provision of 35% for both the three and six months ended March 31, 2004 and 2003, respectively. The tax provision was calculated on income generated in domestic and foreign tax jurisdictions and changes in the Company's net deferred tax assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had cash and cash equivalents of $55.2 million and marketable securities of $41.3 million, and working capital of $39.8 million.

Cash provided by operations was $1.2 million for the six months ended March 31, 2004 primarily attributable to income generated by operations, offset by accounts payable and accrued compensation.

Cash used in investing activities was $22.9 million for the six months ended March 31, 2004 and was primarily used in the purchase of marketable securities, partially offset by sales of securities.

Cash provided by financing activities was $2.1 million for the six months ended March 31, 2004 and represents proceeds from the Company's Employee Stock Option and Purchase Plans.

As of March 31, 2004, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. The Company's corporate headquarters are under lease through December 31, 2009. The Company leases its other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology.

The Company expects that its cash flow from operations together with its current cash and marketable securities will be sufficient to meet its working capital and capital expenditure requirements through at least March 31, 2005. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations, leaving its cash reserves available for acquisitions, other investments and unanticipated expenditures. The Company has no long-term debt obligations. The factors which might impact the Company's cash flows include those which might impact the Company's business and operations generally, as described below under the heading "Factors Affecting Future Performance."

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

OUR SALES EFFORTS DEPEND IN PART ON STRATEGIC RELATIONSHIPS WITH OTHER
COMPANIES.

We have entered into strategic relationships with various larger companies, such as IBM Corporation, Deloitte Consulting L.P., Booz Allen & Hamilton, Inc., SAIC, Hewlett-Packard Company and others. In order to generate revenue through these relationships each party must coordinate with and support each other's sales and marketing efforts, and each party must make significant sales and marketing investments. Our ability to generate revenues through these relationships depends in large part upon the efforts of these other companies, which are outside of our control. The efforts of these companies may in turn be influenced by factors internal to these companies, or by developments in their respective industries or markets, that we fail to anticipate.

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

We have entered into nonexclusive license agreements with other software vendors, pursuant to which we incorporate into our products and solutions software providing certain application development, hardware and network discovery, user interface, business intelligence, content and graphics capabilities developed by these companies. We have agreed to develop a version of MAXIMO, which will operate with IBM's Websphere application server, its AIX operating system and DB2 database programs. If we cannot renew these licenses (at all or on commercially reasonable terms), or if any of such vendors were to become unable to support and enhance their products, we could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

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

WE MAY PERFORM MORE FIXED PRICE SERVICES CONTRACTS.

A trend is emerging among customers in our market towards demanding consulting and implementation services on a fixed price basis, whereby the Company agrees to deliver the contract requirements for a fixed fee, regardless of the number of person-hours actually provided, as opposed to our traditional services arrangements where we deliver services on a time and materials basis. In addition, when our Industry Solutions are first delivered, they may not include all of the functionality required by the initial customers, and we may complete the development effort under a services contract with the customer. In cases where services are provided either for the future delivery of functionality or on a fixed price basis and our standard software is licensed at the same time, and if the services are essential to the overall solution desired by the customer or if the Company cannot determine the fair value of the services being delivered, then the Company may not be able to recognize the software license revenue from such transactions at the time the agreements are signed, but rather may be required to recognize such license revenue under the contract or other method of accounting, or to recognize a greater portion (or all) of the revenue from these transactions as services revenue. This would likely result in a postponement of recognition of, or even a reduction in, software license revenues, and have an adverse impact on the results of our operations.

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

At March 31, 2004, the Company held $96.5 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company develops its products in the United States and markets them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, the Company has no hedging contracts.

ITEM 4. CONTROLS AND PROCEDURES

MRO Software carries out periodic evaluations, under the supervision of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  NONE

ITEM 2 RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES, CHANGES IN SECURITIES
                  NONE

ITEM 3            DEFAULTS UPON SENIOR SECURITIES
                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the Annual Meeting of Stockholders on March 9, 2004. At the Annual Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

     1. To elect Stephen B. Sayre and Alan L. Stanzler as Class II Directors of the Company to serve until the 2007 Annual Meeting.

                           No. of Shares/Votes
                    ----------------------------------
                        For         Authority Withheld
                    ----------      ------------------
Stephen B. Sayre    21,930,275            723,288
Alan L. Stanzler    16,902,168          5,751,395

The names of each other director whose term of office as a director continued after the meeting are: Norman E. Drapeau, Jr., Robert L. Daniels, Richard P. Fishman and John A. McMullen.

     2. To approve an amendment to the Company's Amended and Restated 1999 Equity Incentive Plan to increase the number of shares issuable thereunder by an additional 1,200,000 shares.

                            No. of Shares/Votes
                            -------------------
For                             18,096,703
Against                          1,879,432
Abstain                             49,450
Non-Vote                         2,627,978

     3. To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the 2004 fiscal year.

                          No. of Shares/Votes
                          -------------------
For                            22,425,115
Against                           225,648
Abstain                             2,800

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

On April 15, 2004, the Company filed a current report on Form 8-K disclosing its results of operations for the quarter ended March 31, 2004.

The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expense in furnishing those materials.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MRO SOFTWARE, INC.

Date: May 14, 2004                           By: /s/ Peter J. Rice
                                                 ------------------------------
                                                   Peter J. Rice
                                                   Executive Vice President -
                                                   Finance and Administration,
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer)

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