Form 10-Q
period 2004-06-30
MRO SOFTWARE INC
filed 2004-08-13
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes [X] No [ ]

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 24,981,129 shares of common stock, $.01 par value per share, as of August 9, 2004.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX

                                                                                  PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets (unaudited) as of June 30, 2004 and
          September 30, 2003.                                                       3

          Consolidated Statements of Operations (unaudited)
          for the three and nine months ended June 30, 2004 and June 30, 2003.      4

          Consolidated Statements of Cash Flows (unaudited)
          for the nine months ended June 30, 2004 and June 30, 2003.                5

          Notes to Consolidated Financial Statements (unaudited).                   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                    13

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk               24

ITEM 4.   Controls and Procedures                                                  24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                        25
Item 2.   Changes in Securities                                                    25
Item 3.   Defaults upon Senior Executives                                          25
Item 4.   Submission of Matter to a Vote of Security Holders                       25
Item 5.   Other Information                                                        25
Item 6.   Exhibits and Reports on Form 8-K                                         25
          SIGNATURE                                                                27

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          JUNE 30,    SEPTEMBER 30,
  (IN THOUSANDS, EXCEPT PER SHARE DATA)                                     2004          2003
                                                                          --------    -------------
                                              ASSETS
Current assets:
  Cash and cash equivalents                                               $ 48,358     $   73,662
  Marketable securities                                                      1,189          1,102
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,468 at June 30, 2004
   and $2,741 at September 30, 2003, respectively                           33,668         28,833
  Prepaid expenses and other current assets                                  5,925          4,177
  Deferred income taxes                                                      2,223          2,242
                                                                          --------     ----------
    Total current assets                                                    91,363        110,016
                                                                          --------     ----------

Marketable securities                                                       49,857         19,809
Property and equipment, net                                                  8,287          8,239
Goodwill                                                                    46,210         46,210
Intangible assets, net                                                       5,241          7,700
Notes receivable                                                               357            593
Deferred income taxes                                                        8,517          9,267
Other assets                                                                 4,223          3,427
                                                                          --------     ----------
    Total assets                                                          $214,055     $  205,261
                                                                          ========     ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                    $ 13,040     $   15,701
 Accrued compensation                                                        8,136          8,357
 Income taxes payable                                                        3,395          4,741
 Deferred revenue                                                           30,554         28,734
 Other current liabilities                                                     392             --
                                                                          --------     ----------
   Total current liabilities                                                55,517         57,533
                                                                          --------     ----------

 Other long term liabilities                                                 1,113             35
 Deferred revenue                                                            1,024          1,181

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value;50,000 authorized; 24,981 and 24,576 issued
 and outstanding at June 30, 2004 and September 30, 2003, respectively         250            246
Additional paid-in capital                                                 118,541        115,093
Deferred compensation                                                         (418)          (298)
Retained earnings                                                           37,402         31,163
Accumulated other comprehensive income                                         626            308
                                                                          --------     ----------
    Total stockholders' equity                                             156,401        146,512
                                                                          --------     ----------

    Total liabilities and stockholders' equity                            $214,055     $  205,261
                                                                          ========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
 (IN THOUSANDS, EXCEPT PER SHARE DATA)               2004           2003          2004          2003
                                                 ------------   ------------   -----------   ----------
 Revenues:
     Software                                    $     12,996   $     15,348   $    36,658   $   35,685
     Support and services                              33,304         32,287        99,166       95,226
                                                 ------------   ------------   -----------   ----------
              Total revenues                           46,300         47,635       135,824      130,911
                                                 ------------   ------------   -----------   ----------

Cost of revenues:
     Software                                           1,582          2,596         5,289        5,801
     Support and services                              14,960         14,662        45,140       44,103
                                                 ------------   ------------   -----------   ----------
              Total cost of revenues                   16,542         17,258        50,429       49,904
                                                 ------------   ------------   -----------   ----------

Gross profit                                           29,758         30,377        85,395       81,007

Operating expenses:
     Sales and marketing                               13,941         16,074        41,486       45,765
     Product development                                7,001          6,512        21,104       19,656
     General and administrative                         4,280          4,764        13,134       13,118
     Amortization of other intangibles                    165            226           574          704
                                                 ------------   ------------   -----------   ----------
              Total operating expenses                 25,387         27,576        76,298       79,243
                                                 ------------   ------------   -----------   ----------

Income from operations                                  4,371          2,801         9,097        1,764

     Interest income                                      313            205           761          596
     Other income/(expense), net                           35            169          (292)       1,150
                                                 ------------   ------------   -----------   ----------

Income before income taxes                              4,719          3,175         9,566        3,510

Provision for income taxes                              1,631          1,158         3,327        1,276
                                                 ------------   ------------   -----------   ----------

Net income                                       $      3,088   $      2,017   $     6,239   $    2,234
                                                 ============   ============   ===========   ==========

Net income per share, basic                      $       0.12   $       0.08   $      0.25   $     0.09
                                                 ------------   ------------   -----------   ----------
Net income per share, diluted                    $       0.12   $       0.08   $      0.25   $     0.09
                                                 ------------   ------------   -----------   ----------
Shares used to calculate net income per share
      Basic                                            24,873         24,457        24,766       24,390
      Diluted                                          25,409         24,489        25,356       24,542

   The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ----------------------------
 (IN THOUSANDS)                                                           2004            2003
                                                                       -----------     ------------
Cash flows from operating activities:
    Net income                                                         $     6,239     $      2,234
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                            3,536            3,427
     Amortization of other intangibles                                       2,459            3,235
     Amortization of premium on marketable securities                           89              ---
     (Gain) on sale of services operations and disposal of equipment           ---             (395)
     Stock-based compensation                                                  166              120
     Deferred income taxes                                                     785              414
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (4,141)           2,490
       Prepaid expenses and other assets                                        78           (1,206)
       Accounts payable, accrued expenses and other liabilities             (3,766)          (2,903)
       Accrued compensation                                                   (349)            (421)
       Income taxes payable                                                 (1,344)            (477)
       Deferred revenue                                                      1,027            3,407
                                                                       -----------     ------------
Net cash provided by operating activities                                    4,779            9,925
                                                                       -----------     ------------

Cash flows from investing activities:
     Acquisitions of property and equipment and other
       capital expenditures                                                 (3,597)          (2,069)
      Purchase of marketable securities                                    (58,654)         (32,983)
     Sale of marketable securities                                          28,250           12,775
                                                                       -----------     ------------
Net cash used in investing activities                                      (34,001)         (22,277)
                                                                       -----------     ------------

Cash flows from financing activities:
     Proceeds from exercise of employee stock options
       and stock purchases                                                   3,167            1,529
                                                                       -----------     ------------
Net cash provided by financing activities                                    3,167            1,529
                                                                       -----------     ------------

Effect of exchange rate changes on cash                                        751            1,298
                                                                       -----------     ------------

Net decrease in cash and cash equivalents                                  (25,304)          (9,525)

Cash and cash equivalents, beginning of period                              73,662           67,315
                                                                       -----------     ------------

Cash and cash equivalents, end of period                               $    48,358      $    57,790
                                                                       ===========     ============

Supplemental disclosure of noncash financing activities:
   Restricted stock awards                                             $       166      $       120

   The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of June 30, 2004 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2004, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2003 and included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2003.

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

Basic and diluted income per share are calculated as follows:

                                                              THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      06/30/04        06/30/03
                                                           --------        --------
Net income                                                 $  3,088        $  2,017

Denominator:
Weighted average common shares
outstanding-basic                                            24,873          24,457

Effect of dilutive securities (1)                               536              32
                                                           --------        --------

Weighted average common shares
outstanding-diluted                                          25,409          24,489
                                                           ========        ========

Net income per share, basic                                $   0.12        $   0.08
Net income per share, diluted                              $   0.12        $   0.08

                                                              NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      06/30/04        06/30/03
                                                           --------        --------
Net income                                                 $  6,239        $  2,234

Denominator:
Weighted average common shares
outstanding-basic                                            24,766          24,390

Effect of dilutive securities (1)                               590             152
                                                           --------        --------

Weighted average common shares
outstanding-diluted                                          25,356          24,542
                                                           ========        ========

Net income per share, basic                                $   0.25        $   0.09
Net income per share, diluted                              $   0.25        $   0.09

(1) Options to purchase 1,567,000 shares and 4,389,000 shares of the Company's Common Stock for the three months ended June 30, 2004 and 2003, respectively and 1,554,000 shares and 3,218,000 shares for the nine months ended June 30, 2004 and 2003, respectively were outstanding but were not included in the computations of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 536,000 shares and 590,000 shares and 32,000 shares and 152,000 shares were included in the computation of diluted net income per share for the three and nine months ended June 30, 2004 and 2003, respectively.

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

                                                              THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   06/30/04        06/30/03
                                                           --------        --------
Net income
   As reported                                             $  3,088        $  2,017
   Add: Stock-based employee compensation
    expense included in net income                               61              50
   Deduct: Stock-based employee compensation
    expense determined under the fair value
    based method for all awards, net of
    related tax effects                                      (1,610)         (3,158)
Pro forma net income/(loss)                                $  1,539        $ (1,091)
Earnings/(loss) per share:
   Basic - as reported                                     $   0.12        $   0.08
   Basic - pro forma                                       $   0.06        $  (0.05)
   Diluted - as reported                                   $   0.12        $   0.08
   Diluted - pro forma                                     $   0.06        $  (0.05)

                                                               NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   06/30/04        06/30/03
                                                           --------        --------
Net income
   As reported                                             $  6,239        $  2,234
   Add:  Stock-based employee compensation
    expense included in net income                              166             120
   Deduct:  Stock-based employee compensation
    expense determined under the fair value
    based method for all awards, net of
    related tax effects                                      (5,413)         (8,457)
Pro forma net income/(loss)                                $    992        $ (6,103)
Earnings/(loss) per share:
   Basic - as reported                                     $   0.25        $   0.09
   Basic - pro forma                                       $   0.04        $  (0.25)
   Diluted - as reported                                   $   0.25        $   0.09
   Diluted - pro forma                                     $   0.04        $  (0.25)

With the exception of restricted stock awards to non-employee members and the Chairman of the board of directors, no stock-based compensation cost is reflected in net income, as all stock-based awards granted under the Company's plans consist of stock options that have an exercise price equal to the market value of the underlying common stock on the date of grant.

D.    COMPREHENSIVE INCOME:

The following table reflects the components of comprehensive net income:

                                                                 THREE MONTHS ENDED
(IN THOUSANDS)                                             06/30/04        06/30/03
                                                           --------        --------
Net income                                                 $  3,088        $  2,017
Other comprehensive net income,
 Net of tax:
   Unrealized loss on securities arising during period         (194)           (225)
   Foreign currency translation adjustment                     (336)            702
                                                           --------        --------
Comprehensive income                                       $  2,558        $  2,494
                                                           ========        ========

                                                                 NINE MONTHS ENDED
(IN THOUSANDS)                                             06/30/04        06/30/03
                                                           --------        --------
Net income                                                 $  6,239        $  2,234
Other comprehensive net income,
 Net of tax:

   Unrealized loss on securities arising during period         (122)           (257)
   Foreign currency translation adjustment                      440           1,482
                                                           --------        --------
Comprehensive income                                       $  6,557        $  3,459
                                                           ========        ========

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

The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. A summary of the Company's revenues by geographical area is as follows:

                                                              THREE MONTHS ENDED
(IN THOUSANDS)                                             06/30/04        06/30/03
                                                           --------        --------
Revenues:

     United States                                         $ 26,510        $ 28,476
     Other Americas                                           2,375           2,722
     Intercompany                                             3,093           2,952
                                                           --------        --------
     Subtotal                                              $ 31,978        $ 34,150

     Europe/Middle East and Africa                           14,516          12,458
     Asia/Pacific                                             2,899           3,979

     Intercompany                                            (3,093)         (2,952)
                                                           --------        --------
     Total revenues                                        $ 46,300        $ 47,635
                                                           ========        ========

                                                               NINE MONTHS ENDED
(IN THOUSANDS)                                             06/30/04        06/30/03
                                                           --------        --------
Revenues:

     United States                                         $ 77,010        $ 77,939
     Other Americas                                           7,469           8,024
     Intercompany                                             9,205           6,102
                                                           --------        --------
     Subtotal                                              $ 93,684        $ 92,065

     Europe/Middle East and Africa                           42,581          34,649
     Asia/Pacific                                             8,764          10,299
     Intercompany                                            (9,205)         (6,102)
                                                           --------        --------
     Total revenues                                        $135,824        $130,911
                                                           ========        ========

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

No customer accounted for more than 10% of total revenues.

F.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of June 30, 2004 and September 30, 2003 consist of the following:

(IN THOUSANDS)                                             06/30/04        09/30/03
                                                           --------        --------
Goodwill                                                   $ 46,210        $ 46,210

Acquired technology                                          15,744          15,744
Accumulated amortization                                    (11,154)         (9,269)
                                                           --------        --------

Sub-total acquired technology                                 4,590           6,475
                                                           --------        --------

Other intangibles                                             3,009           3,009
Accumulated amortization                                     (2,358)         (1,784)
                                                           --------        --------

Sub-total other intangibles                                     651           1,225
                                                           --------        --------

Total intangible assets, net                               $ 51,451        $ 53,910
                                                           ========        ========

Other intangibles consist of customer contracts, backlog, customer lists and non-compete agreements.

Amortization expense of other intangible assets was $638 thousand and $1.1 million for the three months ended June 30, 2004 and 2003, respectively, and $2.5 million and $3.2 million for the nine months ended June 30, 2004 and 2003, respectively.

As of June 30, 2004, remaining amortization expense on existing intangibles for the next five years is as follows:

(in thousands)
-------------
2004 (remaining 3 mos.)   $   565
2005                        2,240
2006                        1,383
2007                          477
2008                          477
2009                           99
                          -------
Total                     $ 5,241
                          -------

G.    GUARANTOR ARRANGEMENTS

On January 17, 2003, the Company sold its industrial data normalization services operations. Prior to the sale, the Company had guaranteed the obligations of its subsidiary under an office lease covering the operation's principal place of business. This guaranty remains in full force and effect. As of June 30, 2004, the maximum potential amount due under this guaranty is $400 thousand. In accordance with the terms of the sale, the buyer has assumed primary liability under the lease and is obligated to indemnify the Company against all obligations arising under the lease. Based on the Company's evaluation of the buyer's ability to make the payments due under this lease, the Company believes that the estimated fair value of this guaranty is minimal. Accordingly, we have no liabilities recorded for this guaranty as of June 30, 2004.

We warrant that our software products will perform substantially in accordance with the product specifications as contained in certain associated documentation, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the product and refund the license fee paid. We warrant that our professional services will be provided in accordance with good professional practice, and that any software developed by our services organization will perform substantially in accordance with its approved specifications for a period of thirty days from initial delivery of the services to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, we would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or services warranties, our liability for breach of warranty is limited to the amount of the license or services fees actually paid, and we maintain insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, we believe the estimated fair value of these warranty obligations is minimal. Accordingly, we have no liabilities recorded for these warranty obligations as of June 30, 2004.

Under our standard end-user license agreement, we agree to indemnify our customers against infringement claims that may be brought by third parties asserting that our products infringe on certain intellectual property rights. In our services agreements with customers, we will also, as a matter of standard practice, agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of our services infringe on certain intellectual property rights, (b) against damages caused by our breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death, caused by our services personnel while on-site at customer premises. These indemnification provisions are generally based on our standard contractual terms. All such provisions, whether based on our standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnifications as negotiated may vary in duration and nature, and our obligations to indemnify may be unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to our knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that we maintain is sufficient to cover a refund of the license and services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, we have no liabilities recorded for any such indemnity obligations as of June 30, 2004.

When we acquire a business or a company, we may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grand fathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for the assumption of any such liabilities as of June 30, 2004.

H.    SUBSEQUENT EVENT

On July 9, 2004, the Company completed the acquisition of Raptor ASA Corporation, a provider of software solutions for the aviation industry. The total purchase price of the acquisition was $1.1 million. The amount of $600 thousand was payable at closing. The amount of $200 thousand is payable within thirty days after the first anniversary of the closing and $300 thousand is payable within thirty days after the second anniversary of the closing. Both of these payments are contingent upon the Seller's completion of knowledge transfer milestones.
Page 12

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

KEY HIGHLIGHTS OF THE COMPANY'S THREE AND NINE MONTHS ENDED JUNE 30, 2004

      - Net income increased $1.1 million over the comparable quarter for the prior year and $4.0 million over the comparable prior nine-month period.

      - Overall gross margin decreased by $600 thousand or 2% over the comparable quarter for the prior year and increased $4.4 million or 5% over the comparable prior nine-month period. The decrease for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is due to the decrease in software licenses sold without a commensurate decrease in expenses and an increase in the use of third party consultants implementing the Company's products. The increase for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 is due to an increase in software and support revenues without a commensurate increase in personnel and operating costs and a decrease in amortization of acquired technology.

      - Operating expenses, excluding amortization of intangibles decreased $2.1 million or 8% over the comparable quarter for the prior year and decreased $2.8 million or 4% over the comparable prior nine-month period. The majority of the decreases are attributable to decreases in sales and marketing expenses due to a reduction in the number of sales and marketing personnel. These decreases are partially offset by increases in product development expenses due to an increase in salaries and related benefits, as well as increases in costs to translate our MAXIMO product into numerous foreign languages.

      - Total revenues decreased $1.3 million over the comparable quarter for the prior year and increased $4.9 million over the comparable prior nine-month period. International revenues accounted for 43% of total revenues for the current quarter and year to date. Due to the increased strength in certain foreign currencies, especially the Euro, the British Pound and the Australian Dollar, the Company estimates that the current quarters revenues resulted in an increase of approximately $1.5 million as compared to the average prevailing exchange rates of the comparable quarter and $6.2 million over the comparable nine-month period. However, due to a similar effect of the exchange rates on operating expenses, the overall impact of foreign currency adjustments had an immaterial impact on net income for the current quarter and the prior nine-month period.

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

RESULTS OF OPERATIONS

REVENUES

                                Three                Three      Nine                 Nine
                                Months               Months     Months               Months
                                Ended      Change    Ended      Ended      Change    Ended
(in thousands)                 06/30/04      %      06/30/03   06/30/04      %      06/30/03
--------------------------------------------------------------------------------------------
Software licenses              $ 12,996     (15)%   $ 15,348   $ 36,658      3%     $ 35,685
Percentage of total revenues         28%                  32%        27%                  27%

Support and services           $ 33,304       3%    $ 32,287   $ 99,166      4%     $ 95,226
Percentage of total revenues         72%                  68%        73%                  73%

Total revenues                 $ 46,300      (3)%   $ 47,635   $135,824      4%     $130,911

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services.

Software license revenues decreased 15% to $13.0 million from $15.3 million for the three months ended June 30, 2004 and 2003, respectively, and increased 3% to $36.7 million from $35.7 million for the nine months ended June 30, 2004 and 2003, respectively. MAXIMO software license revenues decreased 13% to $12.4 million from $14.2 million for the three months ended June 30, 3004 and 2003, respectively, and increased 4% to $35.1 million from $33.7 million for the nine months ended June 30, 2004 and 2003, respectively. The decrease in MAXIMO software licenses for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is attributable to a decrease in the average selling price and the number of licenses sold offset by the positive effect of foreign exchange rates. Also, during the three months ended June 30, 2003, the Company concluded a large MAXIMO software license sale in the amount of $3.8 million. The increase in MAXIMO software licenses for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 is attributable to the positive effect of foreign exchange rates and an increase in sales of MAXIMO solutions for vertical industries. ITAM software license revenues were $637 thousand and $1.1 million for the three months ended June 30, 2004 and 2003, respectively and $1.6 million and $1.9 million for the nine months ended June 30, 2004 and 2003, respectively. The Company expects that revenues from ITAM licenses will continue to fluctuate over the next few quarters as a result of the Company's product development plans to replace this product in conjunction with the next version of MAXIMO.

Support revenues increased 8% to $17.7 million from $16.4 million for the three months ended June 30, 2004 and 2003, respectively, and increased 10% to $52.9 million from $48.2 million for the nine months ended June 30, 2004 and 2003, respectively. Support revenues have increased as a result of a cumulative increase in the number of MAXIMO customers, a strong renewal rate (90%) for support contracts and the positive effect of exchange rates. MAXIMO support revenues increased 10% to $17.0 million from $15.5 million for the three months ended June 30, 2004 and 2003, respectively, and increased 11% to $50.3 million from $45.5 million for the nine months ended June 30, 2004 and 2003, respectively. ITAM support revenues were $661 thousand and $873 thousand for the three months ended June 30, 2004 and 2003, respectively, and $2.5 million and $2.7 million for the nine months ended June 30, 2004 and 2003, respectively. The decrease in ITAM support revenues for the three and nine months ended June 30, 2004 is attributable to termination of older MainControl contracts without commensurate replacements from new customers.

Service revenues decreased 2% to $15.6 million from $15.9 million for the three months ended June 30, 2004 and 2003, respectively, and decreased 1% to $46.3 million from $47.0 million for the nine months ended June 30, 2004 and 2003, respectively. The decline in service revenues for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was comprised of a decline of $550 thousand in ITAM service revenues related to the decreases in software licenses sold, offset by an increase in MAXIMO service revenues of $250 thousand. The decline in service revenues for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 was comprised of a decline of $1.0 million in Enterprise Catalog Management services revenues due to the sale of our industrial data normalization services operations in January 2003, and by a decline in ITAM services revenues of $1.1 million due to a decrease in demand. The declines in ITAM and Enterprise Catalog Management service revenues were offset by an increase in MAXIMO service revenues of $1.7 million. The increase in MAXIMO services revenues was attributable to an increase in demand for product implementation services consistent with software revenue growth.

COST OF REVENUES

                                        Three                Three       Nine                  Nine
                                        Months               Months      Months                Months
                                        Ended     Change     Ended       Ended     Change      Ended
(in thousands)                         06/30/04      %      06/30/03    06/30/04      %       06/30/03
-----------------------------------------------------------------------------------------------------
Cost of software licenses              $  1,582     (39)%   $  2,596    $  5,289     (9)%     $  5,801
Percentage of software license               12%                  17%         14%                   16%

Cost of support and services           $ 14,960             $ 14,662    $ 45,140              $ 44,103
Percentage of support and services           45%      2%          45%         46%     2%            46%

Total cost of revenues                 $ 16,542             $ 17,258    $ 50,429              $ 49,904
Percentage of total revenues                 36%     (4)%         36%         37%     1%            38%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. The decrease in cost of software license revenues for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily attributable to a decrease in software purchased for resale related to the demand for our MAXIMO Mobile Suite product and a decrease in the amortization of acquired technology due to the cessation of amortization of a fully amortized asset. The decrease for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 was due to a decrease in the amortization of acquired technology due to the cessation of amortization of a fully amortized asset. This decrease was partially off set by an increase in software purchased for resale related to the demand for our MAXIMO Mobile Suite product. Amortization of acquired technology was $473 thousand and $844 thousand for the three months ended June 30, 2004 and 2003, respectively and $1.9 million and $2.5 million for the nine months ended June 30, 2004 and 2003, respectively.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues decreased 3% to $2.7 million from $2.8 million for the three months ended June 30, 2004 and 2003, respectively, and remained flat at $8.0 million for the nine months ended June 30, 2004 and 2003, respectively. The decrease for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is due to a decrease in personnel and operating expenses. Cost of support revenues, as a percentage of total support revenues was 15% and 17% for both the three and nine months ended June 30, 2004 and 2003, respectively. The decrease as a percentage of total support revenues was attributable to an increase in support revenues without a commensurate increase in expenses and personnel.

Cost of service revenues increased 3% to $12.3 million from $11.9 million for the three months ended June 30, 2004 and 2003, respectively, and increased 3% to $37.2 million from $36.1 million for the nine months ended June 30, 2004 and 2003, respectively. Cost of service revenues, as a percentage of total service revenues was 79% and 75% for the three months ended June 30, 2004 and 2003, respectively and 80% and 77% for the nine months ended June 30, 2004 and 2003, respectively. The increases for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is attributable to an increase in salaries and related benefits of $200 thousand and increases in utilization of third party consultants of $220 thousand offset by a decrease of $55 thousand in travel and entertainment expenses. The increases for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 is attributable to an increase in salaries and related benefits of $600 thousand and an increase in the utilization of third party consultants of $1.4 million to implement MAXIMO. The increases were partially offset by a decrease of $420 thousand in travel and entertainment expenses and a $500 thousand decrease in the use of third party service providers by our industrial data normalization services operations that was sold in January 2003.

OPERATING EXPENSES

                                      Three                 Three       Nine                 Nine
                                      Months                Months      Months               Months
                                      Ended      Change     Ended       Ended      Change    Ended
(in thousands)                       06/30/04       %      06/30/03    06/30/04      %      06/30/03
----------------------------------------------------------------------------------------------------
Sales and marketing                  $ 13,941     (13)%    $ 16,074    $ 41,486      (9)%   $ 45,765
Percentage of total revenues               30%                   34%         31%                  35%

Product development                  $  7,001       8%     $  6,512    $ 21,104       7%    $ 19,656
Percentage of total revenues               15%                   14%         16%                  15%

General and administrative           $  4,280     (10)%    $  4,764    $ 13,134       1%    $ 13,118
Percentage of total revenues                9%                   10%         10%                  10%

Amortization of other intangibles    $    165     (27)%    $    226    $    574     (18)%   $    704
Percentage of total revenues                1%                    1%          1%                   1%

Sales and marketing expenses decreased 13% to $13.9 million from $16.1 million for the three months ended June 30, 2004 and 2003, respectively, and decreased 9% to $41.5 million from $45.8 million for the nine months ended June 30, 2004 and 2003, respectively. The decrease for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily attributable to a $1.2 million decrease in salaries and related benefits due to a reduction in the number of sales and marketing personnel, a $300 thousand decrease in advertising expenses and a $400 thousand decrease in sales commissions due to the decrease in software license revenues. The decrease for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 was primarily attributable to a $3.4 million decrease in salaries and related benefits due to a reduced number of sales and marketing personnel and a $1.2 million decrease in advertising expenses. In addition, in the three and nine months ended June 30, 2003, the Company recorded $700 thousand of severance costs related to a reorganization of the sales and marketing organization. The decreases for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 were partially offset by a $700 thousand increase in sales commissions due to increases in software license sales and changes in the sales commission policy that was implemented at the beginning of fiscal year 2004.

Product development expenses increased 8% to $7.0 million from $6.5 million for the three months ended June 30, 2004 and 2003, respectively and increased 7% to $21.1 million from $19.7 million for the nine months ended June 30, 2004 and 2003, respectively. The increase for both the three and nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003 was primarily attributable to increases in product development salaries and related benefits and increases in the costs to translate our products into foreign languages. The Company is focusing the majority of its development on a new version of MAXIMO. The new version will incorporate the features of ITAM and a new product in the consolidated service desk market. The Company also expects to continue to make enhancements to MAXIMO and to develop industry-specific functionality in a manner commensurate with future expectations of revenues and income from sales of the resulting product enhancements and functionality.

General and administrative expenses decreased 10% to $4.3 million from $4.8 million for the three months ended June 30, 2004 and 2003, respectively, and remained flat at $13.1 million for the nine months ended June 30, 2004 and 2003, respectively. The decrease for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily attributable to a general decrease in budgeted spending and a decrease in bad debt reserves of $75 thousand.

The decrease in amortization of other intangibles expense for the three and nine months ended June 30, 2004 and 2003, respectively and was due to the cessation in the amortization of a fully amortized intangible asset.

NON-OPERATING EXPENSES

                                       Three                Three       Nine                 Nine
                                       Months               Months      Months               Months
                                       Ended      Change    Ended       Ended      Change    Ended
(in thousands)                        06/30/04      %      06/30/03    06/30/04      %      06/30/03
----------------------------------------------------------------------------------------------------
Interest income                        $ 313        53%     $ 205       $ 761        28%    $    596
Other income/(expense), net            $  35       (79)%    $ 169       $(292)     (125)%   $  1,150

Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. The decrease in other income was due to foreign currency exchange rate transaction losses. Also contributing to the decrease for the nine months ended June 30, 2004 is a one-time gain of approximately $407 thousand from the sale of the Company's industrial data normalization services operations in January 2003.

INCOME TAXES

The Company made a provision for taxes at the effective rate of 35% for the three and nine months ended June 30, 2004, respectively, and 36% for the three and nine months ended June 30, 2003, respectively. The decrease in the effective tax rate is primarily attributable to the utilization of net operating loss carryforwards. The tax provision was calculated on income generated in domestic and foreign tax jurisdictions and changes in the Company's net deferred tax assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had cash and cash equivalents of $48.4 million and marketable securities of $51.0 million, and working capital of $35.8 million.

Cash provided by operations was $4.8 million for the nine months ended June 30, 2004, primarily attributable to income generated by operations, offset by payments of accrued liabilities and an increase in trade receivables.

Cash used in investing activities was $34.0 million for the nine months ended June 30, 2004 and was primarily used in the purchase of marketable securities, partially offset by sales of securities.

Cash provided by financing activities was $3.2 million for the nine months ended June 30, 2004 and represents proceeds from the Company's Employee Stock Option and Purchase Plans.

As of June 30, 2004, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. The Company's corporate headquarters are under lease through December 31, 2009. The Company leases its other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology.

The Company expects that its cash flow from operations together with its current cash and marketable securities will be sufficient to meet its working capital and capital expenditure requirements through at least June 30, 2005. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations, leaving its cash reserves available for acquisitions, other investments and unanticipated expenditures. The Company has no long-term debt obligations. The factors which might impact the Company's cash flows include those which might impact the Company's business and operations generally, as described below under the heading "Factors Affecting Future Performance."

FACTORS AFFECTING FUTURE PERFORMANCE

The nature of forward-looking information is that such information involves significant assumptions, risks and uncertainties. Certain public documents of the Company and statements made by our authorized officers, directors, employees, agents and representatives, acting on behalf of the Company, may include forward-looking information, which will be influenced by the factors described below, and by other assumptions, risks and uncertainties. Forward-looking information is based on assumptions, estimates, forecasts and projections regarding the Company's future results as well as the future effectiveness of the Company's strategic plans and its operational decisions. Forward-looking statements made by or on behalf of the Company are subject to the risk that the forecasts, projections, and expectations of management, or assumptions underlying such forecasts, projections and expectations, may prove to be inaccurate. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by or on behalf of the Company. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results and actions to differ materially from forward-looking statements.

THE TRADITIONAL MARKET FOR OUR MAXIMO PRODUCT IS MATURE AND SATURATED AND PRESENTS LIMITED OPPORTUNITY FOR GROWTH.

MAXIMO has been the industry-leading plant floor capital asset maintenance product for a number of years, and we have acquired a large number of customers in this market. However, most large industrial organizations have made significant investments in systems that support the maintenance of their capital assets, and opportunities for new MAXIMO sales in the EAM market are in a state of continuous decline. In addition, the emergence and growth of this market have attracted a large number of competitors, and most of the largest software companies that sell into complementary markets have developed competing asset maintenance products. It is likely that this market will continue to mature, there will be fewer sales opportunities for the Company, and competitive forces will put downward pressure on our average sales prices and rates of success. While we continue to strengthen our MAXIMO offering, these efforts may not be sufficient to overcome the effects of maturity and saturation in our traditional market, and our revenues, margins, results of operation and financial condition may be materially and adversely impacted.

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

WE DEPEND SUBSTANTIALLY ON OUR MAXIMO PRODUCT, AND ANY DEVELOPMENTS THAT CAUSE REDUCED MARKET ACCEPTANCE OF MAXIMO WOULD HARM OUR BUSINESS.

Most of our revenues are derived from the licensing of our MAXIMO family of products and sales of related services and support. Our financial performance depends largely on continued market acceptance of MAXIMO, and on the acceptance and market penetration of MAXIMO 5, our current Internet-centric version of MAXIMO. We believe that continued market acceptance of MAXIMO, and our revenue stability and growth, will largely depend on our ability to continue to enhance and broaden the capabilities of MAXIMO 5, both by broadening the core MAXIMO functionality and by developing specialized functionality targeted at key customer industries. New Internet technologies, standards, applications, functions and features are developing rapidly and are continuously being introduced, competing for acceptance in the market, and changing, and we must accurately anticipate technology and market trends and make the right choices in order to keep MAXIMO 5 at the forefront in its market from a technological perspective. Any factor adversely affecting sales of MAXIMO, such as delays in further development, significant software flaws, incompatibility with significant hardware platforms, operating systems or databases, increased competition, poor technology decisions or negative evaluations of the product, would have a material adverse effect on the Company's business and our results of operations. In addition, in the event that our development efforts are not progressing as intended, or if our new product releases or technologies are not successful in the markets they are intended to address, we may increase our rate of expenditure in this area over and above the level of investment experienced in the past or previously projected, which could have a material adverse effect on our results of operation or financial condition.

OUR SALES EFFORTS DEPEND IN PART ON STRATEGIC RELATIONSHIPS WITH OTHER
COMPANIES.

We have entered into strategic relationships with various larger companies, such as IBM Corporation, SAIC, Accenture, Hewlett-Packard Company and others. In order to generate revenue through these relationships, each party must coordinate with and support the other's sales and marketing efforts, and each party must make significant sales and marketing investments. Our ability to generate revenues through these relationships depends in large part upon the efforts of these other companies, which are outside of our control. The efforts of these companies may in turn be influenced by factors internal to these companies, or by developments in their respective industries or markets, that we fail to anticipate.

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

WE FACE CHALLENGES WITH THE MAINCONTROL ACQUISITION, AND WE MAY NOT BE SUCCESSFUL IN ADDRESSING A NEW AND BROADER MARKET.

When we acquired MainControl, Inc., which developed a product that enables companies to manage, track and maintain their IT assets, such as computers, telephones and networks, one of our assumptions was that our existing customers might be interested in purchasing our new IT product. With the acquisition of MainControl, our positioning with existing and prospective customers has changed in that we are now offering products which can manage more of a company's critical physical assets, such as IT assets, in addition to those managed by MAXIMO, such as plant floor assets, vehicles and facilities. It is possible that our attempts to characterize this combination of target markets as a single or composite market will not be accepted within the industry, by market analysts or by our customers, and as a result we might not gain the cross-market sales opportunities and synergies that we hoped for in the MainControl acquisition. Finally, we have announced our intention to integrate the MAXIMO MainControl product into our MAXIMO platform, utilizing the same leading edge Internet-centric architecture and technologies as contained in MAXIMO in order to provide a common platform from which a customer's critical assets may be managed. It is possible that prospective customers may prefer to wait until this integrated solution is available before purchasing MAXIMO MainControl, and it is possible that during the interim period while the integrated version is under development such customers may decide to purchase a competing product; in either case, revenues from MAXIMO MainControl would be deferred or lost entirely, and there could be a material and adverse impact on our business and results of operations.

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The markets for strategic asset management software such as MAXIMO and MAXIMO MainControl are fragmented by geography, by market and industry segments, by hardware platform and by industry orientation, and are characterized by a large number of competitors including both independent software vendors and certain ERP vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. MAXIMO also competes with integrated ERP systems, which include integrated maintenance modules offered by several large vendors, such as SAP, Oracle, and others. MAXIMO MainControl competes with companies in ITAM market, such as Peregrine Systems and Computer Associates. Currently, MAXIMO competes with products of a number of large vendors, some of which have traditionally provided maintenance software operating in a client/server environment and are now developing or offering systems that are Web-architected. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.

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

We are highly dependent on certain key executive officers, technical and sales employees, and the loss of one or more of such employees could have an adverse impact on our future operations. We do not have employment contracts with any personnel, and we do not maintain any so-called "key person" life insurance policies on any personnel. We continue to hire additional sales, services and technical personnel. Competition for hiring of such personnel in the software industry is intense, and from time to time we may experience difficulty in locating candidates with the appropriate qualifications within the desired geographic locations, or with certain industry specific expertise. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees.

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

At June 30, 2004, the Company held $99.4 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Cash equivalents are classified as available for sale and valued at amortized cost, which approximates fair market value. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company develops its products in the United States and markets them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, the Company has no hedging contracts.

ITEM 4. CONTROLS AND PROCEDURES

MRO Software carries out periodic evaluations, under the supervision of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

On July 15, 2004, the Company filed a current report on Form 8-K disclosing its results of operations for the quarter ended June 30, 2004.

The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expense in furnishing those materials.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MRO SOFTWARE, INC.

Date: August 13, 2004                       By: /s/ Peter J. Rice
                                                ---------------------------
                                                Peter J. Rice
                                                Executive Vice President -
                                                Finance and Administration,
                                                Chief Financial Officer and
                                                Treasurer
                                                (Principal Financial Officer)

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