Form 10-K
period 2004-09-30
MRO SOFTWARE INC
filed 2004-12-14
CIK 920354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K []

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price on March 31, 2004 was $202,874,056.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 25,215,604 shares of common stock, $.01 par value per share, as of December 10, 2004.

                       DOCUMENT INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2004.

                               MRO SOFTWARE, INC.
                             FISCAL 2004 FORM 10-K

                                     INDEX

ITEM                                                                           PAGE
----                                                                           ----
PART I

Item 1:   Business                                                              4
Item 2:   Properties                                                            11
Item 3:   Legal Proceedings                                                     12
Item 4:   Submission of Matters to a Vote of Security Holders                   12

PART II

Item 5:   Market for Registrant's Common Equity, Related Stockholder            12
          Matters and Issuer Purchases of Equity Securities
Item 6:   Selected Financial Data                                               14
Item 7:   Management's Discussion and Analysis of Financial                     15
           Condition and Results of Operations
Item 7A:  Quantitative and Qualitative Disclosures About Market                 32
           Risk
Item 8:   Financial Statements and Supplementary Data                           33
Item 9:   Changes in Disagreements with Accountants on Accounting               60
           and Financial Disclosure
Item 9A:  Controls and Procedures                                               60
Item 9B:  Other Information                                                     60

PART III

Item 10:  Directors, Executive Officers, Promoters and Control Persons          61
           of the Registrant
Item 11:  Executive Compensation                                                63
Item 12:  Security Ownership of Certain Beneficial Owners and Management        63
Item 13:  Certain Relationships and Related Transactions                        63
Item 14:  Principal Accountant Fees and Services                                63

PART IV

Item 15:  Exhibits, Financial Statement Schedules and Reports on Form           64
          8-K

          Signatures                                                            66

          Exhibit Index

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

MAXIMO(R) and MainControl(R) are registered trademarks of MROI. MRO Software(TM), Make It All Count(R) MAXIMO Enterprise(TM), MAXIMO Extended Enterprise(TM), MAXIMO Enterprise Suite(TM), MAXIMO Buyer(TM), MAXIMO Scheduler(TM), MAXIMO Workflow(TM), MAXIMO Project Manager, MAXIMO Discovery(TM), MAXIMO Enterprise Adapter(TM), MAXIMO Mobile Suite(TM), MAXIMO Illustrated Parts Catalog(TM), Supplier E-Commerce Adapter(TM), MRO.COM(TM) and MRO Operations Center(SM) are trademarks and service marks of MROI. IBM(R), WebSphere, AIX and DB2 are trademarks of IBM Corporation, or its subsidiaries. Microsoft(R) is a registered trademark of Microsoft Corporation, Oracle(R) is a registered trademark of Oracle Corporation, and Java(R) is a registered trademark of Sun Microsystems Corporation. Other company and product names may be trademarks of the respective companies.

(C) 2004 MRO Software, Inc. All rights reserved.

                                     PART I

ITEM 1. BUSINESS

GENERAL

MRO Software is a leading global provider of strategic asset management solutions, software and related services. Strategic asset management is the management and optimization of the business processes required to keep our customers' critical assets productive. Critical assets are those that have a significant impact on operations and performance, including assets used in production, facilities, transportation and information technology (IT) operations. The Company's strategic asset management software products and services allow our customers to manage the complete lifecycle of their critical assets, including: planning, procurement, deployment, tracking, maintenance and retirement. Our strategic asset management software products and services include MAXIMO for the Enterprise Asset Management (EAM) market and MAXIMO MainControl for the IT Asset Management (ITAM) market. Using MRO Software's products and services, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset base.

MRO Software was incorporated in Massachusetts in 1968 as Project Software & Development, Inc. (PSDI). In fiscal 2001, the Company changed its name to MRO Software, Inc. and its trading symbol to "MROI". Our headquarters are located in Bedford, Massachusetts, U.S.A., and our website may be viewed at www.mro.com. Through a link on the Investor Relations section of our website, we make available all the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

During the past two years, the Company has made significant investments in the development of our next generation of MAXIMO: Maximo Enterprise Suite (MXES). The main objective of the MXES product is to accomplish the following: First, this new suite of products will incorporate the Company's current EAM and ITAM capabilities onto a common platform - the MAXIMO multi-tier enterprise environment. Second, MXES will deliver a greatly enhanced application set for the EAM and ITAM markets. Third, MXES will deliver substantial new IT Help Desk and Service Desk functionality, and allow the Company to enter new markets that present significant opportunities for new revenue streams. The Help Desk and Service Desk markets are new to the Company, and our initial strategy for penetrating these markets will be to target existing MAXIMO customers. We believe that our MAXIMO customers are seeking to consolidate software applications. We will promote MXES as a means for our customers to realize reduced IT costs and enhanced productivity by consolidating all of their EAM, ITAM, Help Desk and Service Desk applications onto one platform. We will also compete in Help Desk and Service Desk opportunities where MAXIMO has not been installed, and conversely, we believe that the addition of these products will improve our ability to sell into the traditional EAM and ITAM markets. MXES will also include specific functionality for the outsourced service provider market that the Company believes is a growing market segment. The Company expects MXES to be generally available to customers early in calendar year 2005.

Our objective is to create a sustainable competitive advantage by serving the market for strategic asset and service management. Our approach is to provide customers with the ability to consolidate fragmented point solutions with a single, flexible, functional and modern software product capable of managing a wide variety of asset-related business processes. We have focused on building our business strategies around key strengths, such as our commitment to research and development, our diverse customer base, and our domain knowledge of complex asset management business problems. We believe that our extensive expertise in asset management solutions for production, facilities, transportation, and IT -- combined with our vertical domain knowledge in many industries - can and will distinguish us from our competitors. We believe that our steadfast focus on this holistic approach to asset and service management will drive future success and allow the Company to continue to be a stable, profitable and growth-oriented company.

During fiscal 2004, the Company completed the acquisition of Raptor ASA Corporation, a provider of software solutions for the aviation industry. The Raptor technology will be integrated into MXES. We also expanded our focus on MAXIMO Industry Solutions. These vertically specialized solutions provide deep functionality that addresses specific requirements of certain key industries that we have targeted. We are focused on the following industries: utilities (including nuclear, fossil-fueled and other generation, transmission and distribution), oil and gas, aviation, transportation, and pharmaceuticals. During fiscal 2004, we upgraded the MAXIMO Transportation Industry Solution and released new industry solutions for the pharmaceutical, oil & gas, and the nuclear energy industry. These solutions have been brought to market on a timely basis because they are built on the MAXIMO platform, which enables rapid development of functional layers that leverage MAXIMO's existing capabilities without having to make changes to MAXIMO.

The Company reports all its revenue in one reportable business segment. The Company markets its products through a direct sales organization in all geographies, and in combination with distributors outside of North America. MRO Software has sales offices throughout North America, Europe, Asia/Pacific and Latin America. Financial information relating to business segments and international operations can be found in Note N of the Consolidated Financial Statements, in Item 8 of this Annual Report on Form 10-K.

PRODUCTS

MAXIMO (MAXIMO EAM)

MAXIMO is the market-leading solution in the EAM market. MAXIMO helps companies in asset-intensive industries increase their return on assets (ROA) while decreasing their operational costs, including the costs of transacting with their suppliers. The MAXIMO suite of software products is used to plan and manage ongoing Maintenance Repair and Operations (MRO) and to track related labor, parts and costs. Using MAXIMO, customers can prioritize tasks, assign work based on the availability of necessary parts and labor, and analyze equipment failures in order to implement appropriate preventive maintenance measures. MAXIMO is available in English, Brazilian Portuguese, Dutch, French, German, Italian, Japanese, Korean, Swedish, Latin American Spanish, and Simplified Chinese. MAXIMO is also localized into additional non-English languages via our local agents.

MAXIMO FEATURES

MAXIMO is composed of a series of comprehensive capabilities that communicate with a relational database management system. MAXIMO operates on a variety of commonly used server hardware platforms and network operating systems, and also uses leading commercial databases, including Oracle and Microsoft SQL Server. Core application features and functions in MAXIMO include:

ASSET MANAGEMENT. MAXIMO Asset management means identifying, tracking, locating, maintaining and analyzing physical assets, especially those that impact the customer's operations and performance, including their revenue stream. MAXIMO captures critical asset-related data and makes it easily accessible and useful in driving our customers' business processes, and for analysis, planning and real-time decision-making.

WORK MANAGEMENT. MAXIMO work management capabilities execute all processes related to work performed on assets, from initial work request through work order generation, job completion and recording of actual results. The ability to track, manage and analyze work requests, labor, planning and scheduling can help organizations improve productivity. Work management compares budgets or estimates against actual and historical work orders.

MATERIALS MANAGEMENT. MAXIMO materials management capabilities enable our customers to consolidate vendor lists, automate procurement processes, track repairable spares and reduce inventory levels. As a result, customers can generate significant savings by accurately tracking materials and their usage, reduce their inventory and eliminate unnecessary spending. MAXIMO creates greater efficiency and ensures that the customer has the right parts at the right time.

PROCUREMENT. MAXIMO procurement capabilities enable organizations to plan and consolidate purchasing activity, streamline purchasing processes and comply with existing purchase contracts. MAXIMO purchasing creates requests for proposals, blanket purchase orders and purchase agreements, purchase requisitions and purchase orders, records receipt of goods, analyzes vendor performance and integrates with accounting applications, including invoice matching and multiple currency functionality.

ANALYSIS. The ability to analyze data captured in MAXIMO provides companies with critical knowledge to improve and optimize their maintenance initiatives across all functional areas. MAXIMO Key Performance Indicators (KPIs) and reports make it possible to identify areas or activities that need improvement. In addition to KPIs, MAXIMO provides a comprehensive set of pre-defined functional and exception reports that provide detailed information on all customer maintenance operations.

MAXIMO INDUSTRY SOLUTIONS. The Company seeks to expand its market share in targeted vertical markets by offering pre-configured, industry-specific, focused applications for MAXIMO. We are focused on the following industries: utilities (including nuclear, fossil-fueled and other generation, transmission and distribution), oil and gas, aviation, transportation, and pharmaceuticals. Each industry is supported with scalable solutions that embody our deep domain expertise and that run on industry-standard databases, application servers and hardware platforms, complemented by offerings from key alliance partners in certain sub-specialty areas.

MAXIMO OPTIONS

In addition to the robust capabilities provided by MAXIMO there are many options available for those that require extended functionality. A variety of options can be added on to expand the capabilities of MAXIMO, including the following:
MAXIMO Mobile Suite, MAXIMO Project Manager, MAXIMO Desktop Requisition, MAXIMO Illustrated Parts Catalog, MAXIMO Enterprise Adapters, MAXIMO e-Commerce Adapters, MAXIMO Workflow, and Online Commerce Services (OCS).

ONLINE COMMERCE SERVICES (OCS)

MRO Software provides solutions to support asset-centric procurement by offering distributors and manufacturers of industrial and office products the capabilities to successfully implement or augment their e-Commerce initiatives. OCS provides suppliers with a variety of hosted applications including the ability to accept, process and respond to electronic purchase orders transmitted from MAXIMO and other popular e-Procurement applications; to manage supplier and buyer profiles and relationships; and to process e-Commerce transactions. This service also provides suppliers with the capabilities to host an on-line searchable electronic catalog, and with the tools for the management, customization and publication of electronic catalog content. Our customers have the ability to provide a Web storefront with comparison tools, shopping cart, e-Commerce transaction processing and payment processing. OCS also provides suppliers with the capability to provide real-time pricing and availability to buyers as well as real-time transaction processing by integrating with the suppliers "back-end" ERP systems.

MAXIMO MAINCONTROL (MAXIMO ITAM)

MAXIMO MainControl is a leading solution for the ITAM market and provides management of IT assets across their entire lifecycle from planning and procurement to retirement and disposal.

MAXIMO MAINCONTROL FEATURES

MAXIMO MainControl addresses the numerous IT asset management issues facing an organization, such as:

MAXIMO ASSET TRACKER: provides autodiscovery and software usage tracking tools, that enables the user to know where its IT assets (hardware, software and peripherals) are at all times, and to see the asset location history, owners, users and configuration changes.

CONTRACT MANAGEMENT: enables the user to track and manage contracts and obligations, from purchase contracts to subscription, lease, maintenance, software licensing and service contracts.

FINANCIAL MANAGEMENT: supports budget planning with a spreadsheet import/export facility and allows budget tracking by account, cost center and cost type to assist with technology procurement and management.

PROCUREMENT: provides comprehensive, online management of IT asset procurement and the ability to fully integrate with a wide variety of procurement systems. MAXIMO MainControl enables users to select vendors and equipment from online catalogs, check contract terms, generate purchase requisitions, approve requests, generate orders and allocate planned expenses to budget accounts.

SERVICE MANAGEMENT: manages all requests regarding IT assets and services, provides a complete history of all activities involved in problem resolution, planning and change management activities. This capability improves service levels and increases employee productivity.

COMPLIANCE: tracks and manages all software installations in the organization, and allows the user to ensure software license compliance. Customers are able to establish a software management process to track license terms, and to conduct internal software audits and other compliance-related activities.

BUSINESS CONTINUITY: supports the requirements to integrate and automate the response and recovery process for technology assets in the event of a business disruption.

PRODUCT ARCHITECTURE

MAXIMO components are built on Sun Microsystem's Java technology, specifically the Java 2 Platform, Enterprise Edition ("J2EE"), to take full advantage of today's enterprise environment. J2EE defines a standard for developing multi-tier enterprise applications. J2EE simplifies enterprise applications by basing them on standardized, modular components, by providing a complete set of services to those components, and by handling many details of application behavior automatically. MAXIMO is the first asset management solution to be developed and commercially deployed on a standards-based pure-Internet architecture. MAXIMO, with its industry-leading, best-of-breed functionality, was designed with global organizations in mind.

J2EE provides application portability, scalability, interoperability and security models for Internet applications. For example, it has an extensive library of routines for Internet protocols like HTTP and FTP. This makes creating and managing network connections much easier, enabling applications to open and access objects across the Internet via URLs with the same ease as accessing a local file system. Also, because HTTP is a request-response protocol and individual requests are treated independently, an Internet application needs a mechanism for identifying a particular client and the state of any "conversation" it is having with that client. The MAXIMO Web servers and applications servers provide session management capabilities, and can easily manage session states for Internet-based connections.

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

Our asset-centric procurement solutions (OCS) use an Internet oriented, scaleable architecture to support a full Web browser-based environment. OCS allows real-time communications between buyers and suppliers based on XML standards. OCS applications are hosted by the Company at an outsourced hosting facility.

STANDARDS BASED INTEROPERABILITY

Enterprises today require systems that will collaborate within their enterprise and with their partners and customers. They require business systems that will address their business needs efficiently and adapt to changes as their business needs or environment changes. Our interoperability products simplify and expedite the implementation of our core product suites. These products are based upon our extensive experience in providing integration with a number of major marketplaces and ERP systems such as those offered by SAP AG, Oracle Corporation and PeopleSoft, Inc. Our MAXIMO interoperability framework supports collaboration between MAXIMO and those enterprise business systems for which this requirement most frequently arises. This allows enterprises to focus on their operational procedures, and provides them with the flexibility to choose which business system to use to manage specific business processes.

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

As of September 30, 2004, the Company employed a technical hot-line support staff of 102 employees operating out of the Company's corporate headquarters in Massachusetts and four international technical response centers located in the United Kingdom, Australia, Canada, and Brazil as well as in six satellite support offices in China, Korea, Mexico, Japan, Sweden and McLean, Virginia. Support services are provided on a seven-day week, 24-hour day basis using our support centers in United Kingdom, Australia, United States (Bedford, MA) and Canada. The Company also provides premium support via resources dedicated to meeting the needs of our larger enterprise-wide clients. Premium Support is a fee-based service provided in addition to all of the standard support provided to all of our clients.

Subscribers to the Company's annual support services are entitled to receive (i) customer service and technical support by telephone, fax, online via the Internet and electronic mail (ii) a newsletter and periodic technical bulletins,
(iii) an invitation to attend the Company's annual user group meeting and (iv) periodic software updates and software upgrades. Support contracts are a stable source of recurring revenue.

PROFESSIONAL AND EDUCATIONAL SERVICES

The Company offers services designed to assist customers in completing the process of successfully implementing the Company's business solutions and getting the most value from MAXIMO. As of September 30, 2004, the Company employed a consulting and training staff of 255 employees. The Company's international distributors also provide services within their geographic territories.

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

The Company conducts comprehensive training programs covering Company applications and concepts for its end-users and partners. Training is offered at the Company's headquarters in Massachusetts and at regional centers in California, Georgia, Virginia, Australia, France, Germany, Italy, Sweden, the United Kingdom and the Netherlands. The Company also offers on-site training classes at customer sites upon request. We also offer Web-based training that consist of a series of self-paced lessons and virtual classroom training.

CUSTOMERS

The Company's customers operate in a broad range of vertical industries including: facility/property management, discrete and process manufacturing, public sector, oil and gas, transportation, aviation, utilities, financial services consumer/retail, pharmaceutical and professional services. The Company's products have been installed and are supported in all major markets worldwide. Local language support is provided in many of these markets.

SALES AND MARKETING

The Company markets its products in the United States through a marketing and direct sales organization. As of September 30, 2004, we employed a marketing and direct sales organization of 119 employees operating out of its Massachusetts headquarters and sales offices in California, Colorado, Florida, Georgia, Illinois, Maryland, Michigan, New Jersey, New York, Texas and Virginia. In addition, the Company markets its products outside the United States through a sales force of 100 employees, operating from sales offices in Australia, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Mexico, the Netherlands, Singapore, Sweden, Thailand and the United Kingdom and through distributors in parts of Africa, Asia, Europe, the Middle East, and Latin America. Approximately 40% of the Company's total revenues were derived from sales outside the United States for fiscal years ended 2004, 2003 and 2002, respectively. The United Kingdom represented approximately 15% of these international sales for fiscal years ended 2004, 2003, and 2002, respectively. Approximately 9% of the Company's total long-lived assets were located outside the United States for fiscal years ended 2004, 2003, and 2002, respectively.

The Company markets its products through advertising campaigns in national trade periodicals, direct mail, public relations activities, seminars and its Web site (http://www.mro.com). These efforts are supplemented by listings in relevant trade directories, exhibitions at trade shows and conference appearances. Initial leads are qualified by our tele-marketing operation before being turned over to either the direct sales force or tele-sales.

In certain situations, the Company uses resellers that are located around the world to supplement our direct sales force in territories where the Company does not have subsidiaries or a strong direct sales infrastructure.

The sales cycle for strategic asset management products, from the initial sales presentation to the issuance of a purchase order, typically ranges from nine to twelve months. The Company believes that customers generally choose the Company's products and services based on the features they provide and upon a preference for the product architecture, reduced implementation time, extensive domain expertise and ease of use, and the resulting low total cost of ownership and demonstrable return on investment.

Delivery lead times for the Company's products are short and, consequently, substantially all of the Company's software revenues in each quarter result from the orders received in the quarter. Accordingly, the Company only maintains a backlog for its consulting and training services and believes that its backlog at any point in time is not a reliable indicator of future sales and earnings.

STRATEGIC ALLIANCES

MRO Software's alliance program is designed to bring value to asset-intensive companies on a global basis through collaboration with world-class product and service partners. Our alliance program enhances the Company's market reach and potential revenue streams while at the same time ensuring that exacting standards of quality are met in partnering engagements.

The Company works closely with major consultancies and systems integrators and has formed alliances with such firms as HP, IBM and SAIC. The Company also works closely with consulting and systems integration firms that offer deep domain expertise in very select core markets that complement ours. Examples would include CGI-AMS (part of CGI Group, Inc.) and EMA, Inc. In addition, the Company has partnerships with specific solution providers that offer a complementary solution to MAXIMO, such as Barchan Associates, LLC, Bentley Nevada, LLC, Computational Systems, Inc., Cyco Software, Environmental Systems Research Institute, Inc. (ESRI), Fisher-Rosemount Systems, Inc, Intergraph Corporation, Meridium, Inc., Mobile Data Solutions, Inc., Optram, Inc., OSIsoft, Inc., Primavera Systems, Inc. and Spescom Software, Inc.

The Company has also developed managed services, reseller and OEM relationships. We have agreements with partners such as ABB Service Worldwide (an affiliate of Asea Brown Boveri), Accenture, and HP, who resell our products using their own sales resources. We market the Syclo, LLC. products as part of the MAXIMO Mobile solution.

The Company has licensing arrangements with companies that offer technology that enhances the performance of our solutions, broadens their applicability and or optimizes their functionality. The Company re-brands and sells some of its technology partners' products on an OEM basis, while products from other technology partners are either embedded in our solutions or offered as separate add-ons. We continuously monitor the marketplace for partners with leading edge technology conducive to the advancements that we have planned for our own products and services, and create new agreements as appropriate. Technology partners include: BEA Software, HP, IBM, Oracle Corporation, Microsoft Corp., Sun Microsystems, Inc., Syclo LLC and Actuate Corporation.

COMPETITION

The Company's suite of strategic asset management solutions has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. The current competitors include traditional Enterprise Resource Management (ERM) providers such as SAP, PeopleSoft and Oracle. Our competitors also include niche providers such as Datastream Systems Inc. and Indus International that focus on segments of the EAM market. BMC Software, Computer Associates and Peregrine Systems are competitors that focus on the ITAM market. With the expansion into the IT Service Desk and IT Help Desk markets, the Company expects competition in these markets to include BMC Software, Computer Associates, Peregrine and HP.

PRODUCT DEVELOPMENT

The Company has made substantial investments in research and software product development. The Company's total product development expenses in fiscal years 2004, 2003 and 2002 were $28.5 million, $26.5 million and $26.9 million, respectively. As of September 30, 2004, the Company's research and development staff consisted of 210 employees. The Company's development organization is comprised of relatively small teams of senior level developers and engineers, who focus on different areas of development. The Company maintains development centers in Massachusetts, Florida, Michigan, Virginia, Canada and Brazil. We also utilize the services of offshore technology partners in India to supplement our development efforts.

In fiscal 2004, the Company focused its development efforts on enhancing and adding functionality to its MAXIMO EAM and MAXIMO ITAM products, in particular the MXES product. We have also focused on developing MAXIMO Industry Solutions that meet the unique needs of different vertical industries by offering pre-configured, industry-specific, focused applications delivered on the MAXIMO technology platform. We will continue to develop enhancements to our MAXIMO products, as well as, to continue to research and investigate new technologies that would complement the Company's product strategies in the future.

PROPRIETARY RIGHTS AND LICENSES

The Company has registered a number of its trademarks with the United States Patent and Trademark Office. Registrations with equivalent offices in many foreign countries in which the Company or its distributors do business have been obtained or are in process. The Company has obtained two U. S. Patents - (no. 6,325,522 B2) for inventory sharing as it relates to electronic commerce and (no. 6,519,588 B1) covering a proprietary system and method for representing structured information. The Company has filed or intends to file patent applications in other countries within key geographies for both.

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

EMPLOYEES

As of September 30, 2004, the Company had 878 full-time employees including sales, marketing and related services, product research and development, customer support, training and consulting services, finance and administration, information technology, human resources, manufacturing and office services. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

ITEM 2. PROPERTIES

The Company leases its corporate headquarters and its manufacturing and distribution facilities in Bedford, Massachusetts. The leased facility consists of approximately 115,000 square feet and the lease ends December 31, 2009. The average annual base rent is $1.0 million. Additionally, the Company estimates that its annual operating expenses under the recently renegotiated lease will be approximately $1.1 million, based on information currently available. The actual costs will depend on such factors as actual electricity usage, real estate taxes and operating costs. Under the terms of its lease, the Company has the ability to sublease the space. The Company leases additional sales offices in California, Colorado, Florida, Georgia, Kansas, North Carolina, Michigan, New Jersey, New York, Texas, Virginia and Washington. The Company also leases offices for its international operations in, Australia, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Mexico, the Netherlands, Singapore, Sweden, Thailand and the United Kingdom.

We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note J. Commitments and contingencies for more information about our leases.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ National Market") under the symbol MROI. As of December 10, 2004, there were approximately 96 holders of record of the Company's Common Stock. Most of the Company's stock is held in street names through one or more nominees.

The following table sets forth the high and low per share sale prices of the Company's Common Stock, as reported on the NASDAQ National Market consolidated reporting system for each quarterly period within the two year period ended September 30, 2004.

   FISCAL 2004           HIGH             LOW
 First Quarter          $14.70          $11.78
Second Quarter          $18.15          $10.93
 Third Quarter          $14.83          $11.48
Fourth Quarter          $13.61           $8.70

   FISCAL 2003           HIGH             LOW
 First Quarter          $13.20           $5.85
Second Quarter          $13.87           $6.83
 Third Quarter           $9.90           $5.88
Fourth Quarter          $15.11           $8.41

Since the Company's initial public offering in 1994, the Company has not declared or paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to finance growth and therefore does not anticipate paying cash dividends in the foreseeable future.

Certain provisions of the Company's Articles of Organization, as amended, and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving the Company more difficult, even if such events would be beneficial to the interests of the stockholders. In addition, the Company has 1,000,000 shares of authorized Preferred Stock. The Company may issue shares of such Preferred Stock in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. In addition, the staggered terms of the Company's Board of Directors could have the effect of delaying or deferring a change in control of the Company.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2004.

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

                               FIVE-YEAR SUMMARY
                        FISCAL YEAR ENDED SEPTEMBER 30,

CONSOLIDATED STATEMENT OF OPERATIONS DATA

(in thousands, except per share data)

                                         2004         2003            2002         2001        2000
                                         ----         ----            ----         ----        ----
Revenues                               $185,689     $176,877        $171,881     $185,450    $168,661
Income/(loss) from operations            14,643        5,742         (15,319)     (20,755)       (571)
Net income/(loss)                        10,340        4,870         (10,551)     (15,468)      2,102
Net income/(loss) per share, basic         0.41         0.20           (0.46)       (0.70)       0.10
Net income/(loss) per share, diluted       0.40         0.20           (0.46)       (0.70)       0.09
Shares used to calculate net income/
 (loss) per share

  Basic                                  24,811       24,429          23,171       22,148      21,682
  Diluted                                25,290       24,653          23,171       22,148      22,786

                                FIVE-YEAR SUMMARY
                         FISCAL YEAR ENDED SEPTEMBER 30,

CONSOLIDATED BALANCE SHEET DATA

(in thousands)

                                         2004         2003            2002         2001        2000
                                         ----         ----            ----         ----        ----
Cash, cash equivalents and
marketable securities                  $108,407      $94,573        $67,815      $48,354     $36,884
Working capital                          78,161       53,391         58,893       51,471      50,509
Total assets                            222,721      205,261        192,153      171,453     180,945
Long-term obligations                     3,435        2,049          1,236        1,034         587
Total stockholders' equity              161,135      146,512        138,020      123,353     134,192

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

OVERVIEW

MRO Software is a leading global provider of strategic asset management solutions, software and related services. Strategic asset management is the management and optimization of the business processes required to keep our customers' critical assets productive. Critical assets are those that have a significant impact on operations and performance, including assets used in production, facilities, transportation and information technology (IT) operations. The Company's strategic asset management software products and services allow our customers to manage the complete lifecycle of their critical assets, including: planning, procurement, deployment, tracking, maintenance and retirement. Our strategic asset management software products and services include MAXIMO for the Enterprise Asset Management (EAM) market and MAXIMO MainControl for the IT Asset Management (ITAM) market. Using MRO Software's products and services, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset base.

The Company reports all its revenues in one reportable business segment, the strategic asset management segment. The Company's management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Our actual results are reported in United States dollars. International revenues accounted for 43% of total revenues for fiscal year 2004 and therefore the fluctuation in exchange rates can have a significant impact on our results of operations. In fiscal 2004, the fluctuation in the Euro dollar and the British pound, in particular, had a favorable impact on our revenue results. We assess the impact of foreign currency exchange rates on our business by recalculating the current period's financial results using the comparable period's exchange rates to devise a constant currency rate in order to compare period over period results. Total actual revenues increased 5% in fiscal 2004 compared to fiscal 2003, however, in constant currency terms the increase is estimated to be 1%. The exchange rates had a similar impact on direct and operating expenses and therefore, the overall impact on net income was immaterial for fiscal year 2004.

In July 2004, the Company completed the acquisition of Raptor ASA Corporation, a provider of software solutions for the aviation industry. The Raptor Technology will be integrated into the Company's next generation of products, Maximo Enterprise Suite (MXES). The total purchase price of the acquisition was $1.1 million. The amount of $600 thousand was paid at closing. The amount of $200 thousand is payable within thirty days after the first anniversary of the closing and $300 thousand is payable within thirty days after the second anniversary of the closing. Both of these future payments are contingent upon the completion of knowledge transfer milestones, however, neither payment is contingent on any employment of the selling principals with the Company. The Company allocated the purchase price as such: $910 thousand to acquired technology, $560 thousand to goodwill and $370 thousand to deferred tax liability. The deferred tax liability represents the cumulative tax effect of the book to tax difference in basis for the acquired technology. The acquired technology will be amortized over five years.

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

Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported condition and results of operations, include revenue recognition, estimating the allowance for doubtful accounts, income taxes, and the valuation of long-lived assets.

REVENUE RECOGNITION

SOFTWARE PRODUCTS

The Company primarily licenses its software products under noncancellable license agreements. Software license fee revenues are generally recognized upon contract execution and product shipment, provided that collection of the resulting receivable is deemed probable, the fees are fixed or determinable, and no significant modification or customization of the software is required.

Our customers do not have any right of return except as stipulated under a standard 90-day warranty that runs concurrent with post contract support (PCS). The Company does not maintain any reserves with respect to this warranty based on a history of performance of our software. On the rare occasion that a customer insists on conditions of acceptance, the Company defers revenue until the customer's acceptance is obtained and the condition has been satisfied.

Revenue from products sold through indirect channels ("resellers") is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectibility is probable and the fee is fixed or determinable and the reseller's obligation to pay us is not contingent upon resale of our product. Revenue is recorded net of any commissions or discounts payable to these resellers. Our resellers do not have any right of return beyond the standard 90-day performance warranty that runs concurrent with PCS.

SERVICES REVENUES

Services revenues are comprised of consulting and training fees related to installation of the Company's software solutions, maintenance/support (PCS) contracts for software products, and subscription based fees related to the Company's OCS business. Consulting and training services are generally recognized as the services are performed. PCS revenues are recognized ratably over the term of the agreement, generally one year. Customers typically subscribe to OCS on an annual basis and revenue is recorded as services revenue and recognized on a straight-line basis over the applicable subscription period.

Many of our software arrangements include consulting implementation services sold separately under consulting contracts. We consider whether the services revenue can be recognized separately from the software revenue by analyzing the nature of the services (i.e. if the services are essential to the functionality of the software), the level of risk, availability of services from other vendors, acceptance criteria, milestone payments and fixed price terms. For those contracts that contain fixed price arrangements, if we can reliably estimate the hours required to complete the implementation services and if we have vendor specific objective evidence (VSOE) for the fair value of the hourly rates for consultants, we recognize the software license fee separately from the services revenues. The services revenues are recognized as they are delivered and the related costs as they are incurred. If at any point in time the costs exceed revenues, we immediately accrue for estimated losses using cost estimates that are based on average fully burdened daily rates applicable to the consulting organization delivering the services. For those fixed price arrangements where we cannot reliably estimate the hours required to complete the implementation services and we do not have VSOE for the fair value of the hourly rates for consultants, the software license value is recognized together with the consulting services over the period the consulting services are provided.

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

The Company maintains allowances for doubtful accounts, which reflect the Company's estimate of the amounts owed by customers that customers will be unable or otherwise fail to pay. The allowance for doubtful accounts is based on Management's assessment of the collectibility of customer accounts and factors such as historical experience, credit quality, age of the accounts receivable balance, and current economic conditions. Management performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary. The Company believes that the current estimate of allowances for doubtful accounts recorded as of September 30, 2004 adequately covers any potential credit risks. However, if the financial condition of our customers deteriorates and their payment defaults exceed our estimates, then we may need to increase our allowance reserves, which will result in a charge to income in the period that the adjustment is made.

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

INCOME TAXES

      Deferred Income Taxes

The Company accounts for income taxes under the asset and liability approach for accounting and reporting for income taxes in accordance with Financial Accounting Standards Board No. 109. The Company computes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, the expected tax benefit of operating loss carryforwards and the expected benefit of tax credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company continually assesses the realizability of its deferred tax asset. The deferred tax asset may be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that our financial projections change and it becomes more likely than not that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such a determination is made. The net deferred tax asset amount as of September 30, 2004 is $9.1 million.

The Company has established a valuation allowance with respect to various net operating losses assumed from acquisitions. The valuation allowance was based upon expected earnings within individual tax jurisdictions and statutory limitations imposed by tax jurisdictions, which will more likely than not reduce our ability to realize the net operating loss carryforwards. The reduction in the net valuation allowance in fiscal 2004 from fiscal 2003 is primarily attributable to the utilization of previously unbenefited losses.

      Tax Contingencies

Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                  YEAR ENDED SEPTEMBER 30,
                                                  ------------------------
                                              2004           2003         2002
                                              ----           ----         ----
Revenues:
     Software                                   28%            28%          29%
     Support and services                       72             72           71
                                              ----           ----         ----
     Total revenues:                           100            100          100
Total cost of revenues                          36             38           40
                                              ----           ----         ----
Gross profit                                    64             62           60
                                              ----           ----         ----
Operating expenses:
     Sales and marketing                        30             33           34
     Product development                        15             15           16
     General and administration                 10             10           11
     Amortization of other
      intangibles and goodwill *                 1              1            8
                                              ----           ----         ----
Total operating expenses:                       56             59           69
                                              ----           ----         ----
Income/(loss) from operations                    8              3           (9)
Other income                                     1              1            1
                                              ----           ----         ----
Income/(loss) before income taxes                9              4           (8)
Provision/(benefit) for income taxes             3              1           (2)
                                              ----           ----         ----
Net income/(loss)                                6%             3%          (6)%
                                              ----           ----         ----

* In accordance with FAS No. 142, the company ceased amortization of goodwill at the beginning of its fiscal year October 1, 2002.

REVENUES

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services.

                                        Fiscal                  Fiscal                   Fiscal
                                         Year                    Year                     Year
                                        Ended       Change       Ended       Change       Ended
(in thousands)                          9/30/04        %       9/30/03          %        9/30/02
--------------                          -------     ------     -------       ------      -------
Software licenses                      $ 52,583       5%       $ 49,904        2%       $ 49,035
Percentage of total revenues                 28%                     28%                      29%

Support and services                   $133,106       5%       $126,973        3%       $122,846
Percentage of total of revenues              72%                     72%                      71%

Total revenues                         $185,689       5%       $176,877        3%       $171,881

FISCAL 2004 COMPARED TO FISCAL 2003: Software license revenues increased 5% in fiscal 2004 compared to fiscal 2003 and increased approximately 1% using constant currency rates. The Company attributes the relatively flat overall software revenue to the saturation of our traditional EAM market and long sales cycles for large multi-site, multi-user contracts. MAXIMO EAM software license revenues comprised 95% of total software revenues in fiscal 2004. MAXIMO EAM software license revenues increased 8% in fiscal 2004 compared to fiscal 2003 enhanced by the release of MAXIMO Industry Solutions targeted at specific vertical markets. ITAM software license revenues declined 30% in fiscal 2004 compared to fiscal 2003. Historically, ITAM software licenses have fluctuated from quarter to quarter; and we expect that this trend will continue over the next few quarters as a result of the Company's plans to replace this product in conjunction with the commercial release of the next version of MAXIMO, Maximo Enterprise Suite (MXES). The Company expects to have this new version available early in calendar year 2005 but expects little or no revenue impact until the second half of fiscal year 2005.


Support revenues increased 10% to $71.5 million in fiscal 2004 from $65.2 million in fiscal 2003 and increased approximately 6% using constant currency rates. Support revenues have increased as a result of a cumulative increase in the number of MAXIMO EAM customers and a strong renewal rate (90%) for support contracts. MAXIMO EAM support revenues comprised 95% of total support revenues in fiscal 2004 and increased 11% in fiscal 2004 compared to fiscal 2003. ITAM support revenues decreased 3% in fiscal 2004 compared to fiscal 2003 due to termination of contracts without commensurate replacements from new customers.

Service revenues decreased 1% to $61.6 million in fiscal 2004 from $61.8 million in fiscal 2003 and decreased 5% using constant currency rates. The decrease in service revenues in fiscal 2004 as compared to fiscal 2003 was comprised of the following: (1) a decline of 40% in ITAM service revenues related to the decrease in software licenses sold and (2) a $ 1 million decline in service revenues as a result of the sale of our industrial data normalization services operations in the second quarter of fiscal 2003. These decreases were partially offset by a 5% increase in MAXIMO EAM services revenues. In constant currency terms, MAXIMO EAM service revenues were flat over the comparable period. Overall, our services business operates in a highly competitive industry and there are numerous independent consulting firms who implement MAXIMO.

FISCAL 2003 COMPARED TO FISCAL 2002: Software license revenues increased 2% in fiscal 2003 compared to fiscal 2002. The impact of exchange rates was immaterial for these comparative periods. The increase in fiscal 2003 as compared to fiscal 2002 was mainly attributable to an increase of 33% in ITAM software licenses revenues. The Company purchased the MAXIMO Main Control (ITAM) product in June 2002 and therefore only recognized four months of revenue from this product in fiscal 2002 versus twelve months of revenue in fiscal 2003. MAXIMO EAM software licenses were flat in fiscal 2003 compared to fiscal 2002 and we attribute this to the saturation of our traditional EAM market, a difficult IT spending environment and adverse economic conditions in the general economy. The Company was also experiencing longer sales cycles.

Support revenues increased 18% to $65.2 million in fiscal 2003 from $55.4 million in fiscal 2002. The impact of exchange rates was immaterial for these comparative periods. Support revenues increased as a result of a cumulative increase in the number of MAXIMO EAM customers, a strong renewal rate (90%) for support contracts, and the addition of customers assumed as a result of our acquisition of the MAXIMO MainControl business. MAXIMO EAM support revenues comprised 94% of total support revenues in fiscal 2003 and increased 13% in fiscal 2003 compared to fiscal 2002. ITAM support revenues, primarily attributable to contracts assumed in connection with the June 2002 acquisition of MainControl, Inc., were $3.6 million and $807 thousand for fiscal 2003 and 2002, respectively.

Service revenues decreased 8% to $61.8 million in fiscal 2003 from $67.4 million in fiscal 2002. The impact of exchange rates was immaterial for these comparative periods. The overall decline in service revenues in fiscal 2003 as compared to fiscal 2002 was comprised of the following: (1) a 7% decline in MAXIMO EAM service revenues due to a cumulative decline in the number of MAXIMO EAM software licenses sold and increased competition from independent consulting firms who implement MAXIMO, (2) an 80% decline in industrial data normalization service revenues due to the sale of this business in January 2003, and (3) a 12% decline in OCS revenues due to a decrease in the number of customers renewing annual service contracts. The decrease was partially offset by a 354% increase in ITAM revenues. The increase in ITAM service revenues reflects the comparison of revenues for twelve months in fiscal 2003 with only four months of revenue from this product in fiscal 2002.

COST OF REVENUES

                                        Fiscal                  Fiscal                   Fiscal
                                         Year                    Year                     Year
                                         Ended      Change       Ended       Change       Ended
(in thousands)                          9/30/04       %         9/30/03        %         9/30/02
--------------                          -------     ------      -------      ------      -------
Cost of software licenses               $ 7,143     (14)%      $  8,314        19%       $ 7,012
Percentage of software licenses              14%                     17%                      14%

Cost of support and services            $60,144       3%        $58,618        (5)%      $61,862
Percentage of support and services           45%                     46%                      50%

Total cost of revenues                  $67,287       1%        $66,932       (3)%       $68,874
Percentage of total revenues                 36%                     38%                      40%

FISCAL 2004 COMPARED TO FISCAL 2003: Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. The decrease in the cost of software license revenues in fiscal 2004 as compared to fiscal 2003 was primarily attributable to a decrease in the amortization of acquired technology due to the cessation of amortization of fully amortized assets. Amortization of acquired technology was $2.4 million and $3.4 million for fiscal 2004 and 2003, respectively.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues increased 5% to $11.0 million in fiscal 2004 from $10.5 million in fiscal 2003. The increase in fiscal 2004 was primarily attributable to general increases in salaries and related benefits and operating expenses needed to support all of our product lines. Cost of support revenues, as a percentage of total support revenues was 15% and 16% for fiscal 2004 and 2003, respectively. The decrease as a percentage of total support revenues was attributable to an increase in support revenues without a commensurate increase in operating expenses and personnel.

Cost of service revenues increased 2% to $49.2 million in fiscal 2004 from $48.1 million in fiscal 2003. Cost of service revenues, as a percentage of total service revenues was 80% and 78% for fiscal 2004 and fiscal 2003, respectively. The increase in fiscal 2004 as compared to fiscal 2003 were attributable to an increase of $1.0 million for the utilization of third party consultants to implement our products, an increase of $650 thousand in salaries and related benefits and an increase of $400 thousand in service incentives due to additional headcount. These increases were partially offset by a decrease of $780 thousand in travel and entertainment expenses.

FISCAL 2003 COMPARED TO FISCAL 2002: Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping, and amortization of acquired technology. The increase in cost of software license revenues in fiscal 2003 as compared to fiscal 2002 was primarily attributable to software purchased for resale related to our MAXIMO Mobile Suite product and amortization of acquired technology. Cost of software purchased for resale increased $982 thousand in fiscal 2003 as compared to fiscal 2002 due to an increase in demand for the MAXIMO Mobile Suite product. Amortization of acquired technology was $3.4 million in fiscal 2003 and $3.0 million in fiscal 2002 and the increase was attributable to technology acquired from MainControl, Inc. in June 2002.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs to support the MRO Operations Center. Cost of support revenues increased 24% to $10.5 million in fiscal 2003 from $8.5 million in fiscal 2002. The increase in cost of support revenues was primarily attributable to an increase in headcount. Cost of support revenues, as a percentage of total support revenues was 16% and 15% for fiscal 2003 and 2002, respectively.

Cost of service revenues decreased 10% to $48.1 million in fiscal 2003 from $53.4 million in fiscal 2002. The decrease in the cost of service revenues in fiscal 2003 as compared to fiscal 2002 was primarily attributable to a $2.1 million reduction in personnel and related benefits and facilities costs and a $2.2 million decrease for the cost of third party consultants due to the sale of the industrial data normalization services operations in January 2003. Cost of service revenues, as a percentage of total service revenues was 78% and 79% for fiscal 2003 and 2002, respectively.

OPERATING EXPENSES

                                        Fiscal                  Fiscal                   Fiscal
                                         Year                    Year                     Year
                                         Ended      Change       Ended       Change       Ended
(in thousands)                          9/30/04       %         9/30/03        %         9/30/02
--------------                          -------     ------      -------      ------      -------
Sales and marketing                     $56,762      (4)%       $59,117         1%       $58,806
Percentage of total revenues                 31%                     33%                      34%

Product development                     $28,492       8%        $26,476        (2)%      $26,897
Percentage of total revenues                 15%                     15%                      16%

General and administrative              $17,839       1%        $17,702       (10)%      $19,698
Percentage of total revenues                 10%                     10%                      11%

Amortization of other intangibles
 and goodwill                            $  666    (27)%        $   908       (93)%      $12,925
Percentage of total revenues                  1%                      1%                       8%

FISCAL 2004 COMPARED TO 2003: Sales and marketing expenses decreased 4% to $56.7 million in fiscal 2004 from $59.1 in fiscal 2003. The decrease in fiscal 2004 as compared to fiscal 2003 was primarily attributable to a $2.9 million decrease in salaries and related benefits due to a reduced number of sales and marketing personnel and a $1.4 million decrease in advertising expenses. These decreases were partially offset by a $1.4 million increase in sales commissions due to increases in software license sales and a more favorable sales commission policy for fiscal 2004 and a $340 thousand increase in travel and entertainment expenses.

Product development expenses increased 8% to $28.5 million in fiscal 2004 from $26.5 million in fiscal 2003. The increase was primarily attributable to increases in product development salaries and related benefits and increases in the costs to translate our products into foreign languages. The Company has focused the majority of its development on a new generation of products, MXES.

MXES will incorporate the Company's current EAM and ITAM capabilities, delivered on a common platform along with new functionality that will include IT Help and Service Desk capabilities as well as a greatly enhanced application set for the EAM market.

General and administrative expenses increased 1% to $17.8 million in fiscal 2004 from $17.7 million in fiscal 2003. The increase was primarily attributable to an increase in salaries and related benefits, property and business taxes, and insurance premiums. These increases were offset by a decrease in U.S. bad debt reserves of $375 thousand.

The decrease in amortization of other intangibles expense in fiscal 2004 as compared to fiscal 2003 was due to several assets becoming fully amortized during the first three quarters of fiscal 2004.

FISCAL 2003 COMPARED TO 2002: Sales and marketing expenses increased slightly to $59.1 million in fiscal 2003 from $58.8 million in fiscal 2002. The increase in fiscal 2003 as compared to fiscal 2002 was primarily attributable to a $1.2 million increase in personnel and related benefits, including severance costs related to reorganization of the sales and marketing departments, and a $900 thousand increase in sales commissions paid on revenues from software licenses sold. Partially offsetting this increase was a $1.8 million decrease in advertising, travel expenses, and general sales expenses.

Product development expenses decreased 2% to $26.5 million in fiscal 2003 from $26.9 million in fiscal 2002. The decrease in fiscal 2003 as compared to fiscal 2002 was attributable to a decrease in the costs to translate our products into foreign languages, as most of the cost to translate the MAXIMO EAM product was absorbed in fiscal 2002.

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

NON-OPERATING EXPENSES

                                        Fiscal                  Fiscal                   Fiscal
                                         Year                    Year                     Year
                                         Ended      Change       Ended       Change       Ended
(in thousands)                          9/30/04       %         9/30/03        %         9/30/02
--------------                          -------     ------      -------      ------      -------
Interest income                         $1,258         55%      $  811         (17)%      $974
Other income/(expense), net             $    6        (99)%     $1,161       1,135%       $(94)

FISCAL 2004 AS COMPARED TO 2003: Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. The Company invests a large portion of its cash in marketable securities such as United States treasury and treasury-backed instruments, municipal bonds and highly rated conservative corporate bonds. We were able to earn more income in fiscal 2004 as compared to fiscal 2003 because we invested more cash into higher yielding securities and the overall U.S. bond market improved over the previous comparable period. The change in other income was primarily due to a swing in foreign currency transaction gains and losses. The Company reported net currency transaction losses of $506 thousand in fiscal 2004 compared to net currency transaction gains of $532 thousand in fiscal 2003. Also, in fiscal 2004, the Company recorded an additional $452 thousand in other income related to the sale of its industrial data normalization services operations.

FISCAL 2003 AS COMPARED TO 2002: Due to unfavorable interest yields in the bond market in 2003, the Company earned less interest on its investments in fiscal 2003. The change in other income was due to foreign currency exchange rate gains of $532 thousand and a gain of $407 thousand on the sale of the industrial data normalization services operations in January 2003 to International Materials Solutions, Inc.

INCOME TAXES

The Company's effective tax rate was 35% for fiscal 2004. The decrease in the effective tax rate in fiscal 2004 as compared to the fiscal 2003 tax rate was primarily due to the reduction in non-deductible amortization and the utilization of state net operating losses and research and development credits.

The Company's effective tax rate was 37% for fiscal 2003. The difference between the effective tax rate and the federal statutory tax rate of 35% in 2003 was due to the non-deductible nature of certain intangible amortization expenses, the impact of foreign rate differentials, and state income taxes offset by state net operating loss utilization and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had cash and cash equivalents of $57.0 million and marketable securities of $51.4 million, and working capital of $78.2 million.

Cash provided by operations was $13.2 million for the twelve months ended September 30, 2004 primarily attributable to income generated from operations and income tax refunds.

Cash used in investing activities was $33.9 million for the twelve months ended September 30, 2004 and was primarily used in the purchase and sale of marketable securities. We also received payment of $1.3 million as settlement of an outstanding obligation from International Materials Solutions, Inc. relative to their purchase of our industrial data normalization services operations in January 2003.

Cash provided by financing activities was $3.2 million for the twelve months ended September 30, 2004 and represents proceeds from the Company's Employee Stock Option and Purchase Plans.

As of September 30, 2004, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. The Company's corporate headquarters are under lease through December 31, 2009. The Company leases its other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

The Company leases its office facilities under operating lease agreements, which expire at various dates through June 30, 2019. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense under these leases was $6.9 million, $6.2 million, and $6.5 million for fiscal 2004, 2003 and 2002, respectively.

The following table summarizes our contractual obligations as of September 30, 2004. The contractual obligations are primarily related to office leases, equipment leases and contracts for hosting our financial applications.

                                                     PAYMENTS DUE BY PERIOD
                                                   LESS THAN      1-3          3-5      MORE THAN
CONTRACTUAL OBLIGATIONS                  TOTAL      1 YEAR       YEARS        YEARS      5 YEARS
-----------------------                  -----     ---------     -----        -----     ---------
(IN THOUSANDS)
Operating leases
  Leased premises                       $34,650     $ 4,130     $6,812       $6,153      $17,555
  Equipment/Automobiles                 $ 1,717     $ 1,275     $  426       $   15            1

Purchase obligations                    $ 3,296     $ 1,457     $1,839           --           --
                                        -------     -------     ------       ------      -------
Total                                   $39,663     $ 6,862     $9,077       $6,168      $17,556
                                        =======     =======     ======       ======      =======

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology.

The Company expects that its cash flow from operations together with its current cash and marketable securities will be sufficient to meet its working capital and capital expenditure requirements through at least September 30, 2005. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations, leaving its cash reserves available for acquisitions, other investments and unanticipated expenditures. The Company has no long-term debt obligations. The factors which might impact the Company's cash flows include those which might impact the Company's business and operations generally, as described below under the heading "Factors Affecting Future Performance".

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA contains a series of provisions several of which are pertinent to the Company.

The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company's practice to permanently reinvest all foreign earnings into its foreign operations and the Company currently still plans to continue to reinvest its foreign earnings permanently into its foreign operations. Should the Company determine that it plans to repatriate any of its foreign earnings, the Company will be required to establish a deferred tax liability on such earnings.

The AJCA eliminates the extraterritorial income exclusion for transactions occurring after December 31, 2004. However, the AJCA provides transitional relief, allowing an exclusion of 80% (of the exclusion previously allowable) for transactions occurring in calendar 2005 and 60% for transactions occurring in calendar 2006.

The AJCA also provides U.S. corporations with an income tax deduction equal to a stipulated percentage of qualified income from domestic production activities ("qualified activities"). The deduction, which cannot exceed 50% of annual wages paid, is phased in as follows: 3% of qualified activities of the Company's fiscal years 2006 and 2007, 6% in fiscal years 2008 through 2010, and 9% in fiscal year 2011 and thereafter. The Company believes that it qualifies for the deduction. In November 2004, the Financial Accounting Standards Board issued a staff position (FAS 109-a) indicating that the domestic manufacturing deduction should be accounted for as a special deduction. As such, the tax benefit of the deduction will be accounted for in the periods in which the qualifying activities occur, i.e., the years in which the deductions are taken on the Company's tax returns. This benefit will be included in the Company's annual effective tax rate, but will not result in a re-measurement of deferred income taxes.

The AJCA may have an impact on the Company's tax rate for 2005 and future years. The outcome at this time is not yet known.

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

WE DEPEND SUBSTANTIALLY ON OUR MAXIMO EAM PRODUCT

Most of our revenues are derived from the licensing of our MAXIMO EAM family of products and sales of related services and support. Our financial performance depends largely on continued market acceptance of these products. We believe that continued market acceptance and our revenue stability and growth will largely depend on our ability to continue to enhance and broaden the capabilities of these products. If we are unable to continue to enhance and improve MAXIMO EAM so that it delivers the capabilities required by existing and potential customers and remains competitive with other products in the market, or if a trend emerges such that customers decide to consolidate their IT systems and eliminate their standalone of "best-of-breed" EAM application software altogether, our revenues, margins and results of operations and financial condition may be materially and adversely affected.

THE TRADITIONAL MARKET FOR OUR MAXIMO EAM PRODUCT IS MATURE AND SATURATED AND PRESENTS LIMITED OPPORTUNITY FOR GROWTH.

MAXIMO has been the industry-leading plant floor capital asset maintenance product for a number of years, and we have acquired a large number of customers in this market. However, most large industrial organizations have made significant investments in systems that support the maintenance of their capital assets, and opportunities for new MAXIMO sales in the EAM market are in a state of continuous decline. In addition, the emergence and growth of this market have attracted a large number of competitors, and most of the largest software companies that sell into complementary markets have developed competing asset maintenance products. It is likely that this market will continue to mature, there will be fewer sales opportunities for the Company, and competitive forces will put downward pressure on our average sales prices and rates of success. To be competitive in the EAM market, we have made significant investments in MAXIMO EAM to meet the needs of specific industries in which the Company has a presence, such as the nuclear, transportation, power generation, transmission and distribution, and other industries. We refer to these industry-specific MAXIMO offerings as "Industry Solutions". While we continue to strengthen our MAXIMO EAM offering, these efforts may not be sufficient to overcome the effects of maturity and saturation in our traditional market, and our revenues, margins, results of operation and financial condition may be materially and adversely affected.

OUR EFFORTS TO REACH INTO NEW MARKETS WITH NEW PRODUCTS MAY NOT BE SUCCESSFUL.

Given the maturity and saturation of the traditional EAM market, in order to maintain revenues at their current levels and to grow our business, we are attempting to broaden our product offerings and find additional sources of revenues. We are attempting, through acquisitions and internal development, to deliver products that address markets that are new to the Company, such as the ITAM and Help and Service Desk markets. The culmination of these efforts will be embodied in Maximo Enterprise Suite (MXES), which is scheduled for release in early calendar

2005. Our development of MXES and of our MAXIMO EAM Industry Solutions, and our ability to derive revenue and grow the Company, is subject to the following risks, among others:

- We may not be able to develop and market our new products (including MXES) on time, with acceptable quality or with functions and features that meet the requirements of customers in these markets.

- Current potential customers who are considering the purchase of our MAXIMO EAM or MAXIMO ITAM products may decide to postpone their purchase in anticipation of the release of MXES.

- The MXES Help and Service Desk products may not contain all of the functionality deemed necessary by prospective buyers in these markets.

- It is possible that the Company's sales, service or support personnel may not be adequately trained and/or staffed to sell, implement or support the new products. Newly developed products require a higher level of development, distribution and support expenditures in the early stages of their product lifecycles.

- In the event that our development efforts are not progressing as intended, or if our new product releases or technologies are not successful in the markets they are intended to address, we may increase our rate of expenditure in this area over and above the level of investment experienced in the past or previously projected, which could have a material adverse affect on our results of operation or financial condition.

- The launch of MXES may not result in any new revenues while serving as a major distraction from our efforts to maintain revenues at current levels in our traditional EAM market.

- We are positioning the combination of our traditional EAM functionality with the new ITAM and Help and Service Desk in a single offering as a logical suite of software products, which may enable our customers to consolidate their information technology (IT) systems. Our customers may not value this combination of products in a single architecture, or they may believe that other overlapping and proven suites are more desirable, or that the intrinsic value of having a broad suite of developed products does not outweigh the functional advantages offered by existing and experienced "best-of-breed" vendors in any one of the markets viewed separately, especially the ITAM and Help and Service Desk markets where our offering is new and unproven.

If any of our newly developed products do not gain market acceptance and generate revenues from new industries or markets, we may not be able to grow our business or maintain revenues at current levels, and our revenues, margins, results of operations and financial condition may be materially and adversely affected.

IF WE ARE UNABLE TO KEEP PACE WITH THE RAPID CHANGES IN TECHNOLOGY AND CUSTOMER DEMAND THAT CHARACTERIZE OUR INDUSTRY, OUR COMPETITIVE POSITION COULD BE IMPAIRED.

The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements by us and by our competitors. Our success depends on our abilities to enhance our current products, to develop and introduce new products that keep pace with technological developments, to respond to evolving customer requirements and changing industry standards, to offer functionality and other innovations that are unique to our products and superior to those of our competitors, and ultimately to achieve market acceptance. In particular, we believe that we must continue to innovate and develop new functionality, to respond quickly to users' needs for new functionality and to advances in hardware and operating systems, and that we must continue to create products that conform to industry standards regarding the communication and interoperability among software, hardware and communications products of many different vendors. If we fail to anticipate or respond adequately to technological developments and changes in market definitions or changes in customer requirements within particular market segments, or if we have any significant delays in product development or introduction, then we could lose competitiveness and revenues.

OUR SALES EFFORTS DEPEND IN PART ON STRATEGIC RELATIONSHIPS WITH OTHER
COMPANIES.

We have entered into strategic relationships with various larger companies, such as HP, IBM, SAIC and others. In order to generate revenue through these relationships, each party must coordinate with and support the other's sales and marketing efforts, and each party must make significant sales and marketing investments. Our ability to generate revenues through these relationships depends in large part upon the efforts of these other companies, which are outside of our control. The efforts of these companies may in turn be influenced by factors internal to these companies, or by developments in their respective industries or markets, that we fail to anticipate.

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

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The markets for strategic asset management software such as MAXIMO EAM, MAXIMO ITAM and Maximo Enterprise Suite (MXES) are fragmented by geography, by market and industry segments, by hardware platform and by industry orientation, and are characterized by a large number of competitors including both independent software vendors and certain ERP vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. We also compete with integrated ERP systems, which include integrated maintenance modules offered by several large vendors, such as SAP, Oracle, and others. In the ITAM market we compete with companies such as Peregrine Systems, Computer Associates and BMC Software. MXES will compete with all of these companies, plus additional companies in the Help and Service Desk markets, such as HP. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.

Certain of our competitors have greater financial, marketing, service and support and technological resources than we do. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, or on the industrial supply chain market, we could be at a competitive disadvantage.

Current or potential competitors may make strategic acquisitions thereby increasing their ability to deliver products that better address the needs of our customers. There is no assurance that we will be able to compete successfully should this occur and this could have a material adverse effect on our financial condition and results of operations.

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

We have entered into nonexclusive license agreements with other software vendors, pursuant to which we incorporate into our products and solutions software providing certain application development, hardware and network discovery, user interface, mobile technology, report writing, application servers, business intelligence, content and graphics capabilities developed by these companies. If we cannot renew these licenses (at all or on commercially reasonable terms), or if any of such vendors were to become unable to support and enhance their products, we could be required to devote additional resources to the enhancement and support of these products or to acquire or develop software providing equivalent capabilities, which could cause delays in the development and introduction of products incorporating such capabilities.

WE MAY HAVE EXPOSURE TO ADDITIONAL INCOME TAX LIABILITIES.

We are subject to income taxes in both the U.S. and various foreign jurisdictions. The amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We are subject to continuous examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that we have complied with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material and adverse effect on our results of operations or financial condition.

CHANGES IN REGULATIONS OR CRITICAL ACCOUNTING POLICIES COULD MATERIALLY AND ADVERSELY AFFECT US.

New laws, regulations or standards related to the Company or our products, and new accounting pronouncements, could be implemented or changed in a manner that could adversely affect our business, results of operations or financial condition.

The Company may be eligible for several tax benefits provided for under the American Jobs Creation Act of 2004, which was signed into law on October 22, 2004. The potential tax benefits include a temporary 85% foreign dividends received deduction for certain dividends received from controlled foreign corporations. There are several statutory requirements, which must be met if the Company determines that the 85% dividends received deduction is advantageous. However, if the Company does not appropriately comply with the statutory requirements then the 85% foreign dividends received deduction could be forfeited resulting in a potentially adverse affect on the results of operations.

WE MAY PERFORM MORE FIXED PRICE SERVICES CONTRACTS.

A trend has emerged and is continuing among customers in our market towards demanding consulting and implementation services on a fixed-price basis, whereby the Company agrees to deliver the contract requirements for a fixed fee, regardless of the number of person-hours actually provided, as opposed to our traditional services arrangements where we deliver services on a time-and-materials basis. In cases where services are provided either for the future delivery of functionality or on a fixed price basis and our standard software is licensed at the same time, and if the services are essential to the overall solution desired by the customer or if the Company cannot determine the fair value of the services being delivered, then the Company may not be able to recognize the software license revenue from such transactions at the time the agreements are signed, but rather may be required to recognize such license revenue under the contract method of accounting, or to recognize a greater portion (or all) of the revenue from these transactions as services revenue. This would likely result in a postponement of recognition of, or even a reduction in, software license revenues, and have an adverse affect on the results of our operations.

WE MAY BE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY.

Our success is dependent upon our proprietary technology. We currently have two U.S. patents (and other corresponding patents or applications pending in various foreign countries), and we protect our technology primarily through copyrights, trademarks, trade secrets and employee and third-party nondisclosure agreements. Our software products are sometimes licensed to customers under "shrink-wrap" or "click- wrap" licenses included as part of the product packaging or acknowledged by customers who register online. Although, in larger sales, our shrink-wrap and click-wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases our shrink-wrap and click-wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of our shrink-wrap and click-wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, and limitations or liabilities and exclusions of remedies, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the U.S. Finally, we sell our products through distributors and resellers, and are therefore dependent on those companies to take appropriate steps to adequately implement our contractual protections and to enforce and protect our rights. We cannot give any assurance that the steps that we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our technology or development by others of similar technology. Although we believe that our products and technology do not infringe on any valid claim of any patent or any other proprietary rights of others, we cannot give any assurance that third parties will not assert infringement claims in the future. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, could result in the deterioration or outright loss of our patent rights, copyrights or other intellectual property, and could potentially have a material adverse affect on our operating results and financial condition.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES.

We invest a significant portion of our cash in marketable securities. These securities are classified as available-for-sale and are recorded at fair value on the Consolidated Balance Sheet with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Economic downturns and other factors subject these securities to volatility in the market place. As a result, we may recognize the decline in fair value of these investments.

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

At September 30, 2004, the Company held $108.4 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Interest rate movements affect the interest income we earn. The Company places its investments with high quality issuers and limits risk by purchasing only investment-grade securities. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company develops its products in the United States and markets them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of September 30 2004, the Company did not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

(in thousands, except per share amounts)

                                                                           Year
                               Dec. 31,   Mar. 31,   June 30,  Sep. 30,    ended
2004 QUARTER ENDED:              2003       2004       2004      2004      2004
-------------------            --------   --------   --------  --------  --------
Total revenues                 $44,902    $44,622    $46,300   $49,865   $185,689

Gross profit                    28,317     27,320     29,758    33,007    118,402
Income from operations           2,931      1,795      4,371     5,546     14,643
Income before income taxes       2,695      2,152      4,719     6,341     15,907
Provision for income taxes         943        753      1,631     2,240      5,567
Net income                       1,752      1,399      3,088     4,101     10,340

Net income per share, basic    $  0.07    $  0.06    $  0.12   $  0.16   $   0.41
Net income per share, diluted  $  0.07    $  0.05    $  0.12   $  0.16   $   0.40

                                                                                  Year
                                        Dec. 31,  Mar. 31,  June 30,  Sep. 30,    ended
2003 QUARTER ENDED:                       2002      2003      2003      2003      2003
-------------------                     --------  --------  --------  --------  --------
Total revenues                           $43,888  $39,388   $47,635   $45,966   $176,877

Gross profit                              27,110   23,520    30,377    28,938    109,945
Income/(loss) from operations                 61   (1,098)    2,801     3,978      5,742
Income/(loss) before income taxes            609     (274)    3,175     4,204      7,714
Provision/(benefit) for income taxes         214      (96)    1,158     1,568      2,844
Net income/(loss)                            395     (178)    2,017     2,636      4,870

Net income/(loss) per share, basic and
  diluted                                $  0.02  $ (0.01)  $  0.08   $  0.11   $   0.20

      The Financial statements and schedules filed as part of this Report are listed in the following Index to Financial Statements and Schedules.


      1.    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            The following financial statements are filed as part of this Report:

                                                                                      PAGE
                                                                                      ----
Report of Independent Registered Public Accounting Firm                                34
Consolidated Balance Sheets -                                                          35
 September 30, 2004 and 2003
Consolidated Statements of Operations -                                                36
 Years Ended September 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows -                                                37
 Years Ended September 30, 2004, 2003 and 2002
Consolidated Statements of Stockholders' Equity                                        38
 Years Ended September 30, 2004, 2003 and 2002
Notes to Consolidated Financial Statements                                             39

      2.    INDEX TO FINANCIAL STATEMENT SCHEDULES

            The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

SCHEDULE                                                                              PAGE
--------                                                                              ----
II   Valuation and Qualifying Accounts                                                 59

            All other schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the consolidated Financial Statements or Notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MRO Software, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MRO Software, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
November 12, 2004

                               MRO SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                        2004                2003
                                                                        ----                ----
(in thousands)

                                                  ASSETS
Current assets:
  Cash and cash equivalents                                           $ 56,982            $  73,662
  Marketable securities                                                 36,152                1,177
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,324 at September 30, 2004
   and $2,741 at September 30, 2003, respectively                       36,636               28,833
  Prepaid expenses and other current assets                              5,072                4,177
  Deferred income taxes                                                  1,470                2,242
                                                                      --------            ---------
    Total current assets                                               136,312              110,091
                                                                      --------            ---------

Marketable securities                                                   15,273               19,734
Property and equipment, net                                              7,227                8,239
Goodwill                                                                46,768               46,210
Intangible assets, net                                                   5,541                7,700
Notes receivable                                                            --                  593
Deferred income taxes                                                    7,611                9,267
Other assets                                                             3,989                3,427
                                                                      --------            ---------
    Total assets                                                      $222,721            $ 205,261
                                                                      ========            =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                $ 12,871             $ 14,819
 Accrued compensation                                                   10,142                8,357
 Income taxes payable                                                    5,473                4,741
 Deferred revenue                                                       29,373               28,734
 Deferred lease obligation                                                 292                   49
                                                                      --------            ---------
    Total current liabilities                                           58,151               56,700
                                                                      --------            ---------

Deferred lease obligation                                                2,210                  838
Deferred revenue                                                           900                1,181
Other long term liabilities                                                325                   30

Commitments and contingencies (Note J)

Stockholders' equity
Preferred stock, $.01 par value; 1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value; 50,000 authorized;
 24,983 and 24,576 issued and outstanding at
 September 30, 2004 and 2003, respectively                                 250                  246
Additional paid-in capital                                             118,903              115,093
Deferred compensation                                                     (370)                (298)
Retained earnings                                                       41,503               31,163
Accumulated other comprehensive income                                     849                  308
                                                                      --------            ---------
    Total stockholders' equity                                         161,135              146,512
                                                                      --------            ---------

    Total liabilities and stockholders' equity                        $222,721            $ 205,261
                                                                      ========            =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------
                                                         2004               2003              2002
                                                         ----               ----              ----
(in thousands, except per share data)

Revenues:
    Software                                          $  52,583          $  49,904         $  49,035
    Support and services                                133,106            126,973           122,846
                                                      ---------          ---------           -------
             Total revenues                             185,689            176,877           171,881
                                                      ---------          ---------           -------

Cost of revenues:
    Software                                              7,143              8,314             7,012
    Support and services                                 60,144             58,618            61,862
                                                      ---------          ---------           -------
             Total cost of revenues                      67,287             66,932            68,874
                                                      ---------          ---------           -------

Gross profit                                            118,402            109,945           103,007

Operating expenses:
    Sales and marketing                                  56,762             59,117            58,806
    Product development                                  28,492             26,476            26,897
    General and administrative                           17,839             17,702            19,698
    Amortization of other intangibles and goodwill          666                908            12,925
                                                      ---------          ---------         ---------
             Total operating expenses                   103,759            104,203           118,326
                                                      ---------          ---------         ---------

Income/(loss) from operations                            14,643              5,742           (15,319)

    Interest income                                       1,258                811               974
    Other income/(expense), net                               6              1,161               (94)
                                                      ---------          ---------         ---------

Income/(loss) before income taxes                        15,907              7,714           (14,439)

Provision/(benefit) for income taxes                      5,567              2,844            (3,888)
                                                      ---------          ---------         ---------

Net income/(loss)                                     $  10,340          $   4,870         $ (10,551)
                                                      =========          =========         =========

Net income/(loss) per share, basic                    $    0.41          $    0.20         $   (0.46)
                                                      ---------          ---------         ---------
Net income/(loss) per share, diluted                  $    0.40          $    0.20         $   (0.46)
                                                      ---------          ---------         ---------

Shares used to calculate net income/(loss) per share
    Basic                                                24,811             24,429            23,171
    Diluted                                              25,290             24,653            23,171

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED SEPTEMBER 30,
                                                                   ------------------------
                                                            2004              2003             2002
                                                            ----              ----             ----
(in thousands)

Cash flows from operating activities:
   Net income/(loss)                                      $ 10,340          $  4,870         $(10,551)
   Adjustments to reconcile net income/(loss) to net
       cash provided by operating activities:
    Depreciation                                             4,933             4,480            5,154
    Amortization of goodwill and other intangibles           3,070             4,284           15,921
    Gain on sale of services operation                        (452)             (407)              --
    Disposal of equipment                                       --                28               59
    Amortization of premium on marketable securities           108                --               47
    Stock-based compensation                                   214               171              109
    Deferred income taxes                                    2,137               309           (2,497)
    Changes in operating assets and liabilities,
       net of effect of acquisitions:
       Accounts receivable                                  (6,932)            7,863            9,510
      Prepaid expenses and other assets                        773               207           (1,199)
      Accounts payable, accrued expenses and other
       liabilities                                          (3,275)           (1,910)          (3,986)
      Accrued compensation                                   1,585            (1,025)          (4,286)
      Income taxes payable                                     734             5,958               --
      Tax benefit on exercise of employee stock purchases      341                92            2,675
      Deferred revenue                                        (411)            1,193            5,494
                                                          --------          --------         --------
Net cash provided by operating activities                   13,165            26,113           16,450
                                                          --------          --------         --------

Cash flows from investing activities:

   Acquisitions of businesses, net of cash acquired           (605)               --           (1,293)
   Proceeds from sale of services operation                  1,300                --               --
   Acquisitions of property and equipment and other
    capital expenditures                                    (3,943)           (2,661)          (3,005)
   Purchases of marketable securities                      (58,956)          (40,406)              --
   Sales of marketable securities                           28,307            19,900            5,682
                                                          --------          --------         --------
Net cash (used in)/provided by investing activities        (33,897)          (23,167)           1,384
                                                          --------          --------         --------

Cash flows from financing activities:
  Proceeds from exercise of employee stock options
   and stock purchases                                       3,188             2,011            6,858
                                                          --------          --------         --------
Net cash provided by financing activities                    3,188             2,011            6,858
                                                          --------          --------         --------

Effect of exchange rate changes on cash                        864             1,390              508
                                                          --------          --------         --------
Net (decrease)/increase in cash and cash equivalents       (16,680)            6,347           25,200

Cash and cash equivalents, beginning of year                73,662            67,315           42,115
                                                          --------          --------         --------
Cash and cash equivalents, end of year                    $ 56,982          $ 73,662         $ 67,315
                                                          ========          ========         ========

Supplemental disclosure on noncash financing activities:
  Restricted stock awards                                 $    214          $    171         $    109

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock                                        Accumulated
                                  ------------   Additional                              Other         Total
                                  Shares    Par    Paid-in     Deferred    Retained  Comprehensive  Stockholders'  Comprehensive
(in thousands)                    Issued  Value    Capital   Compensation  Earnings  Income/(loss)     Equity      Income/(loss)
--------------                    ------  -----    -------   ------------  --------  -------------     ------      -------------
Balance at September 30, 2001     22,250  $ 223   $  88,059  $       (285) $ 36,844  $      (1,488) $     123,353

Stock options exercised and
 related tax benefit,
 employee stock purchases            653      6       9,527                                                 9,533
Stock issued to
 i2 Technologies, Inc.               268      3          (3)                                                   --
Acquisitions, net of merger
 expenses                          1,096     11      15,117                                                15,128
Stock-based compensation                                              109                                     109

Net loss                                                                    (10,551)                      (10,551) $     (10,551)
Translation adjustment                                                                         448            448            448
                                                                                                                   -------------
Comprehensive loss                                                                                                 $     (10,103)
                                  ------  -----   ---------  ------------  --------  -------------  -------------  -------------
Balance at September 30, 2002     24,267  $ 243   $ 112,700  $       (176) $ 26,293  $      (1,040) $     138,020

Stock options exercised and
 related tax benefit,
 employee stock purchases            284      3       2,100                                                 2,103
Deferred compensation,
 related to common stock
 grants                               25                293          (293)                                     --
Stock-based compensation                                              171                                     171

Net income                                                                    4,870                         4,870  $       4,870
Translation adjustment                                                                       1,445          1,445          1,445
Net unrealized loss on
 marketable securities, net
 of tax                                                                                        (97)           (97)           (97)
                                                                                                                   -------------
Comprehensive income                                                                                               $       6,218
                                  ------  -----   ---------  ------------  --------  -------------  -------------  -------------
Balance at September 30, 2003     24,576  $ 246   $ 115,093  $       (298) $ 31,163  $         308  $     146,512

Stock options exercised and
 related tax benefit,
 employee stock purchases            383      4       3,524                                                 3,528
Deferred compensation,
 related to common stock
 grants                               24     --         286          (286)                                     --
Stock-based compensation                                              214                                     214

Net income                                                                   10,340                        10,340  $      10,340
Translation adjustment                                                                         624            624            624
Net unrealized loss on
 marketable securities, net
 of tax                                                                                        (83)           (83)           (83)
                                                                                                                   -------------
Comprehensive income                                                                                               $      10,881
                                  ------  -----   ---------  ------------  --------  -------------  -------------  -------------
Balance at September 30, 2004     24,983  $ 250   $ 118,903  $       (370) $ 41,503  $         849  $     161,135
                                  ------  -----   ---------  ------------  --------  -------------  -------------

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

CONCENTRATION OF CREDIT RISK

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of temporary cash investments, marketable securities and accounts receivable. The majority of our cash is maintained with several financial institutions in the United States and Europe. Deposits held with these banks may exceed the amount of insurance provided on such deposits. The counterparties to the agreements relating to marketable securities and investment instruments consist of various United States governmental units and financial institutions of high credit standing. Credit risk on accounts receivable is minimized as a result of the diverse nature of the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary.

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

FOREIGN CURRENCY

    Assets and liabilities are translated at current exchange rates at the balance sheet dates. The translation adjustments made on translation of the balance sheet are recorded as a separate component of stockholders' equity. Revenues and expenses are translated into U.S. dollars at average exchange rates. Foreign currency transaction gains and losses are included in determining net income. The Company recorded a net loss of $506 thousand, a net gain of $532 thousand, a net loss of $85 thousand for fiscal 2004, 2003, and 2002, respectively.

MARKETABLE SECURITIES

    The Company's marketable securities are classified as available-for-sale and are stated at their fair value. All marketable securities are held in the Company's name and are held in custody with a major financial institution. The fair value of marketable securities was determined based on quoted market prices. Unrealized gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity and are included in other comprehensive income.

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

LONG-LIVED ASSETS

   GOODWILL

     In accordance with "Statement of Financial Accounting Board ("SFAS No. 141",) "Business Combinations", the Company accounts for acquisitions under the purchase method of Accounting. SFAS 142 requires that goodwill no longer be amortized, but instead, be tested annually for impairment or whenever events occur which may indicate possible impairment. Also, in accordance with this standard, the Company ceased amortization of goodwill associated with acquisitions purchased prior to the adoption date, at the beginning of its fiscal year, October 1, 2002. The impairment analysis performed at September 30, 2004 concluded that no impairment of goodwill occurred.

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

    The Company has not provided for the U.S. income tax on earnings of its foreign subsidiaries as it considers certain of these earnings are intended to be permanently reinvested. At September 30, 2004, the undistributed earnings of foreign subsidiaries were $11.1 million.

REVENUE RECOGNITION

   SOFTWARE PRODUCTS

   The Company primarily licenses its software products under noncancellable license agreements. Software license fee revenues are generally recognized upon contract execution and product shipment, provided that collection of the resulting receivable is deemed probable, the fees are fixed or determinable, and no significant modification or customization of the software is required.

   Our customers do not have any right of return except as stipulated under a standard 90-day warranty that runs concurrent with post contract support (PCS). The Company does not maintain any reserves with respect to this warranty based on a history of performance of our software. On the rare occasion that a customer insists on conditions of acceptance, the Company defers revenue until the customer's acceptance is obtained and the condition has been satisfied.

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

SERVICES REVENUES

   Services revenues are comprised of consulting and training fees related to installation of the Company's software solutions, maintenance/support (PCS) contracts for software products, and subscription based fees related to the Company's Online Commerce Services (OCS) business. Consulting and training services are generally recognized as the services are performed. PCS revenues are recognized ratably over the term of the agreement, generally one year. Customers typically subscribe to OCS on an annual basis and revenue is recorded as services revenue and recognized on a straight-line basis over the applicable subscription period.

    Many of our software arrangements include consulting implementation services sold separately under consulting contracts. We consider whether the services revenue can be recognized separately from the software revenue by analyzing the nature of the services (i.e. if the services are essential to the functionality of the software), the level of risk, availability of services from other vendors, acceptance criteria, milestone payments and fixed price terms. For those contracts that contain fixed price arrangements, if we can reliably estimate the hours required to complete the implementation services and if we have vendor specific objective evidence
(VSOE) for the fair value of the hourly rates for consultants, we recognize the software license fee separately from the services revenues. The services revenues are recognized as they are delivered and the related costs as they are incurred. If at any point in time the costs exceed revenues, we immediately accrue for estimated losses using cost estimates that are based on average fully burdened daily rates applicable to the consulting organization delivering the services. For those fixed price arrangements where we cannot reliably estimate the hours required to complete the implementation services and we do not have VSOE for the fair value of the hourly rates for consultants, the software license value is recognized together with the consulting services over the period the consulting services are provided.

   MULTIPLE ELEMENT ARRANGEMENTS

   The Company's multiple element arrangements could include the following three elements: (a) software license, (b) PCS, and (c) consulting, training and other services ("services"). Revenue is allocated to the elements of the arrangement based upon the vendor specific objective evidence (VSOE) of fair value of each element. The Company uses the residual method to recognize its software license revenue, because while we are able to determine the VSOE of fair value of PCS and services, we are unable to determine the fair value of software licenses. Under the residual method, the fair value of undelivered elements (PCS and/or services) is deferred and recognized when the PCS and/or services are delivered. The difference between the amount of the total arrangement and the amount attributable to the elements for which fair value is determinable (PCS and/or services) is recognized as software license revenue. VSOE is established for PCS and is based on the price of PCS when sold separately. The PCS renewal rate is a relatively consistent percentage of the stipulated software license fee, offered to all customers. VSOE for consulting services is based on fixed hourly rates set according to the skill level of the consultant required. VSOE for training services is based on an established per-student fee structure.

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

DEFERRED REVENUE

    Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Deferred revenue also includes maintenance contracts, and OCS fees billed in advance.

ADVERTISING EXPENSE

    The Company recognizes advertising expense as incurred. Advertising expense was approximately $3.3 million, $4.7 million, and $4.9 million for fiscal years 2004, 2003, and 2002, respectively.

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

    The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                                                   Stock Options
                                              Year Ended September 30,
                                      ------------------------------------
                                      2004             2003          2002
                                      ----             ----          ----
Expected life (in years)              3.31             3.36          3.69
Volatility                              75%              90%           93%
Risk-free interest rate               2.18%            2.36%         3.99%
Dividend yield                           0%               0%            0%

                                          Employee Stock Purchase Plan
                                             Year Ended September 30,
                                      ------------------------------------
                                      2004             2003          2002
                                      ----             ----          ----
Expected life (in years)              1.00             1.00          1.00
Volatility                              55%              77%           93%
Risk-free interest rate               1.02%            1.58%         2.95%
Dividend yield                           0%               0%            0%

    Under SFAS 123, the weighted-average estimated fair value of options granted during fiscal 2004, 2003 and 2002 was $6.70, $7.36 and $14.21 per share, respectively.

    Proforma information

      The Company complies with the pro forma disclosure requirements of SFAS 123 as amended by SFAS 148. The following table illustrates the effect on net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                      Year Ended September 30,
                                                               ------------------------------------
                                                                  2004           2003         2002
                                                                  ----           ----         ----
(in thousands, except per share amounts)

Net income/(loss)
   As reported...............................                  $10,340      $  4,870        $(10,551)
   Add:  Stock-based employee compensation...
    expense included in net income/(loss)....                      214           171             109
   Deduct:  Stock-based employee compensation.
    expense determined under the fair value...
    based method for all awards, net of.......
    related tax effects.......................                 $(7,027)     $(10,751)       $(10,075)
Pro forma net income/(loss)..................                  $ 3,527      $ (5,710)       $(20,517)
Earnings/(loss) per share:
   Basic - as reported........................                 $  0.41      $   0.20        $  (0.46)
   Basic - pro forma..........................                 $  0.14      $  (0.23)       $  (0.89)
   Diluted - as reported......................                 $  0.40      $   0.20        $  (0.46)
  Diluted - pro forma........................                  $  0.14      $  (0.23)       $  (0.89)

With the exception of restricted stock awards to non-employee members of the board of directors, no stock-based compensation cost is reflected in net income, as all stock-based awards granted under the Company's plans consist of stock options that have an exercise price equal to the market value of the underlying common stock on the date of grant.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. In December 2003, the FASB issued a revision to FIN 46, FIN 46 (R), to address certain implementation issues. FIN 46(R) clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.

    FIN 46 (R) requires the application of either FIN 46 or FIN 46 (R) by "Public Entities" (as defined in paragraph 395 of FASB Statement No. 123, Accounting for Stock-Based Compensation) to all Special Purpose Entities ("SPEs") created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46 (R) is adopted early. FIN 46 (R)will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004.

    The Company does not enter into transactions involving entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements, and thus the required adoption of FIN 46R for all SPE's created prior to February 1, 2003 had no impact on the Company. The Company has not created any entities subsequent to January 31, 2003 that requires accounting under FIN 46. The Company believes that it does not have variable interest entities as defined in FIN 46 (R). The adoption of FIN 46(R) has no impact on the Company's financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA contains a series of provisions several of which are pertinent to the Company.

    The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been the Company's practice to permanently reinvest all foreign earnings into its foreign operations and the Company currently still plans to continue to reinvest its foreign earnings permanently into its foreign operations. Should the Company determine that it plans to repatriate any of its foreign earnings, the Company will be required to establish a deferred tax liability on such earnings.

    The AJCA eliminates the extraterritorial income exclusion for transactions occurring after December 31, 2004. However, the AJCA provides transitional relief, allowing an exclusion of 80% (of the exclusion previously allowable) for transactions occurring in calendar 2005 and 60% for transactions occurring in calendar 2006.

    The AJCA also provides U.S. corporations with an income tax deduction equal to a stipulated percentage of qualified income from domestic production activities ("qualified activities"). The deduction, which cannot exceed 50% of annual wages paid, is phased in as follows: 3% of qualified activities of the Company's fiscal years 2006 and 2007, 6% in fiscal years 2008 through 2010, and 9% in fiscal year 2011 and thereafter. The Company believes that it qualifies for the deduction. In November 2004, the Financial Accounting Standards Board issued a staff position (FAS 109-a) indicating that the domestic manufacturing deduction should be accounted for as a special deduction. As such, the tax benefit of the deduction will be accounted for in the periods in which the qualifying activities occur, i.e., the years in which the deductions are taken on the Company's tax returns. This benefit will be included in the Company's annual effective tax rate, but will not result in a re-measurement of deferred income taxes.

    The AJCA may have an impact on the Company's tax rate for 2005 and future years. The outcome at this time is not yet known.

B. INCOME TAXES:

    The components of income/(loss) before income taxes and the provision/(benefit) for income taxes consist of the following:

                                                                     Year Ended September 30,
                                                              ------------------------------------

                                                                2004         2003           2002
                                                              --------     --------        -------
(in thousands)

Income/(loss) before income taxes:
      United States ...............................           $ 11,707      $ 4,867       $(17,683)
      Foreign .....................................              4,200        2,847          3,244
                                                              --------     --------       --------
                                                              $ 15,907      $ 7,714       $(14,439)
                                                              ========     ========       ========
The provision/(benefit) for income taxes consists of:
Current taxes:
      Federal .....................................              1,748          547         (3,151)
      State .......................................                195          196            131
      Foreign .....................................              1,072        1,298          1,297
      Foreign withholding taxes ...................                357          591            349
                                                              --------     --------       --------
                                                              $  3,372      $ 2,632       $ (1,374)
                                                              ========     ========       ========
Deferred taxes:
      Federal ....................................               1,567          561         (2,141)
      State ......................................                 359           20           (422)
      Foreign ....................................                 269         (369)            49
                                                              --------     --------       --------
                                                                 2,195          212         (2,514)
                                                              --------     --------       --------
              Total ................................          $  5,567      $ 2,844       $ (3,888)
                                                              ========     ========       ========

    The reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                                       Year Ended September 30,
                                                    ------------------------------
                                                      2004       2003        2002
                                                    -------    -------    --------
Statutory federal tax rate................             35.0%      35.0%      (35.0)%
Export sales benefit......................             (1.1)      (.70)         --
State taxes, net of federal tax benefit...              2.6        1.4         0.3
R&D credit................................             (2.9)      (5.4)       (0.7)
Exempt interest...........................             (0.5)      (0.1)         --
Previously unbenefited losses.............             (1.2)      (6.6)         --
Meals and entertainment...................              0.6        1.5         0.8
Foreign taxes.............................              2.5        7.8         1.6
Goodwill and intangibles amortization.....               --        4.5         6.4
Other.....................................               --       (0.5)       (0.3)
                                                    -------    -------    --------
Effective tax rate........................             35.0%      36.9%      (26.9)%
                                                    =======    =======    ========

    The components of the deferred tax assets and liabilities are as follows:

                                                    As of September 30,
                                                  ----------------------
                                                     2004        2003
                                                    -------    -------
(in thousands)

Deferred tax assets:
      Deferred revenue....................          $   289    $   687
      Deferred rent.......................              620         14
      Allowance for doubtful accounts.....              491        702
      Accrued vacation....................              322        323
      Depreciation........................              510      1,374
      Package design......................               58         54
      Amortized intangibles...............            2,586      2,284
      Other reserves......................              368        244
      Goodwill............................            3,169      4,914
      Translation gain/loss...............              538        431
      Net operating loss carryforward.....              868      1,794

      Foreign tax credit carryforward.....               --        132
      Research and development credit.....              509        800
      Valuation allowance.................             (868)    (1,644)
                                                    -------    -------
                                                    $ 9,460    $12,109
                                                    -------    -------

Deferred tax liabilities:
     Amortized software....................         $   329    $   600
     Other.................................              50         --
                                                    -------    -------
                                                    $   379    $   600
                                                    -------    -------
Net deferred taxes.........................         $ 9,081    $11,509
                                                    =======    =======

    At September 30, 2004, the Company had total domestic net operating loss carryforwards of approximately $1.9 million attributable to the acquisition of Applied Image Technology, Inc. ("AIT"). In accordance with the provisions of Internal Revenue Code Section 382, the Company's utilization of AIT's net operating loss carryforward is estimated to be limited to approximately $600 thousand per year. The domestic net operating loss carryforwards will generally expire in varying amounts from 2008 through 2018. At September 30, 2004, the Company had state apportioned net operating loss carryforwards of approximately $3.1 million expiring in various years from 2005 through 2022, which are also subject to statutory limitations on their utilization.

    The Company continually assesses the realizability of its deferred tax asset. The deferred tax asset may be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that our financial projections change and it becomes more likely than not that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such a determination is made. The net deferred tax asset amount as of September 30, 2004 is $9.1 million.

    The Company has established a valuation allowance with respect to various net operating losses assumed from acquisitions. The valuation allowance was based upon expected earnings within individual tax jurisdictions and statutory limitations imposed by tax jurisdictions, which will more likely than not reduce our ability to realize the net operating loss carryforwards. The reduction in the net valuation allowance in fiscal 2004 from fiscal 2003 is primarily attributable to the utilization of previously unbenefited losses.

C. ACQUISITIONS

    On July 9, 2004, the Company completed the acquisition of Raptor ASA Corporation, a provider of software solutions for the aviation industry. The total purchase price of the acquisition was $1.1 million. The amount of $600 thousand was paid at closing. The amount of $200 thousand is payable within thirty days after the first anniversary of the closing and $300 thousand is payable within thirty days after the second anniversary of the closing. Both of these payments are contingent upon the completion of knowledge transfer milestones, however, neither payment is contingent on any employment of the selling principals with the Company. The Company allocated the purchase price as such: $910 thousand to acquired technology, $560 thousand to goodwill and $370 thousand to deferred tax liability. The deferred tax liability represents the cumulative tax effect of the book to tax difference in basis for the acquired technology. The acquired technology will be amortized over five years.

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

D. SALE OF ASSETS

    On January 17, 2003, the Company sold the industrial data normalization services operations to International Materials Solutions, Inc. (the "Buyer"). The sale included software and technology used in such operations, contracts with customers, suppliers and vendors, and trademarks associated with such operations. Additionally, the workforce was included as part of the sale. The Company retained comprehensive, non-exclusive rights to the software and technology used in the business, which has also been embedded in the Company's MAXIMO(R) and OCS offerings. As consideration for the assets, the Buyer assumed all liabilities arising in connection with the assets and the associated business operations from and after January 1, 2003 and delivered two promissory notes in the face amount of $1 million each, together with a stock purchase warrant representing the right to purchase five (5%) percent of the Buyer's common stock. One promissory note was a term note payable over a period of three years commencing July 1, 2003, and the other promissory note was a balloon note payable in full on June 30, 2006. The gain recorded on the sale of these assets was $407 thousand and was included in other income in fiscal 2003. For purposes of calculating the gain on the sale, the $1 million promissory balloon note receivable was not valued due to uncertainty of collection and no value was attributed to the stock purchase warrants due to the limited operating history of the buyer.

    On July 29, 2004, the Company and the Buyer entered into a termination agreement where the Company consented to the sale of the Buyer's business to an unrelated party and settled the outstanding obligation between the Company and the Buyer. In exchange for $1.3 million, received September 2004, the Company released the Buyer from all obligations due pursuant to the original January 17, 2003 sale. The gain recorded as a result of the termination agreement was $452 thousand and is included in other income in fiscal 2004. The gain represents the difference between the $1.3 million received by the Company and the carrying amount of the term note.

E. NET INCOME PER SHARE:

Basic and diluted income/(loss) per share are calculated as follows:

                                                       Year Ended September 30,
                                                    ------------------------------

                                                      2004       2003        2002
                                                      ----       ----        ----
(in thousands, except per share amounts)

Net income/(loss) ...........................       $10,340    $ 4,870    $(10,551)

Denominator:
Weighted average common shares
  outstanding - basic .......................        24,811     24,429      23,171

Effect of dilutive securities................           479        224          --
(primarily stock options)
                                                    -------    -------    --------
Weighted average common shares
  outstanding - diluted......................        25,290     24,653      23,171
                                                    =======    =======    ========
Net income/(loss) per share - basic                 $  0.41    $  0.20    $  (0.46)
Net income/(loss) per share - diluted               $  0.40    $  0.20    $  (0.46)

    Options to purchase shares of the Company's common stock of 2,147,000, 2,863,000 and 1,847,000 for fiscal 2004, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted net income/(loss) per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 479,000 and 224,000 shares were included in the computation of diluted net income per share for fiscal 2004 and 2003, respectively. Options to purchase shares of the Company's common stock of 717,000 for fiscal 2002 were outstanding but were excluded from the computations of diluted net loss per share as the effect was anti-dilutive due to the Company's net loss.

F. MARKETABLE SECURITIES:

    The Company classifies its marketable securities as "available for sale" and carries them at aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax effect. Realized gains and losses are determined based on the specific identified cost of the securities. Dividend and interest income, including amortization of the premium and discount arising at acquisition, are included in other income. The pre-tax unrealized holding gains and (losses) for the year ended September 30, 2004 were $10 thousand and ($286) thousand, respectively.

The following table summarizes the Company's investments:

                                                         Gross       Gross
As of September 30, 2004                  Amortized   Unrealized   Unrealized    Fair
                                             Cost        Gains       Losses      Value
(in thousands)                               ----        -----       ------      -----
U.S. Government Securities                 $12,288                   $(219)     $12,069
Corporate Bonds                              4,107       $10           (62)       4,055
Tax Exempt Municipal Securities             33,925                               33,925
Certificates of Deposit                      1,380                      (5)       1,375
Corporate Securities                             1                                    1
                                           -------       ---         -----      -------
  Total                                    $51,701       $10         $(286)     $51,425
                                           -------       ---         -----      -------

Reported As:
  Current Assets - Marketable Securities                                         36,152
                   Marketable Securities                                         15,273
                                                                                -------
Total                                                                           $51,425
                                                                                =======

                                                         Gross        Gross
As of September 30, 2003                  Amortized   Unrealized   Unrealized    Fair
                                             Cost        Gains       Losses      Value
(in thousands)                               ----        -----       ------      -----
U.S. Government Securities                 $15,297                    $(75)     $15,222
Corporate Bonds                              4,207                     (68)       4,139
Tax Exempt Municipal Securities                 75                                   75
Certificates of Deposit                      1,480                      (6)       1,474
Corporate Securities                             1                                    1
                                           -------                   -----      -------
Total                                      $21,060                   $(149)     $20,911
                                           -------                   -----      -------
Reported As:

  Current Assets - Marketable Securities                                          1,177
                   Marketable Securities                                         19,734
                                                                                -------
Total                                                                           $20,911
                                                                                =======

The following table provides a breakdown of the investments with unrealized losses at September 30, 2004:

                                Less                  12 Months
                            Than 12 Months            or Greater                  Total
                            --------------            ----------                  -----
                                     Gross                     Gross                      Gross
                         Fair     Unrealized      Fair      Unrealized       Fair      Unrealized
                         Value      Losses        Value       Losses        Value        Losses
                         -----      ------        -----       ------        -----        ------
(in thousands)

U.S. Government
 Securities                                      $12,069       $(219)      $12,069        $(219)
Corporate Bonds                                    1,980         (62)        1,980          (62)
Certificates
Of Deposit                                           375          (5)          375           (5)
                                                 -------       -----       -------        -----
Total                                            $14,424       $(286)      $14,424        $(286)
                                                 -------       -----       -------        -----


The gross unrealized losses related to the U.S. government securities and the certificates of deposit are due to changes in interest rates. The gross unrealized losses related to the corporate bonds are due to changes in market prices. The Company has the intent and the ability to hold these investments for a period of time sufficient to allow for anticipated recovery in market value. Substantially all of the Company's investments are rated investment grade or better. As a result of these factors, the Company has determined that the gross unrealized losses on its investment securities at September 30, 2004 are temporary in nature.

The following table summarizes the maturities of the Company's investments at September 30, 2004:

(in thousands)

                                         Amortized      Fair
                                            Cost        Value
                                            ----        -----
Less than one year                        $36,149      $36,151
Due in 1-2 years                           11,508       11,334
Due in 2-5 years                            4,044        3,940
                                          -------      -------
Total                                     $51,701      $51,425
                                          =======      =======

G. PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost and consist of the following:

                                                                  As of September 30,
                                                                -----------------------
                                                                  2004           2003
                                                                --------       --------
(in thousands)

Computer equipment ....................................         $  7,271       $  6,724
Purchased and internal use software  ..................           16,261         15,717
Vehicles ..............................................               16             16
Furniture and fixtures ................................            6,178          6,504
Leasehold improvements ................................            6,229          4,294
                                                                --------       --------
                                                                  35,955         33,255
Less accumulated depreciation and amortization ........          (28,728)       (25,016)
                                                                --------       --------
                                                                $  7,227       $  8,239
                                                                ========       ========

    Total depreciation and amortization expense was $4.9 million, $4.5 million, and $5.2 million for fiscal 2004, 2003 and 2002, respectively. Included in depreciation and amortization expense is amortization expense for purchased and internal use software of $2.9 million, $2.6 million, and $2.9 million for fiscal 2004, 2003 and 2002, respectively.

H. GOODWILL AND OTHER INTANGIBLE ASSETS:

    In accordance with SFAS No. 141, "Business Combinations", the Company accounts for acquisitions under the purchase method of Accounting. Goodwill is tested annually for impairment. In testing for potential impairment all remaining goodwill has been assigned to one reporting unit and reviewed for impairment at the entity level. The impairment analysis performed at September 30, 2004 concluded that no impairment of goodwill occurred.

    The following is a reconciliation of reported net loss to adjusted net loss and reported net loss per share to adjusted net loss per share had SFAS No. 142 been in effect for the twelve months ended September 30, 2002.

                                                                    For the twelve
                                                                     months ended
                                                                  September 30, 2002
                                                                  -------------------
(in thousands, except per share amounts)

Net loss, as reported                                                  $(10,551)
Add back:  impact of goodwill amortization, net
of tax benefit                                                            8,174
Adjusted net loss                                                      $ (2,377)
Net loss per share, basic and diluted, as
reported                                                               $  (0.46)
Add back:  impact of goodwill amortization, net
of taxes                                                               $  (0.36)
Adjusted net loss per share, basic and diluted                         $  (0.10)

Changes in the amount of goodwill for the years ended September 30, 2004 and 2003 are as follows:

(in thousands)

Balance as of September 30, 2002                      $46,370

Goodwill disposed of related to sale of
 services operations (See Footnote D)                    (160)
                                                      -------
Balance as of September 30, 2003                       46,210

Goodwill acquired during the period                       558
 (See Footnote C)                                     -------

Balance as of September 30, 2004                      $46,768
                                                      =======

Intangible assets consist of the following:

                                                          As of September 30,
                                                       ------------------------
                                                          2004           2003
                                                        -------        -------
(in thousands)

Goodwill, net......................................      46,768         46,210

Acquired technology ...............................      16,654         15,744
Accumulated amortization ..........................     (11,673)        (9,269)
                                                        -------        -------
Sub-total acquired technology......................       4,981          6,475
                                                        -------        -------
Other intangibles..................................       2,711          3,009
Accumulated amortization ..........................      (2,151)        (1,784)
                                                        -------        -------
Sub-total other intangibles .......................         560          1,225
                                                        -------        -------

Total intangible assets, net  .....................     $52,309        $53,910
                                                        =======        =======

    Other intangibles consist of customer contracts, backlog, customer lists and non-compete agreements.

    Amortization expense of intangible assets was $3.1 million, $4.3 million and $15.9 million for fiscal 2004, 2003 and 2002, respectively. The 2002 amount includes amortization of goodwill.

    As of September 30, 2004, remaining amortization expense on existing intangibles for the next five years is as follows:

(in thousands)

2005                                 $2,422
2006                                  1,565
2007                                    659
2008                                    659
2009                                    236
                                     ------
Total                                $5,541
                                     ======

I. ACCRUED COMPENSATION:

    A summary of accrued compensation consists of the following:

                                                        As of September 30,
                                                      -----------------------
                                                        2004           2003
                                                      --------       --------
(in thousands)

Accrued compensation and 401(k) contribution.......   $  3,195       $  2,713
Accrued sales commissions .........................      4,582          3,462
Accrued vacation pay ..............................      2,365          2,182
                                                      --------       --------
                                                      $ 10,142       $  8,357
                                                      ========       ========

J. COMMITMENTS AND CONTINGENCIES:

    The Company leases its office facilities under operating lease agreements, which expire at various dates through June 30, 2019. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense under these leases was $6.9 million, $6.2 million, and $6.5 million for fiscal 2004, 2003 and 2002, respectively.

    The operating leases provide for minimum aggregate future rentals as of September 30, 2004 as follows:

(in thousands)
2005----------------------------------------------------------------- $ 4,130
2006-----------------------------------------------------------------   3,557
2007-----------------------------------------------------------------   3,255
2008-----------------------------------------------------------------   3,055
2009 and thereafter--------------------------------------------------  20,653
                                                                      -------
                                                                      $34,650
                                                                      =======

    The Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition. The Company has other long-term non-cancelable commitments with vendors totaling $5.0 million as of September 30, 2004.

K. EMPLOYEE BENEFITS:

CASH OR DEFERRED PLAN

    The MRO Software, Inc. Cash or Deferred Plan (the "Plan") is a defined contribution plan available to substantially all of MROI's domestic employees. The Plan was established in 1988 under Section 401(a) of the Internal Revenue Code. Under the Plan, employees may make voluntary contributions based on a percentage of their pretax earnings.

    Effective January 1, 1993, the Plan was amended to provide for both a guaranteed and a discretionary contribution made by MROI. Amounts charged to expense for this Plan in fiscal 2004, 2003, and 2002 were $563 thousand, $359 thousand, and $530 thousand, respectively. The Company also makes contributions to pension plans for our international subsidiaries. Our practice is to fund the various plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations or make a contribution equal to the contribution made to U.S. domestic employees. Amounts charged to expense for our international employees for fiscal 2004, 2003, and 2002 were $1.2 million, $998 thousand, and $831 thousand respectively.

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

    On January 23, 2004, the Board of Directors of the Company voted to increase the number of shares of Common Stock that may be issued from 4,050,000 to 5,250,000. This increase was approved by the Company's stockholders on March 9, 2004.

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

    Stock option activity is summarized as follows:

                                                                         Weighted
                                                   No. of Shares       Average Price
                                                   -------------       -------------
Outstanding shares at September 30, 2001             4,144,977             $18.79

2002
Granted                                                138,500             $21.60
Canceled                                              (175,642)            $22.22
Exercised                                             (531,736)            $10.27
                                                     ---------
Outstanding at September 30, 2002                    3,576,099             $19.99

Options exercisable at September 30, 2002            1,888,906             $19.52

2003
Granted                                              1,073,500             $11.89
Canceled                                              (261,528)            $19.74
Exercised                                              (84,794)            $ 8.29
                                                     ---------
Outstanding at September 30, 2003                    4,303,277             $18.22

Options exercisable at September 30, 2003            2,610,088             $20.06

2004
Granted                                              1,011,562             $11.93
Canceled                                               (65,384)            $20.34
Exercised                                             (191,967)             $7.95
                                                     ---------
Outstanding at September 30, 2004                    5,057,488             $17.32

Options exercisable at September 30, 2004            3,362,666             $20.12

    The following table summarizes information about stock options outstanding at September 30, 2004:

                        Options Outstanding                               Options Exercisable
----------------------------------------------------------------   ------------------------------
                      Number       Weighted-Avg
Range of            Outstanding      Remaining                        Number
Exercise Prices       As of         Contractual    Weighted-Avg    Exercisable      Weighted-Avg
                      9/30/04      Life (years)   Exercise Price   As of 9/30/04   Exercise Price
---------------       -------      ------------   --------------   -------------   --------------
$7.53-11.25          1,300,420          5.2           $ 8.98         1,185,825         $ 9.00
$11.30-16.06         2,369,943          8.1           $12.23           795,313         $12.76
$17.00-25.47           677,625          6.0           $23.66           672,362         $23.67
$28.40-42.50           530,000          5.3           $37.83           529,666         $37.84
$54.50-59.13           168,000          5.3           $58.90           168,000         $58.90
$85.00-85.00            11,500          5.4           $85.00            11,500         $85.00
----- -----          ---------          ---           ------         ---------         ------
                     5,057,488                                       3,362,666

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

    During fiscal year ended September 30, 2004, employees purchased 99,831 shares at a price of $7.58 and 90,620 shares at a price of $9.95 for the offering periods ended November 30, 2003 and May 31, 2004, respectively. Total shares purchased in 2003 and 2002 were 199,633 and 121,126, respectively.

L. STOCKHOLDERS' EQUITY:

DEFERRED COMPENSATION

    Unvested stock options assumed in connection with acquisitions are recorded as stock-based compensation as a reduction of stockholders' equity. The amount recorded is equal to the difference between the exercise price of the unvested options and the fair market value of our stock as of the closing date of the acquisition. Restricted stock granted to employees that is subject to vesting, is also recorded as deferred stock-based compensation equal to the difference between the purchase price and the fair market value of the stock at the date of grant. Deferred stock-based compensation is amortized on a straight-line basis over the vesting term of these options and stock awards.

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

    On September 28, 2000, the Company executed a restricted stock agreement with one employee. In exchange for continued employment, the employee received 15,000 shares vesting equally in amounts of 5,000 on each September 30, 2001, 2002, and 2003. In May 2001, the vesting period of the 15,000 shares was amended. Under the amended agreement, 5,000 shares vested on October 1, 2001, and the remaining 10,000 shares vested on January 2, 2002 and the restricted stock agreement was no longer conditioned on employment. The shares were recorded at fair market value on the date of issuance as deferred compensation and the related amount was recorded as sales and marketing expense during fiscal 2001, as there is no continuing obligation of the employee beyond September 30, 2001

    On June 18, 2001, each non-employee Director received an outright grant of 6,250 shares of restricted stock vesting on a quarterly basis over three years in twelve equal installments vesting on the 15th day of the second month of each quarter, subject to acceleration under certain circumstances. The shares were recorded at fair market value ($12.65 per share) on the date of issuance as deferred compensation and the related amount is being recorded as general and administrative expenses over the vesting period.

    On January 27, 2003, each non-employee director received an outright grant of 6,250 shares of restricted stock vesting on a quarterly basis over three years in twelve equal installments vesting on the 15th day of the second month of each quarter, subject to acceleration under certain circumstances. The shares were recorded at fair market value ($11.73 per share) on the date of issuance as deferred compensation and the related amount is being recorded as general and administrative expenses over the vesting period.

    On March 15, 2004, each non-employee director and the Chairman of the Board received an outright grant of 4,800 shares of restricted stock vesting on a quarterly basis over three years in twelve equal installments on the 15th day of the second month of each quarter, subject to acceleration under certain circumstances. The shares were recorded at fair market value ($11.89 per share) on the date of issuance as deferred compensation and the value of the vested shares is being recorded as general and administrative expense.

M. GUARANTOR ARRANGEMENTS

    We warrant that our software products will perform substantially in accordance with the product specifications as contained in certain associated documentation, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the product and refund the license fee paid. We warrant that our professional services will be provided in accordance with good professional practice, and that any software developed by our services organization will perform substantially in accordance with its approved specifications for a period of thirty days from initial delivery of the services to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, we would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or services warranties, our liability for breach of warranty is limited to the amount of the license or services fees actually paid, and we maintain insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, we believe the estimated fair value of these warranty obligations is minimal. Accordingly, we have no liabilities recorded for these warranty obligations as of September 30, 2004.

    Under our standard end-user license agreement, we agree to indemnify our customers against infringement claims that may be brought by third parties asserting that our products infringe on certain intellectual property rights. In our services agreements with customers, we will also, as a matter of standard practice, agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of our services infringe on certain intellectual property rights, (b) against damages caused by our breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death, caused by our services personnel while on-site at customer premises. These indemnification provisions are generally based on our standard contractual terms. All such provisions, whether based on our standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnifications as negotiated may vary in duration and nature, and our obligations to indemnify may be unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to our knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that we maintain is sufficient to cover a refund of the license and services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, we have no liabilities recorded for any such indemnity obligations as of September 30, 2004.

    When we acquire a business or a company, we may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grand fathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for the assumption of any such liabilities as of September 30, 2004.

N. SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

    The Company reports revenues and income under one reportable industry segment, Strategic Asset Management. Our Strategic Asset Management software products and services include MAXIMO EAM and MAXIMO ITAM. The Company does not allocate expenses to these product groups, and all operating results are assessed on an aggregate basis to make decisions about the allocation of resources.

    The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific.

    A summary of the Company's revenues by geographical area is as follows:

                                                                 Year Ended September 30,
                                                                 ------------------------
                                                             2004           2003           2002
                                                           --------       --------      ---------
(in thousands)

Revenues:
   United States .........................                 $105,815       $104,735      $ 106,770
   Other Americas ........................                    9,907         10,654          7,558
   Intercompany revenues .................                   13,912         11,536          9,940
                                                           --------       --------      ---------
         Subtotal .............                            $129,634       $126,925      $ 124,268
                                                           --------       --------      ---------

   Europe/Middle East and Africa .........                   57,863         48,148         45,905

   Asia/Pacific ..........................                   12,104         13,340         11,648
   Intercompany revenues .................                  (13,912)       (11,536)        (9,940)
                                                           --------       --------      ---------
         Total revenues .......                            $185,689       $176,877      $ 171,881
                                                           --------       --------      ---------

Income/(loss)from operations:
   United States .........................                     $385       $ (5,140)     $ (21,444)
   Other Americas ........................                   (3,085)        (2,761)        (6,901)
   Europe/Middle East and Africa .........                   17,394         14,846         13,855
   Asia/Pacific ..........................                      (51)        (1,203)          (829)
                                                           --------       --------      ---------
                                                           $ 14,643       $  5,742      $ (15,319)
                                                           --------       --------      ---------

                                                                           As of September 30,
                                                                         -----------------------
                                                                            2004         2003
                                                                          --------     -------
(in thousands)

Long-lived assets:
   United States .............................                            $ 57,764     $60,157
   Other Americas ............................                               1,276       1,535
   Europe/Middle East and Africa .............                               3,885       3,773
   Asia/Pacific ..............................                                 600         704
                                                                          --------     -------
                                                                          $ 63,525     $66,169
                                                                          --------     -------

    The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues reflect our transfer pricing policies and primarily represent shipments of software to international subsidiaries. Intercompany revenues are eliminated from consolidated revenues. Income (loss) from operations excludes interest income, interest expense, provision for income taxes and transaction gains and losses.

    No customer accounted for more than 10% of revenue in fiscal 2004, 2003 or 2002.

O. SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Cash paid for interest and taxes was as follows:

                                                         Year Ended September 30,
                                                         ------------------------
                                                        2004        2003        2002
                                                        ----        ----        ----
(in thousands)

Interest, net.................................        $  173       $   39      $   45
Income taxes..................................         3,988        1,550       2,490

    Acquisitions of businesses were as follows:

                                                         Year Ended September 30,
                                                         ------------------------
                                                        2004        2003        2002
                                                        ----        ----        ----
(in thousands)

Fair value of assets acquired..............           $1,469       $  --       $23,573
Fair value of liabilities assumed..........             (864)         --        (5,630)
Net cash paid for acquisitions.............            $ 605       $  --       $ 1,293

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL. A                                    COL. B        COL. C                 COL. D         COL.E
------                                    ------        ------                 ------         -----
                                                             ADDITIONS
                                                        ------------------
                                       BALANCE AT     CHARGED TO   CHARGED TO   WRITE-OFFS   BALANCE AT
                                        BEGINNING      COSTS AND      OTHER    AND REVERSAL    END OF
                                        OF PERIOD      EXPENSES     ACCOUNTS   OF RESERVES     PERIOD
                                       ------------   ----------   ---------- ------------- -----------
YEAR ENDED SEP.30, 2004
  Allowance for doubtful accounts        $2,741,463     $118,376   ---------    $535,998     $2,323,841

YEAR ENDED SEP.30, 2003
  Allowance for doubtful accounts        $3,420,799     $118,558   ---------    $797,894     $2,741,463

YEAR ENDED SEP.30, 2002
  Allowance for doubtful accounts        $3,848,916   $1,753,282   ---------  $2,181,399     $3,420,799

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

MRO Software carries out periodic evaluations, under the supervision of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in our periodic filings with the Securities and Exchange Commission.

While there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, the Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required for our fiscal year ended September 30, 2005. This effort includes documenting and testing of internal controls. To date, the Company has not identified any material weaknesses in its internal control as defined by the Public Company Accounting Oversight Board. The Company will continue with its efforts of compliance and will modify or improve its controls as needed. The matters noted herein have been discussed with the Company's Audit Committee.

ITEM 9B. OTHER INFORMATION

NONE.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The following table shows the Company's executive officers as of December 14, 2004 and their areas of responsibility. Their biographies follow the table.

NAME                          AGE     POSITION
----                          ---     --------
Norman E. Drapeau, Jr.        44      President, Chief Executive Officer and
                                      Director Class III

Peter J. Rice                 52      Executive Vice President - Finance and
                                      Administration, Chief Financial Officer
                                      and Treasurer

Patricia C. Foye              49      Executive Vice President, Global Marketing
                                      & Strategic Alliances

William J. Sawyer             58      Executive Vice President- Operations

John W. Young                 52      Executive Vice President - Products and
                                      Technology

Craig Newfield                45      Vice President, General Counsel and
                                      Secretary

Robert L. Daniels             62      Chairman of the Board - Class I

Richard P. Fishman            58      Director - Class III

John A. McMullen              62      Director - Class I

Stephen B. Sayre              53      Director - Class II

Alan L. Stanzler              61      Director - Class II

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

      PETER J. RICE joined the Company in 2000 as Executive Vice President of Finance and Administration, Chief Financial Officer, and Treasurer of the Company. From 1998 to 2000, Mr. Rice was Vice President of Finance and Administration, Chief Financial Officer, and Treasurer of Interleaf, a developer of e-publishing and e-content software products. Interleaf was sold to Broadvision, Inc. in 2000. From 1995 to 1998, Mr. Rice was Vice President, Chief Financial Officer and Treasurer for Media 100, Inc., a provider of digital media and content design, and creation and delivery tools. From 1990 to 1995, Mr. Rice was Vice President, Corporate Controller and Chief Accounting Officer of M/A Com, Inc. Prior there to; Mr. Rice held senior financial management positions at Apollo Computer and Atex, Inc.

      PATRICIA C. FOYE joined the Company in July 2001 as Executive Vice President, Global Marketing and Strategic Alliances. From September 2000 to June 2001, Ms. Foye was Vice President, Worldwide Sales and Marketing for HMS Software, Inc.; an application software company centered in the aerospace defense markets. From May 1999 to May 2000, Ms. Foye was President of Allenbrook, Inc., a private firm focused on the development of policy management system for insurance and financial markets. From 1998 to 1999, Ms. Foye was Vice President and General Manager of QAD, Inc., leading the Electronics and Industrial business segment, the largest vertical business for QAD. From 1994 to 1998, Ms. Foye held senior management positions at Digital Equipment Corporation, a hardware and software vendor and Marcam Corporation, an ERP applications vendor.

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

      CRAIG NEWFIELD joined the Company as Vice President, General Counsel and Secretary in September 2000. From October 1997 through August 2000, Mr. Newfield was Vice President, General Counsel and Secretary of Interleaf, Inc., a developer of e-publishing and e-content software products. Interleaf was sold to Broadvision, Inc. in 2000. From April 1996 through September 1997, Mr. Newfield was General Counsel and Secretary of OneWave, Inc., since renamed Primix Solutions, an IT service provider. From February 1993 to April 1996, Mr. Newfield served as in-house counsel for Marcam Corporation.

      ROBERT L. DANIELS founded the Company in 1968 and has been a director since that time. Mr. Daniels served as Chairman of the Board and Chief Executive Officer from 1968 to 1996 and as President from 1968 to 1995. From May 1998 through November 30, 2004, Mr. Daniels served as Executive Chairman of the Board. As of December 1, 2004, Mr. Daniels serves as a non-employee Chairman of the Board.

      RICHARD P. FISHMAN has served as a director since March 1999. Mr. Fishman is currently Senior Managing Partner of MAF Capital Partners, a venture capital firm. From 1998 to 2002, Mr. Fishman was Executive Vice President at MacAndrews & Forbes Group, Inc., where he was responsible for venture capital investing. From 1995 to 1997, Mr. Fishman served as Managing Director of GeoPartners Research, Inc., a strategy and management-consulting firm, where he headed the firm's venture capital activities. Mr. Fishman served as President and Chief Executive Officer of Thinking Machines Corporation from 1993 to 1994 and was a partner at the law firm of Milbank, Tweed, Hadley & McCoy from 1987 until 1993.

      JOHN A. MCMULLEN has served as a director since April 2000. Mr. McMullen is the Managing Principal of Cambridge Meridian Group, Inc., a strategy-consulting firm that serves Fortune 500 and technology-based companies, with which he has been employed since 1985. Mr. McMullen taught business strategy at Harvard Law School from the mid 1980's to 1990 and, as one of the original members of CMGI's Board of Directors, served on that Board from 1988 through 1999. He currently serves on the Board of Ezenia, Inc., a NASDAQ listed company, in a term that began last year. In addition, he serves, or has served, on the boards of twelve other private, chiefly technology-oriented companies. From 1993 to 1997 he was an informal advisor to Senator Bill Bradley (NJ). In 1998 he ran for the United States Senate from Vermont.

      STEPHEN B. SAYRE has served as a director since September 1998. Mr. Sayre is currently the Vice President of Marketing and Business Development for Endeca Technologies, Inc. From June 2000 to March 2001, Mr. Sayre was Vice President of Marketing for Idiom, Inc. From 1994 to 2000, he was the Senior Vice President of Marketing at Lotus Development Corporation, a subsidiary of IBM Corporation, a hardware and software vendor. Prior to joining Lotus in 1994, Mr. Sayre was President of Boston Treasury Systems and has held other senior executive level positions with Cullinet Software and Easel Corporation.

      ALAN L. STANZLER has served as a director since May 1998. Mr. Stanzler also served as a director of the Company from 1992 to 1994, and as Clerk of the Company from 1990 to 1996. Mr. Stanzler is Of Counsel at the law firm of Stanzler, Funderburk & Castellon, L.L.P. From 1998 to September 2001, Mr. Stanzler was a partner of the law firm of Maselan Jones & Stanzler, P.C.

The Company has adopted a Code of Ethics that applies to all our directors and employees including, without limitation, our principal executive officer, our chairman, our principal financial officer, our principal accounting officer, our controller, and all of our employees performing financial or accounting functions. Our Code of Ethics is posted on our website, www.mro.com, and may be found under the "Investor Relations" section by clicking on "Corporate Governance" and then clicking on "Code of Conduct". We intend to continue to satisfy the disclosure requirement under Item 5.01 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website.

ITEM 11
EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement for the 2004 annual meeting of the stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2004 is incorporated herein by reference.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement for the 2004 annual meeting of the stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2004 is incorporated herein by reference.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement for the 2004 annual meeting of the stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2004 is incorporated herein by reference.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement for the 2004 annual meeting of the stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2004 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

    1. Consolidated Financial Statements - See Index to Consolidated Financial Statements in Part II, Item 8 on page 33

    2. Financial Statement Schedules - See Index to Consolidated Financial Statements in Part II, Item 8 on page 33

    3.  Exhibits

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

        3.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MRO Software, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

        3.5 Amendment to Articles of Organization adopted on December 15, 1999 (included as Exhibit 3.4 to the Company's Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)

        3.6 Amendment to Articles of Organization, dated March 6, 2001 (included as Exhibit 3.4 to the Company's Current Report on Form 8-K dated March 9, 2001, File No. 0-23852, and incorporated herein by reference)

        3.7  Nonstatutory Stock Option Agreement Form

        3.8  Stock Option Agreement Form for Employees

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

        10.1 Year Ended September 30, 2004 Executive Bonus Plan

    21. Subsidiaries of the registrant

        21.1 Subsidiaries of the Company

    23. Consent of Independent Registered Public Accounting Firm

        23.1 Consent of PricewaterhouseCoopers LLP

    31. Rule 13a-14(a)/15d-14(a) Certifications

        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

    32. Section 1350 Certifications

        32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002


(b)Reports on Form 8-K

On January 22, 2004, the Company filed a current report on Form 8-K disclosing its results of operations for the quarter ended December 31, 2003.

On April 15, 2004, the Company filed a current report on Form 8-K disclosing its results of operations for the quarter ended March 31, 2004.

On July 15, 2004, the Company filed a current report on Form 8-K disclosing its results of operations for the quarter ended June 31, 2004.

On October 21, 2004, the Company filed a current report on Form 8-K disclosing the resignation of the Company's Executive Vice President of Worldwide Sales, effective October 31, 2004.

On November 4, 2004, the Company filed a current report on Form 8-K disclosing its results of operations for the quarter and year ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2004

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

/s/ Norman E. Drapeau, Jr.     President and Chief         December 14, 2004
----------------------------   Executive Officer
Norman E. Drapeau, Jr.         (Principal Executive
                               Officer)

/s/ Peter J. Rice              Executive Vice President,   December 14, 2004
----------------------------   Chief Financial Officer
Peter J. Rice                  and Treasurer
                               (Principal Financial and
                               Accounting Officer)

/s/ Robert L. Daniels          Chairman of the Board       December 14, 2004
----------------------------
Robert L. Daniels

/s/ Richard P. Fishman         Director                    December 14, 2004
----------------------------
Richard P. Fishman

/s/ John A. McMullen           Director                    December 14, 2004
----------------------------
John A. McMullen

/s/ Stephen B. Sayre           Director                    December 14, 2004
----------------------------
Stephen B. Sayre

/s/ Alan L. Stanzler           Director                    December 14, 2004
----------------------------
Alan L. Stanzler

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

3.3 Amendment to By-Laws adopted on February 1, 2001 (included as Exhibit3.3to the Company's Current Report on Form 10-Q for the quarter ended March 31,
     2001, File No. 0-23852 and incorporated herein by reference)

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

3.7  Nonstatutory Stock Option Agreement Form

3.8  Stock Option Agreement Form for Employees

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

10.1 Year Ended September 30, 2004 Executive Bonus Plan

21.1 Subsidiaries of the Company

23.1 Consent of PricewaterhouseCoopers LLP

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the
     Sarbanes - Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the
     Sarbanes - Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer
     Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002