Form 10-Q
period 2004-12-31
MRO SOFTWARE INC
filed 2005-02-09
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 25,256,852 shares of common stock, $.01 par value per share, as of February 4, 2005.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets (unaudited) as of December 31,         3
              2004 and September 30, 2003.

           Consolidated Statements of Operations (unaudited)for the three     4
              months ended December 31, 2004 and 2003.

           Consolidated Statements of Cash Flows (unaudited) for the          5
              three months ended December 31, 2004 and 2003.

           Notes to Consolidated Financial Statements (unaudited).            6

ITEM 2.    Management's Discussion and Analysis of Financial Condition       11
              and Results of Operations

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk        22

ITEM 4.    Controls and Procedures                                           22

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 23
Item 2.    Changes in Securities                                             23
Item 3.    Defaults upon Senior Executives                                   23
Item 4.    Submission of Matter to a Vote of Security Holders                23
Item 5.    Other Information                                                 23
Item 6.    Exhibits and Reports on Form 8-K                                  23
           SIGNATURE                                                         26

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      DECEMBER 31,   SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                     2004            2004
                                                                      ------------   -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                            $ 64,200       $ 56,982
   Marketable securities                                                  37,510         36,152
   Accounts receivable, trade, less allowance
      for doubtful accounts of $2,371 at December 31, 2004
      and $2,324 at September 30, 2004, respectively                      35,940         36,636
   Prepaid expenses and other current assets                               5,404          5,072
   Deferred income taxes                                                   1,422          1,470
                                                                        --------       --------
      Total current assets                                               144,476        136,312
                                                                        --------       --------

   Marketable securities                                                  12,984         15,273
   Property and equipment, net                                             7,520          7,227
   Goodwill                                                               46,337         46,768
   Intangible assets, net                                                  4,930          5,541
   Deferred income taxes                                                   7,761          7,611
   Other assets                                                            3,873          3,989
                                                                        --------       --------
      Total assets                                                      $227,881       $222,721
                                                                        ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                $ 12,445       $ 12,871
   Accrued compensation                                                    9,465         10,142
   Income taxes payable                                                    6,033          5,473
   Deferred revenue                                                       28,407         29,373
   Deferred lease obligation                                                 238            292
                                                                        --------       --------
      Total current liabilities                                           56,588         58,151
                                                                        --------       --------

   Deferred lease obligation                                               2,285          2,210
   Deferred revenue                                                          728            900
   Other long term liabilities                                               303            325

   Stockholders' equity
   Preferred stock, $.01 par value;1,000 authorized,
      none issued and outstanding
      Common stock, $.01 par value;50,000 authorized;
      25,246 and 24,983 issued and outstanding at December 31, 2004
      and September 30, 2004, respectively                                   252            250
   Additional paid-in capital                                            121,343        118,903
   Deferred compensation                                                    (322)          (370)
   Retained earnings                                                      44,666         41,503
   Accumulated other comprehensive income                                  2,038            849
                                                                         -------       --------
      Total stockholders' equity                                         167,977        161,135
                                                                         -------       --------
      Total liabilities and stockholders' equity                        $227,881       $222,721
                                                                        ========       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2004      2003
                                                              -------   --------
Revenues:
   Software                                                   $14,824   $12,210
   Support and services                                        32,532    32,692
                                                              -------   -------
      Total revenues                                           47,356    44,902
                                                              -------   -------

Cost of revenues:
   Software                                                     1,280     1,812
   Support and services                                        15,615    14,773
                                                              -------   -------
      Total cost of revenues                                   16,895    16,585
                                                              -------   -------

Gross profit                                                   30,461    28,317

Operating expenses:
   Sales and marketing                                         15,231    13,710
   Product development                                          6,780     7,006
   General and administrative                                   4,478     4,465
   Amortization of other intangibles                               92       205
                                                              -------   -------
      Total operating expenses                                 26,581    25,386
                                                              -------   -------

Income from operations                                          3,880     2,931

   Interest income                                                471       204
   Other income/(expense), net                                    570      (440)
                                                              -------   -------

   Income before income taxes                                   4,921     2,695

   Provision for income taxes                                   1,758       943
                                                              -------   -------

   Net income                                                 $ 3,163   $ 1,752
                                                              =======   =======
   Net income per share, basic                                $  0.13   $  0.07
                                                              -------   -------
   Net income per share, diluted                              $  0.12   $  0.07
                                                              -------   -------

   Shares used to calculate net income per share
      Basic                                                    25,041     24,629
      Diluted                                                  25,392     25,200

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE
                                                                    MONTHS ENDED
                                                                    DECEMBER 31,
                                                                 ------------------
(in thousands)                                                     2004      2003
                                                                 -------   --------
Cash flows from operating activities:
   Net income                                                    $ 3,163   $  1,752
Adjustments to reconcile net income to net
   cash provided by/(used in) operating activities:
   Depreciation                                                      775      1,193
   Amortization of other intangibles                                 611        957
                                                                                ---
   Amortization of premium on marketable securities                   66
   Stock-based compensation                                           48         50
   Deferred income taxes                                             664        129
   Changes in operating assets and liabilities:
      Accounts receivable                                          1,789     (1,952)
      Prepaid expenses and other assets                              142     (1,483)
      Accounts payable, accrued expenses and other liabilities    (1,002)    (4,209)
      Accrued compensation                                          (896)      (681)
      Income taxes payable                                           281       (373)
      Deferred revenue                                            (1,806)    (1,084)
                                                                 -------   --------
Net cash provided by/(used in) by operating activities             3,891     (5,701)
                                                                 -------   --------

Cash flows from investing activities:
   Acquisitions of property and equipment and other
      capital expenditures                                        (1,105)      (622)
                                                                                ---
   Sale of marketable securities                                   3,429
   Purchase of marketable securities                              (2,420)   (20,007)
                                                                 -------   --------
Net cash used in investing activities                                (96)   (20,629)
                                                                 -------   --------

Cash flows from financing activities:
   Proceeds from exercise of employee stock options and
      stock purchases                                              2,299        956
                                                                 -------   --------
Net cash provided by financing activities                          2,299        956
                                                                 -------   --------

Effect of exchange rate changes on cash                            1,124      1,207
                                                                 -------   --------

Net increase/(decrease) in cash and cash equivalents               7,218    (24,167)

Cash and cash equivalents, beginning of period                    56,982     73,662
                                                                 -------   --------

Cash and cash equivalents, end of period                         $64,200   $ 49,495
                                                                 =======   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of December 31, 2004 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2005, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2004.

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

Basic and diluted income per share are calculated as follows:

                                                              THREE MONTHS ENDED
                                                             -------------------
(in thousands, except per share data)                        12/31/04   12/31/03
                                                             --------   --------
Net income                                                    $ 3,163    $ 1,752
Denominator:
Weighted average common shares outstanding-basic               25,041     24,629
Effect of dilutive securities (1)                                 351        571
                                                              -------    -------
Weighted average common shares outstanding-diluted             25,392     25,200
                                                              =======    =======
Net income per share, basic                                   $  0.13    $  0.07
Net income per share, diluted                                 $  0.12    $  0.07

(1) Options to purchase 1,764,959 shares and 1,555,792 shares of the Company's Common Stock for the three months ended December 31, 2004 and 2003, respectively were outstanding but were not included in the computations of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 351,000 shares and 571,000 shares were included in the computation of diluted net income per share for the three months ended December 31, 2004 and 2003, respectively.

C.   ACCOUNTING POLICIES

STOCK-BASED COMPENSATION AND PRO FORMA INFORMATION

The Company complies with the pro forma disclosure requirements of the Financial Accounting Standards Board ("FASB") SFAS No. 123 as amended by SFAS No. 148. The fair value of the Company's stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options. The following table illustrates the effect on net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                                                              THREE MONTHS ENDED
                                                             -------------------
(in thousands, except per share amounts)                     12/31/04   12/31/03
                                                             --------   --------
Net income
   As reported                                               $ 3,163    $ 1,752
   Add: Stock-based employee compensation expense
      included in net income                                      48         50
   Deduct: Stock-based employee compensation
      expense determined under the fair value based
      method for all awards, net of related tax effects       (1,299)    (2,573)
Pro forma net income/(loss)                                  $ 1,912    $  (771)

Earnings/(loss) per share:
   Basic - as reported                                       $  0.13    $  0.07
   Basic-pro forma                                           $  0.08    $ (0.03)
   Diluted-as reported                                       $  0.12    $  0.07
   Diluted-pro forma                                         $  0.08    $ (0.03)

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

D.   COMPREHENSIVE INCOME:

The following table reflects the components of comprehensive net income:

                                                                    THREE MONTHS ENDED
                                                                   -------------------
(in thousands)                                                     12/31/04   12/31/03
                                                                   --------   --------
Net income                                                          $3,163     $1,752
Other comprehensive net income,
   Net of tax:
      Unrealized gain/(loss) on securities arising during period       143        (82)
      Foreign currency translation adjustment                        1,046        886
                                                                    ------     ------
Comprehensive income                                                $4,352     $2,556
                                                                    ======     ======

E.   SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

The Company reports revenues and income under one reportable industry segment, Strategic Asset Management. Our Strategic Asset Management software products and services include MAXIMO EAM and MAXIMO ITAM. The Company does not allocate expenses to these product groups and all operating results are assessed on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific.

A summary of the Company's revenues by geographical area is as follows:

                                                             THREE MONTHS ENDED
                                                            -------------------
(in thousands)                                              12/31/04   12/31/03
                                                            --------   --------
Revenues:

   United States                                             $26,495    $27,502
   Other Americas                                              2,805      2,197
   Intercompany                                                3,478      3,859
                                                             -------    -------
   Subtotal                                                  $32,778    $33,558

   Europe/Middle East and Africa                              14,437     12,572
   Asia/Pacific                                                3,619      2,631
   Intercompany                                               (3,478)    (3,859)
                                                             -------    -------
   Total revenues                                            $47,356    $44,902
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

F.   GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the amount of goodwill for the quarter ended December 31, 2004 are as follows:

Balance as of September 30, 2004                        $46,768
Utilization of acquired net operating losses               (431)
                                                        -------
Balance as of December 31, 2004                         $46,337
                                                        =======

Intangible assets as of December 31, 2004 and September 30, 2004 consist of the following:

(in thousands)                                              12/31/04   09/30/04
                                                            --------   --------
Goodwill, net                                               $ 46,337   $ 46,768

Acquired technology                                           16,654     16,654
Accumulated amortization                                     (12,192)   (11,673)
                                                            --------   --------

Sub-total acquired technology                                  4,462      4,981
                                                            --------   --------

Other intangibles                                              2,611      2,711
Accumulated amortization                                      (2,143)    (2,151)
                                                            --------   --------

Sub-total other intangibles                                      468        560
                                                            --------   --------

Total intangible assets, net                                $ 51,267   $ 52,309
                                                            ========   ========

Other intangibles consist of customer contracts, customer lists and non-compete agreements.

Amortization expense of intangible assets was $611 thousand and $957 thousand for the three months ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, remaining amortization expense on existing intangibles for the next five years is as follows:

(in thousands)
2005 (remaining 9 mos)   $1,811
2006                      1,565
2007                        659
2008                        659
2009                        236
                         ------
Total                    $4,930
                         ------

G.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123(R)"). SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements.

We are required to adopt SFAS 123(R) in the fourth quarter of fiscal 2005. SFAS 123(R) applies to all awards granted after June 30, 2005 and to previously granted awards unvested as of the adoption date. We are currently assessing the impact of SFAS 123(R) on our financial statements.

H.   GUARANTOR ARRANGEMENTS

We warrant that our software products will perform substantially in accordance with the product specifications as contained in certain associated documentation, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the product and refund the license fee paid. We warrant that our professional services will be provided in accordance with good professional practice, and that any software developed by our services organization will perform substantially in accordance with its approved specifications for a period of thirty days from initial delivery of the services to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, we would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or services warranties, our liability for breach of warranty is limited to the amount of the license or services fees actually paid, and we maintain insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, we believe the estimated fair value of these warranty obligations is minimal. Accordingly, we have no liabilities recorded for these warranty obligations as of December 31, 2004.

Under our standard end-user license agreement, we agree to indemnify our customers against infringement claims that may be brought by third parties asserting that our products infringe on certain intellectual property rights. In our services agreements with customers, we will also, as a matter of standard practice, agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of our services infringe on certain intellectual property rights, (b) against damages caused by our breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death, caused by our services personnel while on-site at customer premises. These indemnification provisions are generally based on our standard contractual terms. All such provisions, whether based on our standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnifications as negotiated may vary in duration and nature, and our obligations to indemnify may be unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to our knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that we maintain is sufficient to cover a refund of the license and services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, we have no liabilities recorded for any such indemnity obligations as of December 31, 2004.

When we acquire a business or a company, we may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grand fathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for the assumption of any such liabilities as of December 31, 2004.

I. PROVISION FOR INCOME TAXES

The Company is currently undergoing an income tax audit with the Internal Revenue Service. We believe that we have provided sufficiently for all audit exposures. A favorable settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in a reduction of future tax provisions, which could be significant. Any such benefit would be recorded upon final resolution of the audit or expiration of the statute.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q, as well as documents incorporated herein by reference, may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements:
"expects," "anticipates," and "estimates." Forward-looking statements include, without limitation, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements for various reasons, include those discussed under the heading "Factors Affecting Future Performance" below. These forward-looking statements speak only as of the date of this Quarterly Report, and the Company disclaims any obligation to update such forward looking statements as a result of any change in circumstances or otherwise.

OVERVIEW

MRO Software is a leading global provider of Strategic Asset Management solutions, software and related services. Strategic Asset Management is the management and optimization of the business processes required to keep our customers' critical assets productive. Critical assets are those that have a significant impact on operations and performance, including assets used in production, facilities, transportation and information technology (IT) operations. The Company's Strategic Asset Management software products and services allow our customers to manage the complete life cycle of their critical assets, including: planning, procurement, deployment, tracking, maintenance and retirement. Our Strategic Asset Management software products and services include MAXIMO for the Enterprise Asset Management (EAM) market and MAXIMO MainControl for the IT Asset Management (ITAM) market. Using MRO Software's products and services, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset base. In March 2005, the Company will be releasing its new generation of products, Maximo Enterprise Suite (MXES). MXES will incorporate the Company's current EAM and ITAM capabilities, delivered on a common platform along with new functionality that will include IT Help Desk and Service Desk capabilities as well as a greatly enhanced application set for the EAM market.

The Company reports all its revenues in one reportable business segment, the Strategic Asset Management segment. The Company's management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Our actual results are reported in United States dollars. International revenues accounted for 44% and 39% of total revenues for the three months ended December 31, 2004 and 2003, respectively, and, therefore, the fluctuation in exchange rates can have a significant impact on our results of operations. In the three months ended December 31, 2004, the fluctuation in the Euro dollar and the British pound, in particular, had a favorable impact on our revenue results. We assess the impact of foreign currency exchange rates on our business, primarily revenues, by recalculating the current period's financial results using the comparable period's exchange rates to devise a constant currency rate in order to compare period over period results. We believe that this non-GAAP financial measure provides useful information to management and investors since it reflects performance of our international territories without the effect of exchange rates. Total actual revenues increased 5% in the three months ended December 31, 2004 compared to the three months ended December 31, 2003, however, in constant currency terms the increase is estimated to be 2%. The exchange rates had a similar impact on direct and operating expenses, and, therefore, the overall impact on net income was immaterial for the three months ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.). The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies.

Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported condition and results of operations, include revenue recognition, estimating the allowance for doubtful accounts, deferred tax assets, and the valuation of long-lived assets. These critical accounting policies and estimates should be read in conjunction with the critical accounting policies and estimates included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2004. The Company includes and updates critical accounting policies and estimates in interim periods if a new critical accounting policy is adopted or amended or if there are material changes in related judgments or conditions underlying the Company's estimates in the interim period.

RESULTS OF OPERATIONS

REVENUES

                                                     Three               Three
                                                    Months              Months
                                                     Ended    Change     Ended
(in thousands)                                     12/31/04      %     12/31/03
                                                   --------   ------   --------
Software licenses revenues                         $14,824       21%   $12,210
Percentage of total revenues                            31%                 27%

Support revenues                                   $18,590        8%   $17,243
Percentage of total revenues                            39%                 38%

Services revenues                                  $13,942     (10)%   $15,449
Percentage of total revenues                            29%                 34%

Total revenues                                     $47,356        5%   $44,902

The Company's revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services.

Software license revenues increased 21% for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 and increased approximately 17% using constant currency rates. MAXIMO EAM software license revenues comprised 98% of total software revenues for the three months ended December 31, 2004. MAXIMO EAM software license revenues increased 26% for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. The increase was attributable to enhancements to the product, namely MAXIMO Industry Solutions that target specific vertical markets. MAXIMO ITAM software license revenues declined 64% for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. Historically, MAXIMO ITAM software licenses have fluctuated from quarter to quarter; and we expect that this trend will continue over the next few quarters as a result of the Company's plans to replace this product in conjunction with the release of its new generation of products, MAXIMO, Maximo Enterprise Suite (MXES) in March 2005. The Company expects little or no revenue impact from this new release until the second half of fiscal year 2005.

Support revenues increased 8% to $18.6 million for the three months ended December 31, 2004 from $17.2 million for the three months ended December 31, 2003 and increased approximately 5% using constant currency rates. Support revenues have increased as a result of a cumulative increase in the number of MAXIMO EAM customers and a strong renewal rate (90%) for support contracts. MAXIMO EAM support revenues comprised 96% of total support revenues for the three months ended December 31, 2004 and increased 11% for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. MAXIMO ITAM support revenues decreased 37% for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 due to termination of contracts without commensurate replacements from new customers.

Service revenues decreased 10% to $13.9 million for the three months ended December 31, 2004 from $15.5 million for the three months ended December 31, 2003 and decreased 14% using constant currency rates. The decrease in service revenues for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was comprised of the following: (1) a decline of 26% in MAXIMO ITAM service revenues related to the decrease in software licenses sold and (2) a decline of 10% in MAXIMO EAM service revenues due to the conclusion of a multi-year engagement that had been generating $1 to $2 million of revenue per quarter for the previous two years. Overall, our services business operates in a highly competitive industry and there are numerous independent consulting firms who implement our MAXIMO products and compete for our services business.

COST OF REVENUES

                                                     Three               Three
                                                    Months              Months
                                                     Ended    Change     Ended
(in thousands)                                     12/31/04      %     12/31/03
                                                   --------   ------   --------
Cost of software licenses revenues                 $ 1,280     (29)%   $ 1,812
Percentage of software licenses revenues                 9%                 15%

Cost of support revenues                           $ 2,881       14%   $ 2,522
Percentage of support revenues                          15%                 15%

Cost of services revenues                          $12,734        4%   $12,251
Percentage of services revenues                         91%                 79%

Total cost of revenues                             $16,895        2%   $16,585
Percentage of total revenues                            36%                 37%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping and amortization of acquired technology. The decrease in the cost of software license revenues for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was primarily attributable to decrease in the amortization of acquired technology due to the cessation of amortization of fully amortized assets. Amortization of acquired technology was $519 thousand and $752 thousand for the three months ended December 31, 2004 and 2003, respectively. Also contributing to the decrease was a decline in royalties paid to third-party software vendors and a decrease in purchases of third-party software related to our MAXIMO Mobile Suite product.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third-party consultants and costs to support the MRO Operations Center. Cost of support revenues increased 14% to $2.9 million for the three months ended December 31, 2004 from $2.5 million for the three months ended December 31, 2003. The increase in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 was primarily attributable to general increases in salaries and related benefits and increases in renewals of third-party support contracts related to the MAXIMO Mobile Suite product. Cost of support revenues, as a percentage of total support revenues, was 15% for both the three months ended December 31, 2004 and 2003, respectively.

Cost of service revenues increased 4% to $12.7 million for the three months ended December 31, 2004 from $12.3 million for the three months ended December 31, 2003. Cost of service revenues, as a percentage of total service revenues was 91% and 79% for the three months ended December 31, 2004 and 2003, respectively. The increase for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was attributable to an increase in salaries and related benefits and travel and entertainment expenses related to a worldwide professional services meeting. The completion of a large multi-year, multi-million dollar engagement without commensurate reallocation of personnel on new assignments also affected the service margin.

OPERATING EXPENSES

                                                     Three               Three
                                                    Months              Months
                                                     Ended    Change     Ended
(in thousands)                                     12/31/04      %     12/31/03
                                                   --------   ------   --------
Sales and marketing                                $15,231       11%   $13,710
Percentage of total revenues                            32%                 31%

Product development                                $ 6,780      (3)%   $ 7,006
Percentage of total revenues                            14%                 16%

General and administrative                         $ 4,478        1%   $ 4,465
Percentage of total revenues                             9%                 10%

Amortization of other intangibles                  $    92     (55)%   $   205
Percentage of total revenues                             1%                  1%

Sales and marketing expenses increased 11% for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. The increase was primarily attributable to an increase in salaries and related benefits, an increase in advertising expenses, an increase in sales commissions due to an increase in software license sales and costs to recruit a new Executive Vice President of Worldwide Sales.

Product development expenses decreased 3% for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. Product development expense as a percentage of total revenues was 14% and 16% for the three months ended December 31 2004 and 2003, respectively. The decrease was primarily attributable to a decrease in the costs to translate our products into foreign languages. Expenditures for translation of our products are dependent on the release cycles of our foreign language versions. We have completed the majority of the translations for MAXIMO Version 5. The decrease was partially offset by an increase in product development salaries and related benefits and headcount for a new research and development group in Brazil. The Company has focused the majority of its development on a new generation of products, MXES. MXES will incorporate the Company's current EAM and ITAM capabilities, delivered on a common platform along with new functionality that will include IT Help Desk and Service Desk capabilities as well as a greatly enhanced application set for the EAM market to be released in March 2005.

General and administrative expenses increased 1% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. General and administrative expenses as a percentage of total revenues was 9% and 10% for the three months ended December 31, 2004 and 2003, respectively. The slight increase is attributable to general increases for salaries and related benefits, offset by general decreases in overall operating expenses.

The decrease in amortization of other intangibles expense for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was due to cessation of amortization for fully amortized assets.

NON-OPERATING EXPENSES

                                Three               Three
                               Months              Months
                                Ended    Change     Ended
(in thousands)                12/31/04      %     12/31/03
                              --------   ------   --------
Interest income                 $471      131%     $ 204
Other income/(expense), net     $570     (230)%    $(440)

Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. The Company invests a large portion of its cash in marketable securities such as United States treasury and treasury-backed instruments, municipal bonds and highly rated conservative corporate bonds. We were able to earn more income in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 because we invested more cash into higher yielding securities and the overall U.S. bond market improved over the previous comparable period. The change in other income was primarily due to a swing in foreign currency transaction gains and losses. Due to the favorable impact of exchange rates, the Company reported net currency transaction gains of $672 thousand for the three months ended December 31, 2004 compared to net currency transaction losses of $446 thousand for the three months ended December 31, 2003. The Company has no foreign exchange contracts at the present time.

INCOME TAXES

The Company's effective tax rate was 36% and 35% for the three months ended December 31, 2004 and 2003, respectively. The tax provision was calculated on income generated in domestic and foreign tax jurisdictions and on changes in the Company's net deferred tax assets and liabilities.

During the first quarter of 2005, the President of the United States signed into law both the American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004. This legislation contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a new deduction relating to U.S. manufacturing, a lower U.S. tax rate on non-U.S. dividends and an extension of the research and experimentation credit. The impact of these new laws may have an impact on the Company's tax rate for 2005 and future years and we are currently evaluating the potential effect of these new laws on our effective tax rate, but we have not determined what that effect is at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had cash and cash equivalents of $64.2 million and marketable securities of $50.5 million and working capital of $87.9 million.

Cash provided by operations was $3.9 million for the three months ended December 31, 2004 primarily attributable to income generated from operations.

Cash used in investing activities was $96 thousand for the three months ended December 31, 2004 and was primarily used in the purchase of marketable securities and capital expenditures, funded by the maturities of marketable securities.

Cash provided by financing activities was $2.3 million for the three months ended December 31, 2004 and represents proceeds from the Company's Employee Stock Option and Purchase Plans.

As of December 31, 2004, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. The Company's corporate headquarters are under lease through December 31, 2009. The Company leases its other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

The Company may use a portion of its cash to acquire additional businesses, products or technologies complementary to its business. The Company also plans to make investments over the next year in its products and technology.

The Company expects that its cash flow from operations, together with its current cash and marketable securities, will be sufficient to meet its working capital and capital expenditure requirements through at least December 31, 2006. The Company's liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations, leaving its cash reserves available for acquisitions, other investments and unanticipated expenditures. The Company has no long-term debt obligations. The factors that might impact the Company's cash flows include those that might impact the Company's business and operations generally, as described below under the heading "Factors Affecting Future Performance."

FACTORS AFFECTING FUTURE PERFORMANCE

The nature of forward-looking information is that such information involves significant assumptions, risks and uncertainties. Certain public documents of the Company, and statements made by our authorized officers, directors, employees, agents and representatives acting on behalf of the Company, may include forward-looking information which will be influenced by the factors described below and by other assumptions, risks and uncertainties. Forward-looking information is based on assumptions, estimates, forecasts and projections regarding the Company's future results as well as the future effectiveness of the Company's strategic plans and its operational decisions. Forward-looking statements made by or on behalf of the Company are subject to the risk that the forecasts, projections and expectations of management, or assumptions underlying such forecasts, projections and expectations, may prove to be inaccurate. Accordingly, actual results and the Company's implementation of its plans and operations may differ materially from forward-looking statements made by or on behalf of the Company. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results and actions to differ materially from forward-looking statements.

WE DEPEND SUBSTANTIALLY ON OUR MAXIMO EAM PRODUCT.

Most of our revenues are derived from the licensing of our MAXIMO EAM family of products and sales of related services and support. Our financial performance depends largely on continued market acceptance of these products. We believe that continued market acceptance and our revenue stability and growth will largely depend on our ability to continue to enhance and broaden the capabilities of these products. If we are unable to continue to enhance and improve MAXIMO EAM so that it delivers the capabilities required by existing and potential customers and remains competitive with other products in the market, or if a trend emerges such that customers decide to consolidate their IT systems and eliminate their standalone or "best-of-breed" EAM application software altogether, our revenues, margins and results of operations and financial condition may be materially and adversely affected.

THE TRADITIONAL MARKET FOR OUR MAXIMO EAM PRODUCT IS MATURE AND SATURATED AND PRESENTS LIMITED OPPORTUNITY FOR GROWTH.

MAXIMO has been the industry-leading plant floor capital asset maintenance product for a number of years, and we have acquired a large number of customers in this market. However, most large industrial organizations have made significant investments in systems that support the maintenance of their capital assets, and opportunities for new MAXIMO sales in the EAM market are in a state of continuous decline. In addition, the emergence and growth of this market have attracted a large number of competitors, and most of the largest software companies that sell into complementary markets have developed competing asset maintenance products. It is likely that this market will continue to mature, there will be fewer sales opportunities for the Company, and competitive forces will put downward pressure on our average sales prices and rates of success. To be competitive in the EAM market, we have made significant investments in MAXIMO EAM to meet the needs of specific industries in which the Company has a presence, such as the nuclear, transportation, power generation, transmission and distribution, and other industries. We refer to these industry-specific MAXIMO offerings as "Industry Solutions." While we continue to strengthen our MAXIMO EAM offering, these efforts may not be sufficient to overcome the effects of maturity and saturation in our traditional market, and our revenues, margins, results of operation and financial condition may be materially and adversely affected.

OUR EFFORTS TO REACH INTO NEW MARKETS WITH NEW PRODUCTS MAY NOT BE SUCCESSFUL.

Given the maturity and saturation of the traditional EAM market, in order to maintain revenues at their current levels and to grow our business, we are attempting to broaden our product offerings and find additional sources of revenues. We are attempting, through acquisitions and internal development, to deliver products that address markets that are new to the Company, such as the ITAM and Help Desk and Service Desk markets. The culmination of these efforts will be embodied in Maximo Enterprise Suite (MXES), which is scheduled for release in March 2005. Our development of MXES and of our MAXIMO EAM Industry Solutions, and our ability to derive revenue and grow the Company, is subject to the following risks, among others:

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

     - The MXES Help Desk and Service Desk products may not contain all of the functionality deemed necessary by prospective buyers in these markets.

     - It is possible that the Company's sales, service or support personnel may not be adequately trained and/or staffed to sell, implement or support the new products. Newly developed products require a higher level of development, distribution and support expenditures in the early stages of their product life cycles.

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

     - Our positioning of the combination of our traditional EAM products and our new ITAM, Help Desk and Service Desk products in a single offering as a logical suite of products may not be accepted in the marketplace. As a result of this and other factors, we may not be able to benefit from the trend among customers to consolidate their information technology (IT) systems, and we may not be successful in our attempts to sell our new products into our existing accounts, or our traditional EAM products to customers primarily interested in our new products.

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

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The markets for strategic asset management software such as MAXIMO EAM, MAXIMO ITAM and Maximo Enterprise Suite (MXES) are fragmented by geography, by market and industry segments, by hardware platform and by industry orientation, and are characterized by a large number of competitors including both independent software vendors and certain ERP vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. We also compete with integrated ERP systems, which include integrated maintenance modules offered by several large vendors, such as SAP, Oracle, and others. In the ITAM market we compete with companies such as Peregrine Systems, Computer Associates and BMC Software. MXES will compete with all of these companies, plus additional companies in the Help Desk and Service Desk markets, such as HP. MAXIMO also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.

Certain of our competitors have greater financial, marketing, service and support and technological resources than we do. To the extent that such competitors increase their focus on the asset maintenance or planning and cost systems markets, or on the industrial supply chain market, we could be at a competitive disadvantage.

Current or potential competitors may make strategic acquisitions, thereby increasing their ability to deliver products that better address the needs of our customers. There is no assurance that we will be able to compete successfully should this occur and this could have a material adverse effect on our financial condition and results of operations.

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

OUR SOFTWARE PRODUCTS ARE DEPENDENT ON THIRD-PARTY PROVIDERS OF SOFTWARE AND SERVICES, AND FAILURE OF THESE PARTIES TO PERFORM AS EXPECTED, OR TERMINATION OF OUR RELATIONSHIPS WITH THEM, COULD HARM OUR BUSINESS.

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

CHANGES IN REGULATIONS OR CRITICAL ACCOUNTING POLICIES COULD MATERIALLY AND ADVERSELY AFFECT US.

New laws, regulations or standards related to the Company or our products, and new accounting pronouncements, could be implemented or changed in a manner that could adversely affect our business, results of operations or financial condition. In particular, the FASB recently enacted SFAS 123 (R) which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We believe that SFAS 123(R) will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business.

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

WE MAY PERFORM MORE FIXED PRICE SERVICES CONTRACTS.

A trend has emerged and is continuing among customers in our market towards demanding consulting and implementation services on a fixed-price basis, whereby the Company agrees to deliver the contract requirements for a fixed fee regardless of the number of person-hours actually provided, as opposed to our traditional services arrangements where we deliver services on a time-and-materials basis. In cases where services are provided either for the future delivery of functionality or on a fixed price basis and our standard software is licensed at the same time, and if the services are essential to the overall solution desired by the customer or if the Company cannot determine the fair value of the services being delivered, then the Company may not be able to recognize the software license revenue from such transactions at the time the agreements are signed, but rather may be required to recognize such license revenue under the contract method of accounting, or to recognize a greater portion (or all) of the revenue from these transactions as services revenue. This would likely result in a postponement of recognition of, or even a reduction in, software license revenues, and have an adverse affect on the results of our operations.

WE MAY BE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY.

Our success is dependent upon our proprietary technology. We currently have two U.S. patents (and other corresponding patents or applications pending in various foreign countries), and we protect our technology primarily through copyrights, trademarks, trade secrets and employee and third-party nondisclosure agreements. Our software products are sometimes licensed to customers under "shrink-wrap" or "click- wrap" licenses included as part of the product packaging or acknowledged by customers who register online. Although, in larger sales, our shrink-wrap and click-wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases our shrink-wrap and click-wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of our shrink-wrap and click-wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, and limitations or liabilities and exclusions of remedies, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Finally, we sell our products through distributors and resellers, and are therefore dependent on those companies to take appropriate steps to adequately implement our contractual protections and to enforce and protect our rights. We cannot give any assurance that the steps that we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our technology or development by others of similar technology. Although we believe that our products and technology do not infringe on any valid claim of any patent or any other proprietary rights of others, we cannot give any assurance that third parties will not assert infringement claims in the future. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, could result in the deterioration or outright loss of our patent rights, copyrights or other intellectual property, and could potentially have a material adverse affect on our operating results and financial condition.

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

At December 31, 2004, the Company held $114.7 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Interest rate movements affect the interest income we earn. The Company places its investments with high quality issuers and limits risk by purchasing only investment-grade securities. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

The Company develops its products in the United States and markets them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of December 31 2004, the Company did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

MRO Software carries out periodic evaluations, under the supervision of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in our periodic filings with the Securities and Exchange Commission.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES NONE

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

          3.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of MRO Software, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit 4 (b) to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 0-23852, and incorporated herein by reference)

          3.5 Amendment to Articles of Organization adopted on December 15, 1999 (included as Exhibit 3.4 to the Company's Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and incorporated herein by reference)

          3.6 Amendment to Articles of Organization, dated March 6, 2001 (included as Exhibit 3.4 to the Company's Current Report on Form 8-K dated March 9, 2001, File No. 0-23852, and incorporated herein by reference)

          3.7 Nonstatutory Stock Option Agreement Form (included as Exhibit 3.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, File No. 0-23852, and incorporated herein by reference)

          3.8  Stock Option Agreement Form for Employees (included as Exhibit
               3.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, File No. 0-23852, and incorporated herein by reference)

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

          10.1 MRO Software, Inc., & Subsidiaries Executive Bonus Plan Fiscal Year Ended September 30, 2005

          10.2 Contract of Employment Incorporating Statutory Terms and Conditions of Employment As Required by Section 1(1) Employment Rights Act 1996

     31.  Rule 13a-14(a)/15(d)-14(a) Certifications

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.  Section 1350 Certifications

          32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On January 20, 2005, the Company filed a current report on Form 8-K disclosing its results of operations for the quarter ended December 31, 2004.

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

                                            MRO SOFTWARE, INC.


Date: February 9, 2005                  By: /s/ Peter J. Rice
                                            ------------------------------------
                                            Peter J. Rice
                                            Executive Vice President -
                                            Finance and Administration,
                                            Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial Officer)

                              EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION                                                         PAGE
-------   -----------                                                         ----
 3.1      Amended and Restated Articles of Organization of the Company
          (included as Exhibit 3.3 to the Company's Registration Statement
          on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
 3.2      Restated By-Laws of the Company, as amended (included as Exhibit
          3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 File No. 0-23852 and incorporated herein by reference)
 3.3      Amendment to By-Laws adopted on February 1, 2001 (included as
          Exhibit3.3to the Company's Current Report on Form 10-Q for the
          quarter ended March 31, 2001, File No. 0-23852 and incorporated herein by reference)
 3.4      Form of Certificate of Designation of Series A Junior
          Participating Preferred Stock of MRO Software, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit
          4 (b) to the Company's Current Report on Form 8-K dated February
          2, 1998, File No. 0-23852, and incorporated herein by reference)
 3.5      Amendment to Articles of Organization adopted on December 15,
          1999 (included as Exhibit 3.4 to the Company's Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and
          incorporated herein by reference)
 3.6      Amendment to Articles of Organization dated March 6, 2001
          (included as Exhibit 3.4 to the Company's Current Report on Form
          8-K dated March 9, 2001, File No. 0-23852, and incorporated herein by reference)
 3.7      Nonstatutory Stock Option Agreement Form (included as Exhibit 3.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, File No. 0-23852, and incorporated herein by reference)
 3.8      Stock Option Agreement Form for Employees (included as Exhibit
          3.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, File No. 0-23852, and incorporated herein by reference)
 4.1      Specimen certificate for the Common Stock, $.01, of the Company
          (included as Exhibit 4.1 to the Company's Current Report on Form
          10-Q for the quarter ended December 31, 2001, File No. 0-23852 and incorporated herein by reference)
 4.2      Article 4B of the Amended and Restated Articles of Organization
          of the Company (included as Exhibit 4.1 to the Company's
          Registration Statement on Form S-1, Registration No. 33-76420,
          and incorporated herein by reference)
 4.3      Rights Agreement dated as of January 27, 1998, between the
          Company and BankBoston, N.A. as Rights Agent (included as Exhibit
          4 (a) to the Company's Current Report on Form 8-K dated February
          2, 1998, File No.0-23852, and incorporated herein by reference)
 4.4      Form of Certificate of Designation of Series A Junior
          Participating Preferred Stock of MRO Software, Inc. (included as
          Exhibit 4 (b) to the Company's Current Report on Form 8-K dated
          February 2, 1998, File No. 0-23852, and incorporated herein by reference)
 4.5      Form of Rights Certificate (included as Exhibit 4 (c) to the
          Company's Current Report on Form 8-K dated February 2, 1998, File
          No. 0-23852, and incorporated herein by reference)
 9.1      Shareholders Agreement between Robert L. Daniels and Susan H.
          Daniels dated August 1, 2001 (included as Exhibit 9.1 to the
          Company's Annual Report on Form 10-K for the fiscal year ended
          September 30, 2001 File No. 0-23852, and incorporated herein by reference)
 10.1     MRO Software Inc., and Subsidiaries Executive Bonus Plan Fiscal
          Year Ended September 30, 2005
 10.2     Contract of Employment Incorporating Statutory Terms and
          Conditions of Employment As Required by Section 1(1) Employment
          Rights Act 1996
 31.1     Certification of Chief Executive Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002
 31.2     Certification of Chief Financial Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of Chief Executive Officer and Chief Financial
          Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002