Form 10-Q/A
period 2004-12-31
MRO SOFTWARE INC
filed 2005-02-11
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A



                               (AMENDMENT NO. 1)


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

                               MRO SOFTWARE, INC.
                                  10-Q/A INDEX


                                                                            PAGE
                                                                            ----
           Explanatory Note                                                   3

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets (unaudited) as of December 31,         4
              2004 and September 30, 2003.

           Consolidated Statements of Operations (unaudited)for the three     5
              months ended December 31, 2004 and 2003.

           Consolidated Statements of Cash Flows (unaudited) for the          6
              three months ended December 31, 2004 and 2003.

           Notes to Consolidated Financial Statements (unaudited).            7

ITEM 2.    Management's Discussion and Analysis of Financial Condition       12
              and Results of Operations

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk        23

ITEM 4.    Controls and Procedures                                           23

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 24
Item 2.    Changes in Securities                                             24
Item 3.    Defaults upon Senior Executives                                   24
Item 4.    Submission of Matter to a Vote of Security Holders                24
Item 5.    Other Information                                                 24
Item 6.    Exhibits and Reports on Form 8-K                                  24
           SIGNATURE                                                         27

                               MRO Software Inc.
                               -----------------





EXPLANATORY NOTE:



This Amendment No. 1 to our quarterly report on Form 10-Q/A (this "Amendment") amends our quarterly report on Form 10-Q for the quarter ended December 31, 2004 filed on February 9, 2005 (the "Initial Filing"). We have filed this Amendment to amend the Consolidated Statement of Cash Flows due to a transcription error. In the opinion of management, the amount of the error ($56 thousand) is not material to the overall Statement of Cash Flows, however the Company is filing this amendment to clarify the correct and final presentation of our Statement of Cash Flows. Therefore, for the three months ended December 31, 2004, the amount for "accounts payable, accrued expenses and other liabilities" under the section titled "Changes in operating assets and liabilities" has been amended to ($946) thousand from ($1,002) thousand. Please see the final amended Consolidated Statement of Cash Flows on page 6 of this Form 10-Q/A. No other information contained in the Initial Filing has been modified or updated in any way.

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

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        THREE
                                                                    MONTHS ENDED
                                                                    DECEMBER 31,
                                                                 ------------------
(in thousands)                                                     2004      2003
                                                                 -------   --------
Cash flows from operating activities:
   Net income                                                    $ 3,163   $  1,752
Adjustments to reconcile net income to net
   cash provided by/(used in) operating activities:
   Depreciation                                                      775      1,193
   Amortization of other intangibles                                 611        957
                                                                                ---
   Amortization of premium on marketable securities                   66
   Stock-based compensation                                           48         50
   Deferred income taxes                                             664        129
   Changes in operating assets and liabilities:
      Accounts receivable                                          1,789     (1,952)
      Prepaid expenses and other assets                              142     (1,483)
      Accounts payable, accrued expenses and other liabilities      (946)    (4,209)
      Accrued compensation                                          (896)      (681)
      Income taxes payable                                           281       (373)
      Deferred revenue                                            (1,806)    (1,084)
                                                                 -------   --------
Net cash provided by/(used in) by operating activities             3,891     (5,701)
                                                                 -------   --------

Cash flows from investing activities:
   Acquisitions of property and equipment and other
      capital expenditures                                        (1,105)      (622)
                                                                                ---
   Sale of marketable securities                                   3,429
   Purchase of marketable securities                              (2,420)   (20,007)
                                                                 -------   --------
Net cash used in investing activities                                (96)   (20,629)
                                                                 -------   --------

Cash flows from financing activities:
   Proceeds from exercise of employee stock options and
      stock purchases                                              2,299        956
                                                                 -------   --------
Net cash provided by financing activities                          2,299        956
                                                                 -------   --------

Effect of exchange rate changes on cash                            1,124      1,207
                                                                 -------   --------

Net increase/(decrease) in cash and cash equivalents               7,218    (24,167)

Cash and cash equivalents, beginning of period                    56,982     73,662
                                                                 -------   --------

Cash and cash equivalents, end of period                         $64,200   $ 49,495
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


          10.1 MRO Software, Inc., & Subsidiaries Executive Bonus Plan Fiscal Year Ended September 30, 2005 (included as Exhibit 10.1 to the Company's Current Report on Form 10-Q for the quarter ended December 31, 2004, filed with the Securities and Exchange Commission on February 9, 2005, File No. 0-23852, and incorporated herein by reference)



          10.2 Contract of Employment Incorporating Statutory Terms and Conditions of Employment As Required by Section 1(1) Employment Rights Act 1996 (included as Exhibit 10.2 to the Company's Current Report on Form 10-Q for the quarter ended December 31, 2004, filed with the Securities and Exchange Commission on February 9, 2005, File No. 0-23852, and incorporated herein by reference)


     31.  Rule 13a-14(a)/15(d)-14(a) Certifications

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

                                            MRO SOFTWARE, INC.



Date: February 11, 2005                 By: /s/ Peter J. Rice
                                            ------------------------------------
                                            Peter J. Rice
                                            Executive Vice President -
                                            Finance and Administration,
                                            Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial Officer)

                              EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION                                                         PAGE
-------   -----------                                                         ----
 3.1      Amended and Restated Articles of Organization of the Company
          (included as Exhibit 3.3 to the Company's Registration Statement
          on Form S-1, Registration No. 33-76420, and incorporated herein by reference)
 3.2      Restated By-Laws of the Company, as amended (included as Exhibit
          3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 File No. 0-23852 and incorporated herein by reference)
 3.3      Amendment to By-Laws adopted on February 1, 2001 (included as
          Exhibit 3.3 to the Company's Current Report on Form 10-Q for the
          quarter ended March 31, 2001, File No. 0-23852 and incorporated herein by reference)
 3.4      Form of Certificate of Designation of Series A Junior
          Participating Preferred Stock of MRO Software, Inc. (which is attached as Exhibit A to the Rights Agreement included as Exhibit
          4 (b) to the Company's Current Report on Form 8-K dated February
          2, 1998, File No. 0-23852, and incorporated herein by reference)
 3.5      Amendment to Articles of Organization adopted on December 15,
          1999 (included as Exhibit 3.4 to the Company's Form 10-Q for the quarter ended December 31, 1999, File No. 0-23852, and
          incorporated herein by reference)
 3.6      Amendment to Articles of Organization dated March 6, 2001
          (included as Exhibit 3.4 to the Company's Current Report on Form
          8-K dated March 9, 2001, File No. 0-23852, and incorporated herein by reference)
 3.7      Nonstatutory Stock Option Agreement Form (included as Exhibit 3.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, File No. 0-23852, and incorporated herein by reference)
 3.8      Stock Option Agreement Form for Employees (included as Exhibit
          3.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, File No. 0-23852, and incorporated herein by reference)
 4.1      Specimen certificate for the Common Stock, $.01, of the Company
          (included as Exhibit 4.1 to the Company's Current Report on Form
          10-Q for the quarter ended December 31, 2001, File No. 0-23852 and incorporated herein by reference)
 4.2      Article 4B of the Amended and Restated Articles of Organization
          of the Company (included as Exhibit 4.1 to the Company's
          Registration Statement on Form S-1, Registration No. 33-76420,
          and incorporated herein by reference)
 4.3      Rights Agreement dated as of January 27, 1998, between the
          Company and BankBoston, N.A. as Rights Agent (included as Exhibit
          4 (a) to the Company's Current Report on Form 8-K dated February
          2, 1998, File No.0-23852, and incorporated herein by reference)
 4.4      Form of Certificate of Designation of Series A Junior
          Participating Preferred Stock of MRO Software, Inc. (included as
          Exhibit 4 (b) to the Company's Current Report on Form 8-K dated
          February 2, 1998, File No. 0-23852, and incorporated herein by reference)
 4.5      Form of Rights Certificate (included as Exhibit 4 (c) to the
          Company's Current Report on Form 8-K dated February 2, 1998, File
          No. 0-23852, and incorporated herein by reference)
 9.1      Shareholders Agreement between Robert L. Daniels and Susan H.
          Daniels dated August 1, 2001 (included as Exhibit 9.1 to the
          Company's Annual Report on Form 10-K for the fiscal year ended
          September 30, 2001 File No. 0-23852, and incorporated herein by reference)
 10.1     MRO Software Inc., and Subsidiaries Executive Bonus Plan Fiscal Year
          Ended September 30, 2005 (included as Exhibit 10.1 to the Company's
          Current Report on Form 10-Q for the quarter ended December 31, 2004 filed with the Securities and Exchange Commission on February 9, 2005,
          File No. 0-23852, and incorporated herein by reference)
 10.2     Contract of Employment Incorporating Statutory Terms and Conditions of
          Employment As Required by Section 1(1) Employment Rights Act 1996
          (included as Exhibit 10.2 to the Company's Current Report on Form 10-Q
          for the quarter ended December 31, 2004, filed with the Securities and
          Exchange Commission of February 9, 2004, File No. 0-23852, and
          incorporated herein by reference)
 31.1     Certification of Chief Executive Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002
 31.2     Certification of Chief Financial Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of Chief Executive Officer and Chief Financial
          Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002