Form 10-Q
period 2005-03-31
MRO SOFTWARE INC
filed 2005-05-10
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]    No [ ]

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 25,304,009 shares of common stock, $.01 par value per share, as of May 9, 2005.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX

                                                                                                                              PAGE
                                                                                                                              ----
PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets (unaudited) as of March 31, 2005 and September 30, 2004.                              3

               Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2005 and March
               31, 2004.                                                                                                         4

               Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2005 and March 31, 2004.     5

               Notes to Consolidated Financial Statements (unaudited).                                                           6

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                            13

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk                                                       25

ITEM 4.        Controls and Procedures                                                                                          25

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                                26
Item 2.        Changes in Securities                                                                                            26
Item 3.        Defaults upon Senior Executives                                                                                  26
Item 4.        Submission of Matter to a Vote of Security Holders                                                               26
Item 5.        Other Information                                                                                                26
Item 6.        Exhibits                                                                                                         27

               SIGNATURE                                                                                                        29

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        MARCH 31,   SEPTEMBER 30,
                                                                          2005          2004
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                   --------    -------------
                                              ASSETS
Current assets:
  Cash and cash equivalents                                             $ 73,072    $      56,982
  Marketable securities                                                   33,191           36,152
  Accounts receivable, trade, less allowance
   for doubtful accounts of $2,202 at March 31, 2005
   and $2,324 at September 30, 2004, respectively                         33,326           36,636
  Prepaid expenses and other current assets                                6,005            5,072
  Deferred income taxes                                                    1,558            1,470
                                                                        --------    -------------
    Total current assets                                                 147,152          136,312
                                                                        --------    -------------

Marketable securities                                                     11,821           15,273
Property and equipment, net                                                7,815            7,227
Goodwill, net                                                             46,337           46,768
Intangible assets, net                                                     4,320            5,541
Deferred income taxes                                                      7,506            7,611
Other assets                                                               3,501            3,989
                                                                        --------    -------------
    Total assets                                                        $228,452    $     222,721
                                                                        ========    =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                  $ 12,583    $      12,871
 Accrued compensation                                                      7,167           10,142
 Income taxes payable                                                      3,634            5,473
 Deferred revenue                                                         32,929           29,373
 Deferred lease obligation                                                   311              292
                                                                        --------    -------------
   Total current liabilities                                              56,624           58,151
                                                                        --------    -------------

 Deferred lease obligation                                                 2,197            2,210
 Deferred revenue                                                            803              900
 Other long term liabilities                                                 303              325

Stockholders' equity
Preferred stock, $.01 par value; 1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value; 50,000 authorized;
 25,296 and 24,983 issued and outstanding at March 31, 2005
 and September 30, 2004, respectively                                        253              250
Additional paid-in capital                                               121,817          118,903
Deferred compensation                                                       (275)            (370)
Retained earnings                                                         45,285           41,503
Accumulated other comprehensive income                                     1,445              849
                                                                        --------    -------------
    Total stockholders' equity                                           168,525          161,135
                                                                        --------    -------------

    Total liabilities and stockholders' equity                          $228,452    $     222,721
                                                                        ========    =============

    The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       MARCH 31,               MARCH 31,
                                                   2005        2004       2005        2004
(IN THOUSANDS, EXCEPT PER SHARE DATA)            --------     -------    -------    --------
Revenues:
    Software                                     $ 10,174     $11,452    $24,998    $ 23,662
    Support and services                           33,005      33,170     65,537      65,862
                                                 --------     -------    -------    --------
       Total revenues                              43,179      44,622     90,535      89,524
                                                 --------     -------    -------    --------

Cost of revenues:
    Software                                        1,199       1,895      2,479       3,707
    Support and services                           16,320      15,407     31,935      30,180
                                                 --------     -------    -------    --------
       Total cost of revenues                      17,519      17,302     34,414      33,887
                                                 --------     -------    -------    --------

Gross profit                                       25,660      27,320     56,121      55,637

Operating expenses:
    Sales and marketing                            13,351      13,835     28,582      27,545
    Product development                             6,958       7,097     13,738      14,103
    General and administrative                      4,459       4,389      8,937       8,854
    Amortization of other intangibles                  91         204        183         409
                                                 --------     -------    -------    --------
       Total operating expenses                    24,859      25,525     51,440      50,911
                                                 --------     -------    -------    --------

Income from operations                                801       1,795      4,681       4,726

    Interest income, net                              647         244      1,118         448
    Other(expense)/income, net                       (499)        113         71        (327)
                                                 --------     -------    -------    --------

Income before income taxes                            949       2,152      5,870       4,847

Provision for income taxes                            330         753      2,088       1,696
                                                 --------     -------    -------    --------

Net income                                       $    619     $ 1,399    $ 3,782    $  3,151
                                                 ========     =======    =======    ========

Net income per share, basic                      $   0.02     $  0.06    $  0.15    $   0.13
                                                 --------     -------    -------    --------
Net income per share, diluted                    $   0.02     $  0.05    $  0.15    $   0.12
                                                 --------     -------    -------    --------

Shares used to calculate net income per share
    Basic                                          25,238      24,796     25,141      24,712
    Diluted                                        25,727      25,460     25,559      25,326

   The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          MARCH 31,
                                                                    ---------------------
                                                                      2005        2004
(IN THOUSANDS)                                                      ---------   ---------
Cash flows from operating activities:
  Net income                                                        $   3,782   $   3,151
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                        1,564       2,329
    Amortization of other intangibles                                   1,221       1,821
    Amortization of premium on marketable securities                       86          70
    Loss on sale and disposal of property and equipment                    66           -
    Stock-based compensation                                               95         105
    Deferred income taxes                                                 762         358
    Changes in operating assets and liabilities:
      Accounts receivable                                               3,953        (847)
      Prepaid expenses and other assets                                  (221)     (1,238)
      Accounts payable, accrued expenses and other liabilities           (645)     (2,100)
      Accrued compensation                                             (2,974)     (1,754)
      Income taxes payable                                             (2,097)     (1,987)
      Deferred revenue                                                  2,975       1,318
                                                                    ---------   ---------
Net cash provided by operating activities                               8,567       1,226
                                                                    ---------   ---------

Cash flows from investing activities:
    Acquisitions of property and equipment and other
      capital expenditures                                             (2,187)     (2,555)
    Purchase of marketable securities                                 (36,664)    (31,200)
    Sale of marketable securities                                      43,094      10,875
                                                                    ---------   ---------
Net cash provided by/(used in) investing activities                     4,243     (22,880)
                                                                    ---------   ---------

Cash flows from financing activities:
    Proceeds from exercise of employee stock options
      stock purchases                                                   2,775       2,132
                                                                    ---------   ---------
Net cash provided by financing activities                               2,775       2,132
                                                                    ---------   ---------

Effect of exchange rate changes on cash                                   505       1,087
                                                                    ---------   ---------

Net increase/(decrease) in cash and cash equivalents                   16,090     (18,435)

Cash and cash equivalents, beginning of period                         56,982      73,662
                                                                    ---------   ---------

Cash and cash equivalents, end of period                            $  73,072   $  55,227
                                                                    =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of March 31, 2005 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2005, or for any other future period.

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

B.    INCOME PER SHARE

Basic income per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect

Basic and diluted income per share are calculated as follows:

                                                         THREE MONTHS ENDED
(in thousands, except per share data)                 03/31/05        03/31/04
                                                      --------        --------
Net income                                            $    619        $  1,399
Denominator:
Weighted average common shares outstanding-basic        25,238          24,796
Effect of dilutive securities (1)                          489             664
                                                      --------        --------
Weighted average common shares outstanding-diluted      25,727          25,460
                                                      ========        ========
Net income per share, basic                           $   0.02        $   0.06
Net income per share, diluted                         $   0.02        $   0.05

                                                          SIX MONTHS ENDED
(in thousands, except per share data)                 03/31/05        03/31/04
                                                      --------        --------
Net income                                            $  3,782        $  3,151
Denominator:
Weighted average common shares outstanding-basic        25,141          24,712
Effect of dilutive securities (1)                          418             614
                                                      --------        --------
Weighted average common shares outstanding-diluted      25,559          25,326
                                                      ========        ========
Net income per share, basic                           $   0.15        $   0.13
Net income per share, diluted                         $   0.15        $   0.12

(1) Options to purchase 1,517,000 shares and 1,538,000 shares of the Company's Common Stock for the three months ended March 31, 2005 and 2004, respectively, and 1,728,000 shares and 1,543,000 shares for the six months ended March 31, 2005 and 2004, respectively, were outstanding but were not included in the computations of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period. Common stock equivalents of 489,000 shares and 664,000 shares were included in the computation of diluted net income per share for the three months ended March 31, 2005 and 2004, respectively, and 418,000 shares and 614,000 shares for the six months ended March 31, 2005 and 2004, respectively.

C.    ACCOUNTING POLICIES

STOCK-BASED COMPENSATION AND PRO FORMA INFORMATION

The Company complies with the pro forma disclosure requirements of the Financial Accounting Standards Board ("FASB") SFAS No. 123, as amended by SFAS No. 148. The fair value of the Company's stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options. The following table illustrates the effect on net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                                                         THREE MONTHS ENDED
                                                      03/31/05       03/31/04
(in thousands, except per share amounts)              --------       --------
Net income
 As reported                                          $    619        $  1,399
 Add:  Stock-based employee compensation expense
  included in net income                                    47              54
 Deduct:  Stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of related tax effects       (981)         (1,230)
Pro forma net (loss)/ income                          $   (315)       $    223

Earnings/(loss) per share:
  Basic-as reported                                   $   0.02        $   0.06
  Basic-pro forma                                     $  (0.01)       $   0.01
  Diluted-as reported                                 $   0.02        $   0.05
  Diluted-pro forma                                   $  (0.01)       $   0.01

                                                           SIX MONTHS ENDED
                                                        03/31/05      03/31/04
(in thousands, except per share amounts)                --------     ----------
Net income
 As reported                                            $  3,782     $   3,151
 Add:  Stock-based employee compensation expense
  included in net income                                      95           105
 Deduct:  Stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of related tax effects       (2,280)       (3,803)
Pro forma net income/(loss)                             $  1,597     $    (547)

Earnings/(loss) per share:
  Basic-as reported                                     $   0.15     $    0.13
  Basic-pro forma                                       $   0.06     $   (0.02)
  Diluted-as reported                                   $   0.15     $    0.12
  Diluted-pro forma                                     $   0.06     $   (0.02)

With the exception of restricted stock awards to non-employee members of the board of directors, no stock-based compensation cost is reflected in net income, as all stock-based awards granted under the Company's plans consist of stock options that have an exercise price equal to the market value of the underlying common stock on the date of grant.

D.    COMPREHENSIVE INCOME:

The following table reflects the components of comprehensive net income:

                                                               THREE MONTHS ENDED
                                                              03/31/05    03/31/04
(in thousands)                                                --------    --------
Net income                                                    $    619    $  1,399
Other comprehensive net income,
 Net of tax:
  Unrealized (loss)/gain on securities arising during period       (67)        154
  Foreign currency translation adjustment                         (526)       (110)
                                                              --------    --------
Comprehensive income                                          $     26    $  1,443
                                                              ========    ========

                                                                SIX MONTHS ENDED
                                                              03/31/05    03/31/04
(in thousands)                                                --------    --------
Net income                                                    $  3,782    $  3,151
Other comprehensive net income,
 Net of tax:
  Unrealized gain on securities arising during period               76          72
  Foreign currency translation adjustment                          520         776
                                                              --------    --------
Comprehensive income                                          $  4,378    $  3,999
                                                              ========    ========

E.    SEGMENT INFORMATION, GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

The Company reports revenues and income under one reportable industry segment. The Company's management assesses operating results on an aggregate basis to make decisions about the allocation of resources.

The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific.

A summary of the Company's revenues by geographical area is as follows:

                                         THREE MONTHS ENDED
                                       03/31/05     03/31/04
(in thousands)                        ----------   ----------
Revenues:

     United States                    $   24,898   $   22,999
     Other Americas                        2,215        2,896
     Intercompany                          1,755        2,253
                                      ----------   ----------
     Subtotal                         $   28,868   $   28,148

     Europe/Middle East and Africa        12,474       15,493
     Asia/Pacific                          3,592        3,234
     Intercompany                         (1,755)      (2,253)
                                      ----------   ----------
     Total revenues                   $   43,179   $   44,622
                                      ==========   ==========

                                         SIX MONTHS ENDED
(in thousands)                         03/31/05     03/31/04
                                      ----------   ----------
Revenues:

     United States                    $   51,394   $   50,501
     Other Americas                        5,019        5,093
     Intercompany                          5,233        6,111
                                      ----------   ----------
     Subtotal                         $   61,646   $   61,705

     Europe/Middle East and Africa        26,911       28,065
     Asia/Pacific                          7,211        5,865
     Intercompany                         (5,233)      (6,111)
                                      ----------   ----------
     Total revenues                   $   90,535   $   89,524
                                      ==========   ==========

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues reflect our transfer pricing policies and primarily represent shipments of software to international subsidiaries. Intercompany revenues are eliminated from consolidated revenues.

F.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the amount of goodwill for the quarter ended March 31, 2005 are as follows:

Balance as of September 30, 2004                $ 46,768
Utilization of acquired net operating losses        (431)
                                                --------
Balance as of March 31, 2005                    $ 46,337
                                                ========

Intangible assets as of March 31, 2005 and September 30, 2004 consist of the following:

                                  03/31/05     09/30/04
(in thousands)                   ----------   ----------
Goodwill, net                    $   46,337   $   46,768


Acquired technology                  16,654       16,654
Accumulated amortization            (12,710)     (11,673)
                                 ----------   ----------

Sub-total acquired technology         3,944        4,981
                                 ----------   ----------

Other intangibles                     2,611        2,711
Accumulated amortization             (2,235)      (2,151)
                                 ----------   ----------

Sub-total other intangibles             376          560
                                 ----------   ----------

Total intangible assets, net     $   50,657   $   52,309
                                 ==========   ==========

Other intangibles consist of customer contracts, customer lists and non-compete agreements.

Amortization expense of intangible assets was $610 thousand and $864 thousand for the three months ended March 31, 2005 and 2004, respectively, and $1.2 and $1.8 million for the six months ended March 31, 2005 and 2004, respectively.

As of March 31, 2005, remaining amortization expense on existing intangibles for the next five years is as follows:

(in thousands)
----------------------
2005 (remaining 6 mos)           $    1,201
2006                                  1,565
2007                                    659
2008                                    659
2009                                    236
                                 ----------
Total                            $    4,320
                                 ----------

G.    RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. We are required to adopt the provisions of FIN 47 by September 30, 2006. We do not expect FIN 47 to have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)). FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, (including assumptions such as expected volatility and expected term), classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis, and several other issues. Currently, we follow APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. However, other share-based awards such as restricted share units and performance shares are currently expensed under the present rules. The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used. In April 2005, the SEC amended the compliance dates for FAS 123(R) from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. We will continue to account for share-based compensation using the intrinsic value method set forth in APB No. 25, until adoption of FAS 123 (R) on October 1, 2005. We are currently assessing the impact of FAS 123(R) and SAB 107 on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. We are required to adopt FAS 153 for nonmonetary asset exchanges occurring in the first quarter of fiscal year 2006 and its adoption is not expected to have a significant impact on our results of operations, financial condition or cash flows.

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from our fiscal year 2006 through 2011. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In this Staff Position, the FASB states that the deduction should be accounted for as a special deduction, meaning that it should not reduce our statutory rate but shall be recognized in the period when it is deductible on our tax return. We do not expect the Staff Position to materially impact the financial position, results of operations or cash flows for our fiscal year 2005.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act contains a special one-time tax deduction of 85% of certain foreign earnings that are repatriated from foreign subsidiaries pursuant to new Internal Revenue Code Section 965. We may elect to apply the provisions of the new code section for either our fiscal year 2005 or 2006. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. This Staff Position allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act. As such, we expect to complete our evaluation of the effects of the repatriation provision during the fourth quarter of fiscal year 2005 and have currently made no decisions on the amounts of potential dividend repatriation. Until the evaluation is completed, we will make no changes in our current intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries.

H.    GUARANTOR ARRANGEMENTS

We warrant that our software products will perform substantially in accordance with the product specifications as contained in certain associated documentation, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the product and refund the license fee paid. We warrant that our professional services will be provided in accordance with good professional practice, and that any software developed by our services organization will perform substantially in accordance with its approved specifications for a period of thirty days from initial delivery of the services to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, we would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or services warranties, our liability for breach of warranty is limited to the amount of the license or services fees actually paid, and we maintain insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, we believe the estimated fair value of these warranty obligations is minimal. Accordingly, we have no liabilities recorded for these warranty obligations as of March 31, 2005.

Under our standard end-user license agreement, we agree to indemnify our customers against infringement claims that may be brought by third parties asserting that our products infringe on certain intellectual property rights. In our services agreements with customers, we will also, as a matter of standard practice, agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of our services infringe on certain intellectual property rights, (b) against damages caused by our breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death, caused by our services personnel while on-site at customer premises. These indemnification provisions are generally based on our standard contractual terms. All such provisions, whether based on our standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnifications as negotiated may vary in duration and nature, and our obligations to indemnify may be unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to our knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that we maintain is sufficient to cover a refund of the license and services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, we have no liabilities recorded for any such indemnity obligations as of March 31, 2005.

When we acquire a business or a company, we may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grand-fathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for the assumption of any such liabilities as of March 31, 2005.

I.    PROVISION FOR INCOME TAXES

We are subject to continuous examinations of our income tax returns by the Internal Revenue Service. The Company is currently undergoing an income tax audit with the Internal Revenue Service. We believe that we have provided sufficiently for all audit exposures. A favorable settlement of this audit or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in a reduction of future tax provisions, which could be significant. The Company expects to recognize any such benefit upon expiration of the statute of limitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q, as well as documents incorporated herein by reference, may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements:
"expects," "anticipates," and "estimates." Forward-looking statements include, without limitation, statements related to: our plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements for various reasons, include those discussed under the heading "Factors Affecting Future Performance" below. These forward-looking statements speak only as of the date of this Quarterly Report, and we disclaim any obligation to update such forward looking statements as a result of any change in circumstances or otherwise.

OVERVIEW

MRO Software, Inc. is the leading global provider of strategic asset and service management solutions. In March 2005, we released our new generation of products, Maximo Enterprise Suite (MXES). MXES is a comprehensive suite of products built on a single, common platform. It combines enhanced Enterprise Asset Management
(EAM) functionality with new service management capabilities that together improve the effectiveness of asset management strategies. MXES includes Maximo and Maximo Enterprise for traditional assets and service management (Maximo EAM) and our ITAM products: Discovery for autodiscovery of IT assets, Maximo Asset Center for advanced IT asset management and Maximo Service Center, a full-featured service desk based on the IT Infrastructure Library (ITIL) guidelines. Each product of MXES can be implemented separately as a stand-alone solution or deployed together. In addition, we also offer several industry specific solutions based on the Maximo platform and incorporating specific functionality delivered through either technology partnerships or integrations. Industry specific solutions include Nuclear Power, Transportation, Oil & Gas, Transmission and Distribution (Utilities) and Pharmaceuticals. The Company will continue to sell and support certain prior versions of Maximo Enterprise (EAM) and Maximo MainControl (ITAM). Using our products and services, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset bases.

We report all our revenues in one reportable business segment. Our management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Our actual results are reported in United States dollars. International revenues accounted for 42% and 48% of total revenues for the three months ended March 31, 2005 and 2004, respectively, and 43% and 44% for the six months ended March 31, 2005 and 2004, respectively, and, therefore, the fluctuation in exchange rates can have a significant impact on our results of operations. In the three and six months ended March 31, 2005, the fluctuation in the Euro dollar and the British pound, in particular, had a favorable impact on our revenue results. We assess the impact of foreign currency exchange rates on our business, primarily revenues, by recalculating the current period's financial results using the comparable period's exchange rates to devise a constant currency rate in order to compare period over period results. We believe that this non-GAAP financial measure provides useful information to management and investors since it reflects performance of our international territories without the effect of exchange rates. Total actual revenues decreased 3% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, but increased 1% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. However, in constant currency terms, the actual revenues decreased approximately 5% for the three months ended March 31, 2005 and 2% for the six months ended March 31, 2005. The exchange rates had a similar impact on direct and operating expenses, and, therefore, the overall impact on net income was immaterial for the three and six months ended March 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies.

Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported condition and results of operations, include revenue recognition, estimating the allowance for doubtful accounts, deferred tax assets, and the valuation of long-lived assets. These critical accounting policies and estimates should be read in conjunction with the critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2004. We include and update critical accounting policies and estimates in interim periods if a new critical accounting policy is adopted or amended or if there are material changes in related judgments or conditions underlying our estimates in the interim period.

RESULTS OF OPERATIONS

REVENUES

                                 Three                Three        Six                     Six
                                 Months               Months      Months                  Months
                                 Ended      Change    Ended       Ended       Change      Ended
(in thousands)                  03/31/05      %      03/31/04    03/31/05       %        03/31/04
----------------------------    --------    ------   --------    --------    --------    --------
Software licenses                $10,174     (11)%   $11,452     $24,998        6%       $23,662
Percentage of total revenues          24%                 26%         28%                     26%

Support revenues                 $ 18,865      5%    $17,908     $37,454        7%       $35,151
Percentage of total revenues          43%                 40%         41%                     39%

Service revenues                 $ 14,140     (7)%   $15,262     $28,083       (9)%      $30,711
Percentage of total revenues          33%                 34%         31%                     35%

Total revenues                   $ 43,179     (3)%   $44,622     $90,535        1%       $89,524

Our revenues are derived primarily from two sources: (i) software licenses, and
(ii) fees for support and services.

Software license revenues decreased 11% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, but increased 6% for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. Using constant currency rates, software license revenues decreased approximately 12% for the three months ended March 31, 2005, but and increased approximately 3% for the six months ended March 31, 2005. Maximo EAM software license revenues comprise 95% and 98% of total software revenues for the three months ended March 31, 2005 and 2004, respectively, and 97% and 96% for the six months ended March 31, 2005 and 2004, respectively. Maximo EAM software license revenues decreased 14% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and increased 6% for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. The decrease in the three months ended March 31, 2005 is attributable to lower than expected sale of software licenses due to unfavorable timing of closing software sales during the quarter. The increase in the six months ended March 31, 2005 was attributable to enhancements to the product, namely Maximo Industry Solutions that target specific vertical markets that resulted in three software license sales over $1.0 million. Maximo ITAM software license revenues increased 124% ($309 thousand) for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and declined 14% ($128 thousand) for the six months ended March 31, 2005 compared to the six months ended March 31, 2004.

Historically, Maximo ITAM software licenses have fluctuated from quarter to quarter; and we expect that this trend will continue over the next few quarters as a result of the release of our new generation of products, Maximo Enterprise Suite (MXES) in March 2005. We expect little or no revenue impact from this new release until the second half of fiscal year 2005.

Support revenues increased 5% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and increased 7% for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. Using constant currency rates, support revenues increased approximately 3% for the three months ended March 31, 2005 and 4% for the six months ended March 31, 2005. Support revenues have increased as a result of a cumulative increase in the number of Maximo EAM licenses and a strong renewal rate (90%) for support contracts. Maximo EAM support revenues comprised 97% and 96% of total support revenues for the three months ended March 31, 2005 and 2004, respectively and 97% and 95% for the six months ended March 31, 2005 and 2004, respectively. Maximo EAM support revenues increased 6% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and increased 9% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. Maximo ITAM support revenues decreased 20% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and decreased 30% for the six months ended March 31, 2005 compared to the six months ended March 31 2004 due to termination of contracts without commensurate replacements from new customers.

Service revenues decreased 7% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and decreased 9% for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. Using constant currency rates, service revenues decreased approximately 9% for the three months ended March 31, 2005 and 12% for the six months ended March 31, 2005. The decrease in service revenues for these periods were due to the following: (1) a decline in Maximo ITAM service revenues related to the fluctuation of sales of ITAM software licenses of 22% for the three months ended March 31, 2005 and 24% for the six months ended March 31, 2005, and (2) a decline in Maximo EAM service revenues of 7% for the three months ended March 31, 2005 and 8% for the six months ended March 31, 2005 due primarily to the conclusion of a multi-year engagement that had been generating $1 to $2 million of revenue per quarter for the previous two years. Overall, our services business operates in a highly competitive industry and there are numerous independent consulting firms who implement our Maximo products and compete for our services business.

COST OF REVENUES

                                       Three                Three       Six                   Six
                                       Months               Months      Months                Months
                                       Ended      Change    Ended       Ended      Change     Ended
(in thousands)                        03/31/05      %      03/31/04    03/31/05       %      03/31/04
----------------------------------    --------    ------   --------    --------    ------    --------
Cost of software licenses revenues     $ 1,199     (37)%    $ 1,895     $ 2,479      (33)%    $ 3,707
Percentage of software license
 revenues                                   12%                  17%         10%                   16%

Cost of support revenues               $ 2,964       7%     $ 2,783     $ 5,845       10%     $ 5,305
Percentage of support revenues              16%                  16%         16%                   15%

Cost of services revenues              $13,356       6%     $12,624     $26,090        5%     $24,875
Percentage of services revenues             94%                  83%         93%                   81%

Total cost of revenues                 $17,519       1%     $17,302     $34,414        2%     $33,887
Percentage of total revenues                41%                  39%         38%                   38%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping and amortization of acquired technology. The 37% decrease in the cost of software license revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due to a decline in purchases of third-party software related to our Maximo Mobile Suite product. The 33% decrease for the six months ended March 31, 2005 compared to the six months ended March 31, 2004 was due to a decline in purchases of third-party software related to our Maximo Mobile Suite product and a decrease in royalties paid to third-party software vendors. Also contributing to the decrease in cost of revenue is the decrease in amortization of acquired technology due to the completion of amortization of fully amortized assets. Amortization of acquired technology amounted to $519 thousand and $659 thousand for the three months ended March 31, 2005 and 2004, respectively and $1.0 million and $1.4 million for the six months ended March 31, 2005 and 2004, respectively.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third-party consultants and costs to support the MRO Operations Center. Cost of support revenues increased 7% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and increased 10% for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. The increases for the three and six months ended March 31, 2005 as compared to the three and six months ended March 31, 2004 were primarily attributable to increases in renewals of third-party support contracts related to the Maximo Mobile Suite product and general increases in salaries and related benefits, partially offset by a decrease in general operating expenses. Cost of support revenues, as a percentage of total support revenues, was 16% for both the three months ended March 31, 2005 and 2004, respectively, and 16% and 15% for the six months ended March 31, 2005 and 2004, respectively.

Cost of service revenues increased 6% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 and increased 5% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. Cost of service revenues, as a percentage of total service revenues was 94% and 83% for the three months ended March 31, 2005 and 2004, respectively, and 93% and 81% for the six months ended March 31, 2005 and 2004, respectively. The increases for the three and six months ended March 31, 2005 as compared to the three and six months ended March 31, 2004 were attributable to an increase in service incentives, travel and entertainment expenses related to worldwide professional services meetings, salaries and related benefits and an increase in the utilization of third party consultants implementing our products, partially offset by decreases in reimbursable expenses.

OPERATING EXPENSES

                                      Three                   Three        Six                  Six
                                      Months                  Months      Months               Months
                                      Ended        Change     Ended       Ended      Change    Ended
(in thousands)                       03/31/05         %      03/31/04    03/31/05       %     03/31/04
---------------------------------    --------      ------    --------    --------    ------   --------
Sales and marketing                   $13,351        (3)%     $13,835     $28,582      4%     $27,545
Percentage of total revenues               31%                     31%         32%                 31%

Product development                   $ 6,958        (2)%     $ 7,097     $13,738     (3)%    $14,103
Percentage of total revenues               16%                     16%         15%                 16%

General and administrative            $ 4,459         2%      $ 4,389     $ 8,937      1%     $ 8,854
Percentage of total revenues               10%                     10%         10%                 10%

Amortization of other intangibles     $    91       (55)%     $   204     $   183    (55)%    $   409
Percentage of total revenues                1%                      1%          1%                  1%

Sales and marketing expenses decreased 3% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and increased 4% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. The decrease for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily attributable to a decrease in sales commissions due to a decrease in software license sales and a general decrease in overall sales and marketing expenses, offset by an increase in salaries and related benefits. The increase for the six months ended March 31, 2005 as compared the six months ended March 31, 2004 was primarily attributable to an increase in salaries and related benefits, an increase in advertising expenses to market new products
(MXES), and costs to recruit a new Vice President of Worldwide Sales, partially offset by a general decrease in overall sales and marketing expenses.

Product development expenses decreased 2% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and decreased 3% for the six months ended March 31, 205 as compared to the six months ended March 31, 2004. Product development expense as a percentage of total revenues was 16% for both the three months ended March 31 2005 and 2004, respectively and 15% and 16% for the six months ended March 31, 2005 and 2004, respectively. The decreases as a percentage of sales were primarily attributable to decreases in the costs to translate our products into foreign languages. Expenditures for translation of our products are dependent on the release cycles of our foreign language versions. The decreases were partially offset by an increase in salaries and related benefits due to an increase in head count. We have developed several industry specific solutions based on the Maximo platform and incorporating specific functionality delivered through either technology partnerships or integrations. Industry specific solutions include Nuclear Power, Transportation, Oil & Gas, Transmission and Distribution (Utilities) and Pharmaceuticals. In March 2005, we released our new generation of products, Maximo Enterprise Suite
(MXES). MXES is a comprehensive suite of products that are built on a single, common platform combining enhanced Enterprise Asset Management (EAM) functionality, new service management capabilities and IT Asset and Service Management that together improve the effectiveness of asset management strategies.

General and administrative expenses increased 2% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 and increased 1% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. General and administrative costs have mainly increased due to the costs for the assessment of internal controls in order to comply with the Sarbanes-Oxley Act of 2002. General and administrative expenses, as a percentage of total revenues, was 10% for both the three and six months ended March 31, 2005 and 2004.

The decrease in amortization of other intangibles expense for the three and six months ended March 31, 2005 and 2004, respectively, was due to cessation of amortization for fully amortized assets.

NON-OPERATING INCOME/EXPENSES

                                Three               Three      Six                  Six
                                Months              Months    Months               Months
                                Ended    Change     Ended     Ended     Change     Ended
(in thousands)                 03/31/05    %       03/31/04  03/31/05     %       03/31/04
---------------------------    --------  ------    --------  --------   ------    --------
Interest income, net           $    647     165%   $    244  $  1,118      150%   $   448
Other (expense)/income, net    $   (499)   (542)%  $    113  $     71     (122)%  $  (327)

Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. We invest a large portion of our cash in marketable securities such as United States treasury and treasury-backed instruments, municipal bonds and highly rated conservative corporate bonds. We were able to earn more income in the three and six months ended March 31, 2005 as compared to the three and six months ended March 31, 2004 because we invested more cash into higher yielding securities, mostly higher yielding U.S. bonds. The change in other income was primarily due to a swing in foreign currency transaction gains and losses. We reported net currency transaction losses of $534 thousand for the three months ended March 31, 2005 compared to net currency transaction losses of $130 thousand for the three months ended March 31, 2004 and net currency transaction gains of $138 thousand for the six months ended March 31, 2005 compared to net currency transaction losses of $576 thousand for the six months ended March 31, 2004. We have no foreign exchange contracts at the present time. Transaction gains and losses are primarily attributable to settlement of foreign intercompany account balances.

INCOME TAXES

Our effective tax rate was 35% for both the three months ended March 31, 2005 and 2004, respectively, and 36% and 35% for the six months ended March 31, 2005 and 2004, respectively. The tax provision was calculated on income generated in domestic and foreign tax jurisdictions and on changes in our net deferred tax assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash and cash equivalents of $73.1 million, marketable securities of $45.0 million and working capital of $ 90.5 million.

Cash provided by operations was $8.6 million for the six months ended March 31, 2005 primarily attributable to income generated from operations and collection of accounts receivable.

Cash provided by investing activities was $4.2 million for the six months ended March 31, 2005 and was primarily provided by the sales and maturities of marketable securities, offset by the purchase of marketable securities and capital expenditures.

Cash provided by financing activities was $2.8 million for the six months ended March 31, 2005 and represents proceeds from our employee stock option and purchase plans.

As of March 31, 2005, our principal commitments consist primarily of office space and equipment operating leases for our U.S. and European headquarters. Our corporate headquarters are under a lease through December 31, 2009. We lease our other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

We may use a portion of our cash to acquire additional businesses, products or technologies complementary to our business. We also plan to make investments over the next year in our products and technology.

We expects that our cash flow from operations, together with our current cash and marketable securities, will be sufficient to meet our working capital and capital expenditure requirements through at least March 31, 2006. Our liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through its cash flow from operations, leaving our cash reserves available for acquisitions, other investments and unanticipated expenditures. We have no long-term debt obligations. The factors that might impact our cash flows include those that might impact our business and operations generally, as described below under the heading "Factors Affecting Future Performance."

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. We are required to adopt the provisions of FIN 47 by September 30, 2006. We do not expect FIN 47 to have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)). FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, (including assumptions such as expected volatility and expected term), classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis, and several other issues. Currently, we follow APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. However, other share-based awards such as restricted share units and performance shares are currently expensed under the present rules. The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used. In April 2005, the SEC amended the compliance dates for FAS 123(R) from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. We will continue to account for share-based compensation using the intrinsic value method set forth in APB No. 25, until adoption of FAS 123 (R) on October 1, 2005. We are currently assessing the impact of FAS 123(R) and SAB 107 on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. We are required to adopt FAS 153 for nonmonetary asset exchanges occurring in the first quarter of fiscal year 2006 and its adoption is not expected to have a significant impact on our results of operations, financial condition or cash flows.

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from our fiscal year 2006 through 2011. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In this Staff Position, the FASB states that the deduction should be accounted for as a special deduction, meaning that it should not reduce our statutory rate but shall be recognized in the period when it is deductible on our tax return. We do not expect the Staff Position to materially impact the financial position, results of operations or cash flows for our fiscal year 2005.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act contains a special one-time tax deduction of 85% of certain foreign earnings that are repatriated from foreign subsidiaries pursuant to new Internal Revenue Code Section 965. We may elect to apply the provisions of the new code section for either our fiscal year 2005 or 2006. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. This Staff Position allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act. As such, we expect to complete our evaluation of the effects of the repatriation provision during the fourth quarter of fiscal year 2005 and have currently made no decisions on the amounts of potential dividend repatriation. Until the evaluation is completed, we will make no changes in our current intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries.

FACTORS AFFECTING FUTURE PERFORMANCE

The nature of forward-looking information is that such information involves significant assumptions, risks and uncertainties. Certain of our public documents and statements made by our authorized officers, directors, employees, agents and representatives acting on our behalf may include forward-looking information which will be influenced by the factors described below and by other assumptions, risks and uncertainties. Forward-looking information is based on assumptions, estimates, forecasts and projections regarding our future results as well as the future effectiveness of our strategic plans and our operational decisions. Forward-looking statements made by or on behalf of us are subject to the risk that the forecasts, projections and expectations of management, or assumptions underlying such forecasts, projections and expectations, may prove to be inaccurate. Accordingly, actual results and our implementation of our plans and operations may differ materially from forward-looking statements made by or on behalf of us. The following discussion identifies certain important factors that could affect our actual results and actions and could cause such results and actions to differ materially from forward-looking statements.

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

THE TRADITIONAL MARKET FOR OUR MAXIMO EAM PRODUCT IS MATURE AND SATURATED AND PRESENTS LIMITED OPPORTUNITY FOR GROWTH.

Maximo has been the industry-leading plant floor capital asset maintenance product for a number of years, and we have acquired a large number of customers in this market. However, most large industrial organizations have made significant investments in systems that support the maintenance of their capital assets, and opportunities for new Maximo sales in the EAM market are in a state of continuous decline. In addition, the emergence and growth of this market have attracted a large number of competitors, and most of the largest software companies that sell into complementary markets have developed competing asset maintenance products. It is likely that this market will continue to mature, there will be fewer sales opportunities for the Company, and competitive forces will put downward pressure on our average sales prices and rates of success. To be competitive in the EAM market, we have made significant investments in Maximo EAM to meet the needs of specific industries in which we have a presence, such as the nuclear, transportation, power generation, transmission and distribution, and other industries. We refer to these industry-specific Maximo offerings as "Industry Solutions." While we continue to strengthen our Maximo EAM offering, these efforts may not be sufficient to overcome the effects of maturity and saturation in our traditional market, and our revenues, margins, results of operation and financial condition may be materially and adversely affected.

OUR EFFORTS TO REACH INTO NEW MARKETS WITH NEW PRODUCTS MAY NOT BE SUCCESSFUL.

Given the maturity and saturation of the traditional EAM market, in order to maintain revenues at their current levels and to grow our business, we are attempting to broaden our product offerings and find additional sources of revenues. We are attempting, through acquisitions and internal development, to deliver products that address markets that are new to us, such as the ITAM and Help Desk and Service Desk markets. The culmination of these efforts will be embodied in Maximo Enterprise Suite (MXES), which was released in March 2005. Our development of MXES and of our Maximo EAM Industry Solutions, and our ability to derive revenue and grow, is subject to the following risks, among others:

      - We may not be able to develop and market our new products on time, with acceptable quality or with functions and features that meet the requirements of customers in these markets.

      - The MXES products may not contain all of the functionality deemed necessary by prospective buyers in these markets.

      - It is possible that our sales, service or support personnel may not be adequately trained and/or staffed to sell, implement or support the new products. Newly developed products require a higher level of development, distribution and support expenditures in the early stages of their product life cycles.

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

      - Our positioning of the combination of our traditional EAM products and our ITAM products in a single offering as a logical suite of products may not be accepted in the marketplace. As a result of this and other factors, we may not be able to benefit from the trend among customers to consolidate their information technology (IT) systems, and we may not be successful in our attempts to sell our new products into our existing accounts, or our traditional EAM products to customers primarily interested in our new products.

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

OUR SALES EFFORTS DEPEND IN PART ON STRATEGIC RELATIONSHIPS WITH OTHER
COMPANIES.

We have entered into strategic relationships with various larger companies, such as HP, IBM and SAIC. In order to generate revenue through these relationships, each party must coordinate with and support the other's sales and marketing efforts, and each party must make significant sales and marketing investments. Our ability to generate revenues through these relationships depends in large part upon the efforts of these other companies, which are outside of our control. The efforts of these companies may in turn be influenced by factors internal to these companies, or by developments in their respective industries or markets, that we fail to anticipate.

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

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The markets for strategic asset management software such as Maximo EAM, Maximo ITAM and Maximo Enterprise Suite (MXES) are fragmented by geography, by market and industry segments, by hardware platform and by industry orientation, and are characterized by a large number of competitors including both independent software vendors and certain ERP vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. We also compete with integrated ERP systems, which include integrated maintenance modules offered by several large vendors, such as SAP and Oracle. In the ITAM market we compete with companies such as Peregrine Systems, Computer Associates and BMC Software. MXES will compete with all of these companies, plus additional companies, in the Help Desk and Service Desk markets, such as HP. Maximo also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.

Certain of our competitors have greater financial, marketing, service and support and technological resources than we do. To the extent that such competitors increase their focus on the asset maintenance, planning and cost systems markets, or on the industrial supply chain market, we could be at a competitive disadvantage.

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

CHANGES IN REGULATIONS OR CRITICAL ACCOUNTING POLICIES COULD MATERIALLY AND ADVERSELY AFFECT US.

New laws, regulations or standards related to us or our products, and new accounting pronouncements, could be implemented or changed in a manner that could adversely affect our business, results of operations or financial condition. In particular, the FASB recently enacted SFAS 123(R), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We believe that SFAS 123(R) will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business.

We may be eligible for several tax benefits provided for under the American Jobs Creation Act of 2004, which was signed into law on October 22, 2004. The potential tax benefits include a temporary 85% foreign dividends received deduction for certain dividends received from controlled foreign corporations. There are several statutory requirements, which must be met if we determine that the 85% dividends received deduction is advantageous. However, if we do not appropriately comply with the statutory requirements then the 85% foreign dividends received deduction could be forfeited resulting in a potentially adverse affect on our results of operations.

WE MAY PERFORM MORE FIXED PRICE SERVICES CONTRACTS.

A trend has emerged and is continuing among customers in our market towards demanding consulting and implementation services on a fixed-price basis, whereby we agree to deliver the contract requirements for a fixed fee regardless of the number of person-hours actually provided, as opposed to our traditional services arrangements where we deliver services on a time-and-materials basis. In cases where services are provided either for the future delivery of functionality or on a fixed price basis and our standard software is licensed at the same time, and if the services are essential to the overall solution desired by the customer or if we cannot determine the fair value of the services being delivered, then we may not be able to recognize the software license revenue from such transactions at the time the agreements are signed, but rather may be required to recognize such license revenue under the contract method of accounting, or to recognize a greater portion (or all) of the revenue from these transactions as services revenue. This would likely result in a postponement of recognition of, or even a reduction in, software license revenues, and have an adverse affect on our results of our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is the effect of fluctuations in interest rates earned on our cash equivalents and marketable securities and exposures to foreign currency exchange rate fluctuations.

At March 31, 2005, we held $118.1 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Interest rate movements affect the interest income we earn. We place our investments with high quality issuers and limits risk by purchasing only investment-grade securities. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

We develop our products in the United States and market them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of March 31, 2005, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

We carry out periodic evaluations, under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to timely alert them to any material information relating to our (including our consolidated subsidiaries) that would be required to be included in our periodic filings with the Securities and Exchange Commission.

While there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to their evaluation, we are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required for our fiscal year ended September 30, 2005. This effort includes documenting and testing of internal controls over financial reporting. During the quarter ended March 31, 2005, we have not identified any material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. We will continue with our efforts of compliance and will modify or improve our internal controls over financial reporting as needed. The matters noted herein have been discussed with our Audit Committee.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            NONE

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES CHANGES IN SECURITIES

            NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on March 8, 2005. At the Annual Meeting, our stockholders voted to approve the following actions by the following votes:

PROPOSAL 1. ELECTION OF THREE CLASS III DIRECTORS TO SERVE UNTIL THE 2008 ANNUAL
            MEETING:

NORMAN E, DRAPEAU, JR.

FOR           WITHHELD
----------    ---------
21,407,512    1,018,384

RICHARD P. FISHMAN

FOR           WITHHELD
----------    ---------
20,762,149    1,663,747

DAVID N. CAMPBELL

FOR           WITHHELD
----------    ---------
21,165,477    1,260,419

The names of each other director whose term of office as a director continued after the meeting are Robert L. Daniels, John A. McMullen, Stephen B. Sayre, and Alan Stanzler.

PROPOSAL 2. APPROVAL OF AN AMENDMENT TO OUR AMENDED AND RESTATED 1999 EQUITY
            INCENTIVE PLAN TO INCREASE THE NUMBER OF SHARES ISSUABLE THERE UNDER BY AN ADDITIONAL 1,200,000 SHARES:

    FOR       AGAINST    ABSTAIN   NON-VOTE
----------   ---------   -------   ---------
12,786,512   6,624,116    52,121   2,963,147

PROPOSAL 3. RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM-
            PRICEWATERHOUSECOOPERS LLP:

    FOR       AGAINST    ABSTAIN   NON-VOTE
----------   ---------   -------   ---------
22,191,440    214,231     20,225       0

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

EXHIBIT
NO.       DESCRIPTION

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

                                                  MRO SOFTWARE, INC.

Date: May 10, 2005                            By: /s/ Peter J. Rice
                                                  ------------------------------
                                                  Peter J. Rice
                                                  Executive Vice President -
                                                  Finance and Administration,
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  (Principal Financial Officer)

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