Form 10-Q
period 2005-06-30
MRO SOFTWARE INC
filed 2005-08-09
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes [X]   No [ ]

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 25,683,098 shares of common stock, $.01 par value per share, as of August 8,2005.

                               MRO SOFTWARE, INC.
                                   10-Q INDEX

                                                                                     PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets (unaudited) as of June 30, 2005 and
         September 30, 2004.                                                            2

         Consolidated Statements of Operations (unaudited) for the
         three and nine months ended June 30, 2005 and June 30, 2004.                   3

         Consolidated Statements of Cash Flows (unaudited) for the
         nine months ended June 30, 2005 and June 30, 2004.                             4

         Notes to Consolidated Financial Statements (unaudited).                        5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                     12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                     24

ITEM 4.  Controls and Procedures                                                        24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              25
Item 2.  Changes in Securities                                                          25
Item 3.  Defaults upon Senior Executives                                                25
Item 4.  Submission of Matter to a Vote of Security Holders                             25
Item 5.  Other Information                                                              25
Item 6.  Exhibits                                                                       25
         SIGNATURE                                                                      27

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   JUNE 30,          SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                2005                 2004
                                                                   ---------         -------------
                                            ASSETS
Current assets:
  Cash and cash equivalents                                        $  82,263           $  56,982
  Marketable securities                                               31,154              36,152
  Accounts receivable, trade, less allowance
   for doubtful accounts of $1,708 at June 30, 2005,
   and $2,324 at September 30, 2004, respectively                     38,841              36,636
  Prepaid expenses and other current assets                            5,840               5,072
  Deferred income taxes                                                1,337               1,470
                                                                   ---------           ---------
    Total current assets                                             159,435             136,312
                                                                   ---------           ---------

Marketable securities                                                  9,855              15,273
Property and equipment, net                                            7,560               7,227
Goodwill                                                              46,337              46,768
Intangible assets, net                                                 3,712               5,541
Deferred income taxes                                                  6,798               7,611
Other assets                                                           3,297               3,989
                                                                   ---------           ---------
    Total assets                                                   $ 236,994           $ 222,721
                                                                   =========           =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                             $  13,419           $  12,871
 Accrued compensation                                                  9,768              10,142
 Income taxes payable                                                  4,341               5,473
 Deferred revenue                                                     32,506              29,373
 Deferred lease obligation                                               371                 292
                                                                   ---------           ---------
   Total current liabilities                                          60,405              58,151
                                                                   ---------           ---------

 Deferred lease obligation                                             2,278               2,210
 Deferred revenue                                                        611                 900
 Other long term liabilities                                             303                 325

Stockholders' equity
Preferred stock, $.01 par value;1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value; 50,000 authorized;
25,628 and 24,983 issued and outstanding at June 30, 2005
 and September 30, 2004, respectively                                    256                 250
Additional paid-in capital                                           125,864             118,903
Deferred compensation                                                 (2,635)               (370)
Retained earnings                                                     49,347              41,503
Accumulated other comprehensive income                                   565                 849
                                                                   ---------           ---------
    Total stockholders' equity                                       173,397             161,135
                                                                   ---------           ---------

    Total liabilities and stockholders' equity                     $ 236,994           $ 222,721
                                                                   =========           =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                2005            2004           2005          2004
                                                   ---------      ---------      ---------      ---------
Revenues:
    Software                                       $  19,233      $  12,996      $  44,231      $  36,658
    Support and services                              33,997         33,304         99,534         99,166
                                                   ---------      ---------      ---------      ---------
             Total revenues                           53,230         46,300        143,765        135,824
                                                   ---------      ---------      ---------      ---------

Cost of revenues:
    Software                                           2,608          1,582          5,087          5,289
    Support and services                              16,441         14,960         48,376         45,140
                                                   ---------      ---------      ---------      ---------
             Total cost of revenues                   19,049         16,542         53,463         50,429
                                                   ---------      ---------      ---------      ---------

Gross profit                                          34,181         29,758         90,302         85,395

Operating expenses:
    Sales and marketing                               15,861         13,941         44,443         41,486
    Product development                                8,183          7,001         21,921         21,104
    General and administrative                         4,397          4,280         13,334         13,134
    Amortization of other intangibles                     89            165            272            574
                                                   ---------      ---------      ---------      ---------
             Total operating expenses                 28,530         25,387         79,970         76,298
                                                   ---------      ---------      ---------      ---------

Income from operations                                 5,651          4,371         10,332          9,097

    Interest income, net                                 693            313          1,811            761
    Other income/(expense), net                            7             35             78           (292)
                                                   ---------      ---------      ---------      ---------

Income before income taxes                             6,351          4,719         12,221          9,566

Provision for income taxes                             2,289          1,631          4,377          3,327
                                                   ---------      ---------      ---------      ---------

Net income                                         $   4,062      $   3,088      $   7,844      $   6,239
                                                   =========      =========      =========      =========

Net income per share, basic                        $    0.16      $    0.12      $    0.31      $    0.25
                                                   ---------      ---------      ---------      ---------
Net income per share, diluted                      $    0.16      $    0.12      $    0.31      $    0.25
                                                   ---------      ---------      ---------      ---------

Shares used to calculate net income per share
     Basic                                            25,327         24,873         25,206         24,740
     Diluted                                          25,936         25,409         25,687         25,342

   The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                             JUNE 30,
                                                                    -------------------------
(IN THOUSANDS)                                                        2005             2004
                                                                    ---------       ---------
Cash flows from operating activities:
  Net income                                                        $   7,844       $   6,239
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                        2,303           3,536
    Amortization of other intangibles                                   1,829           2,459
    Amortization of premium on marketable securities                      (57)             89
     Loss on sale and disposal of property
       and equipment                                                       62             ---
    Stock-based compensation                                              236             166
    Deferred income taxes                                               1,659             785
    Changes in operating assets and liabilities:
      Accounts receivable                                              (2,385)         (4,141)
      Prepaid expenses and other assets                                   (42)             78
      Accounts payable, accrued expenses and other liabilities            680          (3,766)
      Accrued compensation                                               (247)           (349)
      Income taxes payable                                             (1,408)         (1,344)
      Deferred revenue                                                  2,922           1,027
                                                                    ---------       ---------
Net cash provided by operating activities                              13,396           4,779
                                                                    ---------       ---------

Cash flows from investing activities:
    Acquisitions of property and equipment and other
      capital expenditures                                             (2,669)         (3,597)
    Purchase of marketable securities                                (183,178)        (58,654)
    Sale of marketable securities                                     193,858          28,250
                                                                    ---------       ---------
Net cash provided by/(used in) investing activities                     8,011         (34,001)
                                                                    ---------       ---------

Cash flows from financing activities:
    Proceeds from exercise of employee stock options
      stock purchases                                                   4,322           3,167
                                                                    ---------       ---------
Net cash provided by financing activities                               4,322           3,167
                                                                    ---------       ---------

Effect of exchange rate changes on cash                                  (448)            751
                                                                    ---------       ---------

Net increase/(decrease) in cash and cash equivalents                   25,281         (25,304)

Cash and cash equivalents, beginning of period                         56,982          73,662
                                                                    ---------       ---------

Cash and cash equivalents, end of period                            $  82,263       $  48,358
                                                                    =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. ("MRO") and its majority-owned subsidiaries (collectively, the "Company"), as of June 30, 2005 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2005, or for any other future period.

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

Basic and diluted income per share are calculated as follows:

                                                         THREE MONTHS ENDED
(in thousands, except per share data)                   06/30/05    06/30/04
                                                        --------    --------
Net income                                              $ 4,062      $ 3,088
Denominator:
Weighted average common shares outstanding-basic         25,327       24,873
Effect of dilutive securities (1)                           609          536
                                                        -------      -------
Weighted average common shares outstanding-diluted       25,936       25,409
                                                        =======      =======
Net income per share, basic                             $  0.16      $  0.12
Net income per share, diluted                           $  0.16      $  0.12

                                                          NINE MONTHS ENDED
(in thousands, except per share data)                   06/30/05    06/30/04
                                                        --------    --------
Net income                                              $ 7,844      $ 6,239
Denominator:
Weighted average common shares outstanding-basic         25,206       24,740
Effect of dilutive securities (1)                           481          602
                                                        -------      -------
Weighted average common shares outstanding-diluted       25,687       25,342
                                                        =======      =======
Net income per share, basic                             $  0.31      $  0.25
Net income per share, diluted                           $  0.31      $  0.25


(1) The calculation of diluted earnings per common share excludes the impact of 1,476,000 shares and 1,567,000 shares for the three months ended June 30, 2005 and 2004, respectively, and 1,761,000 shares and 1,556,000 shares for the nine months ended June 30, 2005 and 2004, respectively, related to stock options and unvested restricted stock which are anti-dilutive. Common stock equivalents of 609,000 shares and 536,000 shares were included in the computation of diluted net income per share for the three months ended June 30, 2005 and 2004, respectively, and 481,000 shares and 602,000 shares for the nine months ended June 30, 2005 and 2004, respectively.

C.    ACCOUNTING POLICIES

STOCK-BASED COMPENSATION AND PRO FORMA INFORMATION

The Company complies with the pro forma disclosure requirements of the Financial Accounting Standards Board ("FASB") SFAS No. 123, as amended by SFAS No. 148. The fair value of the Company's stock options was estimated using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of its stock options. The following table illustrates the effect on net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                                                             THREE MONTHS ENDED
(in thousands, except per share amounts)                 06/30/05        06/30/04
                                                         ---------       ---------
Net income
 As reported                                             $   4,062       $   3,088
 Add: Stock-based employee compensation expense
  included in net income                                       142              61
 Deduct: Stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of related tax effects         (1,252)         (1,610)
Pro forma net income                                     $   2,952       $   1,539

Earnings per share:
  Basic-as reported                                      $    0.16       $    0.12
  Basic-pro forma                                        $    0.12       $    0.06
  Diluted-as reported                                    $    0.16       $    0.12
  Diluted-pro forma                                      $    0.11       $    0.06

                                                             NINE MONTHS ENDED
(in thousands, except per share amounts)                 06/30/05        06/30/04
                                                         ---------       ---------
Net income
 As reported                                             $   7,844       $   6,239
 Add: Stock-based employee compensation expense
  included in net income                                       236             166
 Deduct: Stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of related tax effects         (3,532)         (5,413)
Pro forma net income                                     $   4,548       $     992

Earnings per share:
  Basic-as reported                                      $    0.31       $    0.25
  Basic-pro forma                                        $    0.18       $    0.04
  Diluted-as reported                                    $    0.31       $    0.25
  Diluted-pro forma                                      $    0.18       $    0.04

With the exception of restricted stock awards to non-employee members of the board of directors and executive management, no stock-based compensation cost is reflected in net income, as all stock-based awards granted under the Company's plans consist of stock options that have an exercise price equal to the market value of the underlying common stock on the date of grant.

D.    COMPREHENSIVE INCOME:

The following table reflects the components of comprehensive net income:

                                                                   THREE MONTHS ENDED
(in thousands)                                                    06/30/05      06/30/04
                                                                  --------      --------
Net income                                                        $ 4,062       $ 3,088
Other comprehensive net income,
 Net of tax:
  Unrealized gain/(loss) on securities arising during period           70          (194)
  Foreign currency translation adjustment                            (950)         (336)
                                                                  -------       -------
Comprehensive income                                              $ 3,182       $ 2,558
                                                                  =======       =======

                                                                     NINE MONTHS ENDED
(in thousands)                                                    06/30/05      06/30/04
                                                                  --------      --------
Net income                                                        $ 7,844       $ 6,239
Other comprehensive net income,
 Net of tax:
  Unrealized gain/(loss) on securities arising during period          146          (122)
  Foreign currency translation adjustment                            (430)          440
                                                                  -------       -------
Comprehensive income                                              $ 7,560       $ 6,557
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

The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia Pacific. A summary of the Company's revenues by geographical area is as follows:

                                              THREE MONTHS ENDED
(in thousands)                            06/30/05         06/30/04
                                          --------         --------
Revenues:

     United States                        $ 31,089         $ 26,510
     Other Americas                          2,419            2,375
     Intercompany                            3,641            3,093
                                          --------         --------
     Subtotal                             $ 37,149         $ 31,978

     Europe/Middle East and Africa          15,357           14,516
     Asia/Pacific                            4,365            2,899
     Intercompany                           (3,641)          (3,093)
                                          --------         --------
     Total revenues                       $ 53,230         $ 46,300
                                          ========         ========

                                               NINE MONTHS ENDED
(in thousands)                            06/30/05          06/30/04
                                          ---------         --------
Revenues:

     United States                        $  82,482         $  77,010
     Other Americas                           7,438             7,469
     Intercompany                             8,874             9,205
                                          ---------         ---------
     Subtotal                             $  98,794         $  93,684

     Europe/Middle East and Africa           42,268            42,581
     Asia/Pacific                            11,577             8,764
     Intercompany                            (8,874)           (9,205)
                                          ---------         ---------
     Total revenues                       $ 143,765         $ 135,824
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

F.       GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the amount of goodwill for the quarter ended June 30, 2005 are as follows:

Balance as of September 30, 2004                    $ 46,768
Utilization of acquired net operating losses            (431)
                                                    --------
Balance as of June 30, 2005                         $ 46,337
                                                    ========

Intangible assets as of June 30, 2005 and September 30, 2004 consist of the following:

(in thousands)                       06/30/05         09/30/04
                                     --------         --------
Goodwill, net                        $ 46,337         $ 46,768

Acquired technology                    16,654           16,654

Accumulated amortization              (13,229)         (11,673)
                                     --------         --------

Sub-total acquired technology           3,425            4,981
                                     --------         --------

Other intangibles                       2,611            2,711
Accumulated amortization               (2,324)          (2,151)
                                     --------         --------

Sub-total other intangibles               287              560
                                     --------         --------

Total intangible assets, net         $ 50,049         $ 52,309
                                     ========         ========

Other intangibles consist of customer contracts, customer lists and non-compete agreements.

Amortization expense of intangible assets was $608 thousand and $638 thousand for the three months ended June 30, 2005 and 2004, respectively, and $ 1.8 million and $2.5 million for the nine months ended June 30, 2005 and 2004, respectively.

As of June 30, 2005, remaining amortization expense on existing intangibles for the next five years is as follows:

(in thousands)
--------------
2005 (remaining 3 mos)               $    593
2006                                    1,565
2007                                      659
2008                                      659
2009                                      236
                                     --------
Total                                $  3,712
                                     --------

G.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of FAS No. 154 will have a material impact on its consolidated results of operations.

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

H.    GUARANTOR ARRANGEMENTS

We warrant that our software products will perform substantially in accordance with the product specifications as contained in certain associated documentation, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the product and refund the license fee paid. We warrant that our professional services will be provided in accordance with good professional practice, and that any software developed by our services organization will perform substantially in accordance with its approved specifications for a period of thirty days from initial delivery of the services to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, we would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or services warranties, our liability for breach of warranty is limited to the amount of the license or services fees actually paid, and we maintain insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, we believe the estimated fair value of these warranty obligations is minimal. Accordingly, we have no liabilities recorded for these warranty obligations as of June 30, 2005.

Under our standard end-user license agreement, we agree to indemnify our customers against infringement claims that may be brought by third parties asserting that our products infringe on certain intellectual property rights. In our services agreements with customers, we will also, as a matter of standard practice, agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of our services infringe on certain intellectual property rights, (b) against damages caused by our breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death, caused by our services personnel while on-site at customer premises. These indemnification provisions are generally based on our standard contractual terms. All such provisions, whether based on our standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnifications as negotiated may vary in duration and nature, and our obligations to indemnify may be unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to our knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that we maintain is sufficient to cover a refund of the license and services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, we have no liabilities recorded for any such indemnity obligations as of June 30, 2005.

When we acquire a business or a company, we may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grand fathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for the assumption of any such liabilities as of June 30, 2005.

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

OVERVIEW

MRO Software, Inc. is the leading global provider of strategic asset and service management solutions. In March 2005, we released our new generation of products, Maximo Enterprise Suite (MXES). MXES is a comprehensive suite of products built on a single, common platform. It combines enhanced Enterprise Asset Management
(EAM) functionality with new service management capabilities (ITAM) that together improve the effectiveness of asset management strategies. MXES includes Maximo and Maximo Enterprise for traditional assets and service management and our ITAM products: Maximo Discovery for autodiscovery of IT assets, Maximo Asset Center for advanced IT asset management, and Maximo Service Center, a full-featured service desk based on the IT Infrastructure Library (ITIL) guidelines. Each product of MXES can be implemented separately as a stand-alone solution or deployed together. In addition, we also offer several industry specific solutions based on the Maximo platform and incorporating specific functionality delivered through either technology partnerships or integrations. Industry specific solutions include Nuclear Power, Transportation, Oil & Gas, Transmission and Distribution (Utilities) and Pharmaceuticals. The Company will continue to sell and support certain prior versions of Maximo Enterprise (EAM) and Maximo MainControl (ITAM). Using our products and services, our customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their critical asset bases.

We report all our revenues in one reportable business segment. Our management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Our actual results are reported in United States dollars. International revenues accounted for 42% and 43% of total revenues for the three months ended June 30, 2005 and 2004, respectively, and 43% for both the nine months ended June 30, 2005 and 2004, respectively, and, therefore, the fluctuation in exchange rates can have a significant impact on our results of operations. In the three and nine months ended June 30, 2005, the fluctuation in the Euro dollar and the British pound, in particular, had a favorable impact on our revenue results. We assess the impact of foreign currency exchange rates on our business, primarily revenues, by recalculating the current period's financial results using the comparable period's exchange rates to devise a constant currency rate in order to compare period over period results. We believe that this non-GAAP financial measure provides useful information to management and investors since it reflects performance of our international territories without the effect of exchange rates. Total actual revenues increased 15% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, and 6% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. However, in constant currency terms, the actual revenues increased approximately 13% for the three months ended June 30, 2005 and 3% for the nine months ended June 30, 2005. The exchange rates had a similar impact on direct and operating expenses, and, therefore, the overall impact on net income was immaterial for the three and nine months ended June 30, 2005.

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

Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported condition and results of operations, include revenue recognition, estimating the allowance for doubtful accounts, deferred tax assets, and the valuation of long-lived assets. These critical accounting policies and estimates should be read in conjunction with the critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 14, 2004. We include and update critical accounting policies and estimates in interim periods if a new critical accounting policy is adopted or amended or if there are material changes in related judgments or conditions underlying our estimates in the interim period.

RESULTS OF OPERATIONS

REVENUES

                                  Three                Three      Nine                  Nine
                                  Months               Months     Months                Months
                                  Ended      Change    Ended      Ended       Change    Ended
(in thousands)                   06/30/05      %      06/30/04   06/30/05       %      06/30/04
--------------                   --------    ------  ---------   -------     -------  --------
Software licenses                $19,233      48%     $12,996    $44,231       21%    $ 36,658
Percentage of total revenues          36%                  28%        31%                   27%

Support revenues                 $18,732       6%     $17,699    $56,186        6%    $ 52,850
Percentage of total revenues          35%                  38%        39%                   39%

Service revenues                 $15,265      (2)%    $15,605    $43,348       (6)%   $ 46,316
Percentage of total revenues          29%                  34%        30%                   34%

Total revenues                   $53,230      15%     $46,300   $143,765        6%    $135,824

Our revenues are derived primarily from two sources: (i) software licenses, and
(ii) fees for support and services.

Software license revenues increased 48% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, and increased 21% for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. Using constant currency rates, software license revenues increased approximately 47% for the three months ended June 30, 2005, and increased approximately 18% for the nine months ended June 30, 2005. The increases in software license revenues for the three and nine months ended June 30, 2005 are attributable to the successful penetration with the Maximo Industry solutions, (specifically the utilities vertical), early success with the new MXES product, and an increase in the average selling price. The increase in the average selling price is attributable to four large license sales over $1.0 million.

Support revenues increased 6% for both the three and nine months ended June 30, 2005 compared to the three and nine months ended June 30, 2004. Using constant currency rates, support revenues increased approximately 4% for both the three and nine months ended June 30, 2005. Support revenues have increased as a result of a cumulative increase in the number of Maximo licenses and a strong renewal rate (90%) for support contracts.

Service revenues decreased 2% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and decreased 6% for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. Using constant currency rates, service revenues decreased approximately 3% for the three months ended June 30, 2005 and 9% for the nine months ended June 30, 2005. The decreases in service revenues for these periods were due to a decline in Maximo service revenues of 1% for the three months ended June 30, 2005 and 6% for the nine months ended June 30, 2005 due primarily to the conclusion of a multi-year engagement that had been generating $1 to $2 million of revenue per quarter for the previous two years. Overall, our services business operates in a highly competitive industry and there are numerous independent consulting firms who implement our Maximo products and compete for our services business. In addition, in connection with the delivery of the new MXES product, services personnel were utilized to support sales efforts.

COST OF REVENUES

                                        Three                Three       Nine                  Nine
                                        Months               Months      Months                Months
                                        Ended      Change    Ended       Ended      Change     Ended
(in thousands)                         06/30/05      %      06/30/04    06/30/05       %      06/30/04
--------------                         --------    ------   --------    --------    ------    --------
Cost of software licenses revenues    $ 2,608       65%     $ 1,582     $ 5,087        (4)%    $ 5,289
Percentage of software license
 revenues                                  14%                   12%         12%                    14%

Cost of support revenues              $ 3,084       15%     $ 2,676     $ 8,929         12%    $ 7,981
Percentage of support revenues             16%                   15%         16%                    15%

Cost of services revenues             $13,357        9%     $12,284     $39,447          6%    $37,159
Percentage of services revenues            88%                   79%         91%                    80%

Total cost of revenues                $19,049       15%     $16,542     $53,463          6%    $50,429
Percentage of total revenues               36%                   36%         37%                    37%

Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping and amortization of acquired technology. The 65% increase in the cost of software license revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to an increase in purchases of third-party software related to our Maximo Mobile Suite product and royalties paid to vendors of third-party software. Costs for third party software can fluctuate quarter to quarter as it is heavily dependent on demand for this product. The 4% decrease in the cost of software license revenues for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 was due primarily to the decrease in amortization of acquired technology due to the completion of amortization of fully amortized assets. Amortization of acquired technology amounted to $518 thousand and $473 thousand for the three months ended June 30, 2005 and 2004, respectively and $1.6 million and $1.9 million for the nine months ended June 30, 2005 and 2004, respectively. Partially offsetting the decrease was an increase in purchases of third-party software related to our Maximo Mobile Suite product.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third-party consultants and costs to support the MRO Operations Center. Cost of support revenues increased 15% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and increased 12% for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. The increases for the three and nine months ended June 30, 2005 as compared to the three and nine months ended June 30, 2004 were primarily attributable to increases in renewals of third-party support contracts related to the Maximo Mobile Suite product and general increases in salaries and related benefits, partially offset by a decrease in general operating expenses. Cost of support revenues, as a percentage of total support revenues, was 16% and 15% for both the three and nine months ended June 30, 2005 and 2004, respectively.

Cost of service revenues increased 9% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and increased 6% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. Cost of service revenues, as a percentage of total service revenues was 88% and 79% for the three months ended June 30, 2005 and 2004, respectively, and 91% and 80% for the nine months ended June 30, 2005 and 2004, respectively. The increases for the three and nine months ended June 30, 2005 as compared to the three and nine months ended June 30, 2004 were attributable to an increase in service incentives, an increase in the utilization of third party consultants implementing our products, salaries and related benefits, and travel and entertainment expenses related to worldwide professional services meetings, partially offset by decreases in reimbursable expenses.

OPERATING EXPENSES

                                      Three                    Three       Nine                 Nine
                                      Months                   Months      Months               Months
                                      Ended        Change      Ended       Ended      Change    Ended
(in thousands)                       06/30/05         %      06/30/04     06/30/05      %      06/30/04
--------------                       --------      ------    --------     --------    -------  --------
Sales and marketing                  $15,861          14%     $13,941     $44,443       7%      $41,486
Percentage of total revenues              30%                      30%         31%                   31%

Product development                  $ 8,183          17%     $ 7,001     $21,921       4%      $21,104
Percentage of total revenues              15%                      15%         15%                   16%

General and administrative           $ 4,397           3%     $ 4,280     $13,334       2%      $13,134
Percentage of total revenues               8%                       9%          9%                   10%

Amortization of other intangibles    $    89         (46)%    $   165     $   272     (53)%     $   574
Percentage of total revenues               1%                       1%          1%                    1%

Sales and marketing expenses increased 14% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and increased 7% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. The increase for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily attributable to an increase in sales commissions due to an increase in software license sales, a general increase in salaries and related benefits, travel and entertainment expenses, and advertising expenses to market new products (MXES). The increase for the nine months ended June 30, 2005 as compared the nine months ended June 30, 2004 was primarily attributable to a general increase in salaries and related benefits, an increase in sales commissions due to an increase in software license sales, an increase in advertising expenses to market new products
(MXES), and costs to recruit a new Vice President of Worldwide Sales, and travel and entertainment expenses, partially offset by a general decrease in overall sales and marketing expenses.

Product development expenses increased 17% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and increased 4% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. The increases for the three and nine months ended June 30, 2005 as compared to the three and nine months ended June 30, 2004 were due to an increase in salaries and related benefits due to an increase in head count and an increase in expenditures for translation of our products in various foreign languages. We expended $1.2 million in translation expenses in the quarter ended June 30, 2005, however, this increase in translation expenses is expected to drop down to a lower level over the next few quarters. Partially offsetting these increases is a general decrease in overall product and development expenses. We have developed several industry specific solutions based on the Maximo platform and incorporating specific functionality delivered through either technology partnerships or integrations. Industry specific solutions include Nuclear Power, Transportation, Oil & Gas, Transmission and Distribution (Utilities) and Pharmaceuticals. In March 2005, we released our new generation of products, Maximo Enterprise Suite (MXES). MXES is a comprehensive suite of products that are built on a single, common platform combining enhanced Enterprise Asset Management (EAM) functionality, new service management capabilities and IT Asset and Service Management that together improve the effectiveness of asset management strategies.

General and administrative expenses increased 3% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and increased 2% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. General and administrative costs have mainly increased due to the costs for the assessment of internal controls in order to comply with the Sarbanes Oxley Act of 2002. General and administrative expenses, as a percentage of total revenues, was 8% and 9% for the three months ended June 30, 2005 and 2004, respectively and 9% and 10% for the nine months ended June 30, 2005 and 2004, respectively.

The decrease in amortization of other intangibles expense for the three and nine months ended June 30, 2005 and 2004, respectively, was due to cessation of amortization for fully amortized assets.

NON-OPERATING INCOME/EXPENSES

                                Three                Three      Nine                 Nine
                                Months               Months     Months               Months
                                Ended     Change     Ended      Ended     Change     Ended
(in thousands)                 06/30/05      %      06/30/04   06/30/05     %       06/30/04
---------------                --------   ------    --------   --------   ------    --------
Interest income, net           $  693       121%     $  313    $ 1,811       138%    $  761
Other income/(expense), net    $    7       (80)%    $   35    $    78      (127)%   $ (292)

Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. We invest a large portion of our cash in marketable securities such as United States treasury and treasury-backed instruments, municipal bonds and highly rated conservative corporate bonds. We were able to earn more income in the three and nine months ended June 30, 2005 as compared to the three and nine months ended June 30, 2004 because we invested more cash into higher yielding securities, mostly higher yielding U.S. bonds. The change in other income was primarily due to a swing in foreign currency transaction gains and losses. We reported net currency transaction losses of $71 thousand for the three months ended June 30, 2005 compared to net currency transaction losses of $21 thousand for the three months ended June 30, 2004 and net currency transaction gains of $67 thousand for the nine months ended June 30, 2005 compared to net currency transaction losses of $597 thousand for the nine months ended June 30, 2004. We have no foreign exchange contracts at the present time. Transaction gains and losses are primarily attributable to settlement of foreign intercompany account balances.

INCOME TAXES

Our effective tax rate was 36% for both the three and nine months ended June 30, 2005 and 35% for the three and nine months ended June 30, 2004. The tax provision was calculated on income generated in domestic and foreign tax jurisdictions and on changes in our net deferred tax assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash and cash equivalents of $82.3 million and marketable securities of $41.0 million. The Company's working capital was $99.0 million.

Cash provided by operations was $13.4 million for the nine months ended June 30, 2005 primarily attributable to income generated from operations and collection of accounts receivable.

Cash provided by investing activities was $8.0 million for the nine months ended June 30, 2005 and was primarily provided by the sales and maturities of marketable securities, offset by the purchase of marketable securities and capital expenditures.

Cash provided by financing activities was $4.3 million for the nine months ended June 30, 2005 and represents proceeds from our employee stock option and purchase plans.

As of June 30, 2005, our principal commitments consist primarily of office space and equipment operating leases for our U.S. and European headquarters. Our corporate headquarters are under a lease through December 31, 2009. We lease our other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

We may use a portion of our cash to acquire additional businesses, products or technologies complementary to our business. We also plan to make investments over the next year in our products and technology.

We expect that our cash flow from operations, together with our current cash and marketable securities, will be sufficient to meet our working capital and capital expenditure requirements through at least June 30, 2006. Our liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through cash flow from operations, leaving our cash reserves available for acquisitions, other investments and unanticipated expenditures. We have no long-term debt obligations. The factors that might impact our cash flows include those that might impact our business and operations generally, as described below under the heading "Factors Affecting Future Performance."

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of FAS No. 154 will have a material impact on its consolidated results of operations.

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

THE TRADITIONAL MARKET FOR OUR MAXIMO EAM PRODUCT IS MATURE AND SATURATED AND MAY PRESENT LIMITED OPPORTUNITY FOR GROWTH.

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

OUR EFFORTS TO REACH INTO NEW MARKETS WITH NEW PRODUCTS MAY NOT BE SUCCESSFUL.

Given the maturity and saturation of the traditional EAM market, in order to maintain revenues at their current levels and to grow our business, we have recently broadened our product offerings in order to develop additional sources of revenues, and we continue to do so. We are attempting, through acquisitions and internal development, to deliver products that address markets that are new to us, such as the ITAM and Help Desk and Service Desk markets. These efforts reached a significant milestone with the initial release of Maximo Enterprise Suite (MXES), in March 2005. We are planning significant enhancements to this initial release, and will continue to broaden this offering. Our continuing development of MXES and of our Maximo EAM Industry Solutions, and our ability to derive revenue and grow, is subject to the following risks, among others:

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

      - We may not derive revenues from MXES in proportion to our investment and sales efforts, and those efforts may serve as a significant distraction from our efforts to maintain revenues at current levels in our traditional EAM market.

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

OUR SALES EFFORTS DEPEND IN PART ON STRATEGIC RELATIONSHIPS AND RESELLER ARRANGEMENTS WITH OTHER COMPANIES.

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

In addition, we are renewing our focus on generating software license sales through value-added resellers, systems integrators and other indirect sales channels. The Company may have difficulty in establishing the infrastructure necessary to initiate, maintain and support these channel relationships, and these relationships may either not materialize or they may fail to produce additional sales. We may not derive revenues from in proportion to our investment in channel sales, and those efforts may serve as a significant distraction from our direct sales efforts.

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

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The markets for strategic asset management software such as Maximo EAM, Maximo ITAM and Maximo Enterprise Suite (MXES) are fragmented by geography, by market and industry segments, by hardware platform and by industry orientation, and are characterized by a large number of competitors including both independent software vendors and certain ERP vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. We also compete with integrated ERP systems, which include maintenance modules offered by several large vendors, such as SAP and Oracle. In the ITAM market we compete with companies such as Peregrine Systems, Computer Associates and BMC Software. MXES will compete with all of these companies, plus additional companies, in the Help Desk and Service Desk markets, such as HP. Maximo also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.

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

WE MAY HAVE EXPOSURE TO ADDITIONAL TAX LIABILITIES.

We are subject to income taxes and non-income taxes (e.g., import/export duties, and payroll, sales, use, value-added, net worth, property, and goods and services taxes) in both the U.S. and various foreign jurisdictions. The amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We are regularly subject to examinations of our tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision and accruals for taxes. While we believe that we have properly interpreted applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material and adverse effect on our results of operations or financial condition.

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

At June 30, 2005, we held $123.3 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Interest rate movements affect the interest income we earn. We place our investments with high quality issuers and limits risk by purchasing only investment-grade securities. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

We develop our products in the United States and market them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of June 30, 2005, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

We carry out periodic evaluations, under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to timely alert them to any material information relating to our (including our consolidated subsidiaries) that would be required to be included in our periodic filings with the Securities and Exchange Commission.

While there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to their evaluation, we are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required for our fiscal year ended September 30, 2005. This effort includes documenting and testing of internal controls over financial reporting. During the quarter ended June 30, 2005, we have not identified any material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. We will continue with our efforts of compliance and will modify or improve our internal controls over financial reporting as needed. The matters noted herein have been discussed with our Audit Committee.

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

                                          MRO SOFTWARE, INC.

Date: August 9, 2005                By:   /s/ Peter J. Rice
                                          -----------------
                                          Peter J. Rice
                                          Executive Vice President -
                                          Finance and Administration,
                                          Chief Financial Officer and
                                          Treasurer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
   NO.                                   DESCRIPTION
-------                                  -----------
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