Form 10-K
period 2005-09-30
MRO SOFTWARE INC
filed 2005-12-14
CIK 920354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from _______________ to __________________

                         Commission File Number 0-23852

                               MRO SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                      04-2448516
      (State of Incorporation)                        (I.R.S. Employer
                                                     IDENTIFICATION NUMBER)

                 100 CROSBY DRIVE, BEDFORD, MASSACHUSETTS 01730
               (Address of principal executive offices) (Zip code)
                                 (781) 280-2000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 per share
                         -----------------------------
                                (Title of Class)
                                ----------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price on March 31, 2005 was $262,690,929.

Number of shares outstanding of the Registrant's common stock as of the latest practicable date: 25,857,361 shares of common stock, $.01 par value per share, as of December 12, 2005.

                       DOCUMENT INCORPORATED BY REFERENCE

The information called for by Part III is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2005.

                               MRO SOFTWARE, INC.
                             FISCAL 2005 FORM 10-K

                                     INDEX

ITEM                                                                                                                   PAGE
----                                                                                                                   ----
PART I

Item 1:  Business                                                                                                         1
Item 1A: Risk Factors                                                                                                     7
Item 1B: Unresolved Staff Comments                                                                                       13
Item 2:  Properties                                                                                                      13
Item 3:  Legal Proceedings                                                                                               14
Item 4:  Submission of Matters to a Vote of Security Holders                                                             14

PART II

Item 5:  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer's Purchases of Equity
         Securities                                                                                                      14
Item 6:  Selected Consolidated Financial Data                                                                            15
Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations                           16
Item 7A: Quantitative and Qualitative Disclosures About Market Risk                                                      28
Item 8:  Financial Statements and Supplementary Data                                                                     29
Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                            57
Item 9A: Controls and Procedures                                                                                         57
Item 9B: Other Information                                                                                               57

PART III

Item 10: Directors and Executive Officers of the Registrant                                                              58
Item 11: Executive Compensation                                                                                          60
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                  60
Item 13: Certain Relationships and Related Transactions                                                                  60
Item 14: Principal Accountant Fees and Services                                                                          61

PART IV

Item 15: Exhibits and Financial Statement Schedules                                                                      61

         Signatures                                                                                                      62

         Exhibit Index

This Annual Report on Form 10-K, as well as documents incorporated herein by reference, may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements: "expects", "anticipates", and "estimates". Forward-looking statements include, without limitation, statements related to: the Company's plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include those discussed under the heading "Risk Factors" below. These forward-looking statements speak only as of the date of this Annual Report, and we disclaim any obligation to update such forward-looking statements as a result of any change in circumstances or otherwise.

MRO Software, Inc., incorporated in May 1968 under the laws of the Commonwealth of Massachusetts, is hereinafter sometimes referred to as the "Company", "MROI", "our", "us", or "we".

Maximo(R) and Make It All Count(R) are registered trademarks of MROI. MRO Software(TM), Maximo Enterprise Suite(TM), MXES(TM), Maximo Enterprise(TM), Maximo Enterprise/SP(TM), Maximo Enterprise IT(TM), Maximo Discovery(TM), Maximo Enterprise IT/SP(TM), Maximo SLA Manager(TM), Maximo Navigator(TM), Maximo Project Manager(TM), Maximo Calibration(TM), Maximo Enterprise Adapter(TM), Maximo Fusion(TM), Maximo OCSSM, Maximo Mobile Suite(TM), Maximo Mobile Auditor(TM), Maximo Mobile Inventory Manager(TM), Maximo Mobile Work Manager(TM), Maximo Mobile Calibration(TM), and MRO.COM(TM) are trademarks and service marks of MROI. IBM(R), WebSphere, AIX and DB2 are trademarks and registered trademarks of IBM Corporation. Microsoft(R) is a registered trademark of Microsoft Corporation, Oracle(R) is a registered trademark of Oracle Corporation, and Java(R) is a registered trademark of Sun Microsystems Corporation. Other company and product names may be trademarks of the respective companies.

(C) 2005 MRO Software, Inc. All rights reserved.

                                     PART I

ITEM 1. BUSINESS

GENERAL

MRO Software is the leading provider of asset and service management solutions. The Company's integrated suite of applications optimizes performance, improves productivity and service levels, and enables asset-related sourcing and procurement across the entire spectrum of our customers' strategic assets.

The Company's asset management solutions allow customers to manage the complete lifecycle of strategic assets including: planning, procurement, deployment, tracking, maintenance and retirement. Using MRO Software's solutions, customers improve production reliability, labor efficiency, material optimization, software license compliance, lease management, warranty and service management and provisioning across their asset base. Using our products, our customers manage and optimize the value derived from their assets used for production, facilities management, IT asset management, including hardware and software, and their transportation assets.

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

During the past two years, the Company has made significant investments in the development of our next generation of Maximo: Maximo Enterprise Suite (MXES). In March 2005, the Company released MXES. MXES is a comprehensive suite of products all built on a single, common, web-architected platform. MXES combines enhanced Enterprise Asset Management (EAM) functionality with new service management capabilities that together improve the effectiveness of asset management strategies. MXES includes all the functionality required to provide IT Service Management (ITSM) capabilities which includes advanced IT Asset Management
(ITAM), service management, and a full-featured service desk, all based on the IT Infrastructure Library (ITIL) guidelines. The Company markets its MXES solution under several product names: Maximo and Maximo Enterprise for EAM applications, Maximo Discovery for autodiscovery of IT assets, Maximo IT Asset Management (ITAM) for advanced IT Asset Management (ITAM), and Maximo Service Desk, a full-featured service desk. Most products within MXES can each be implemented separately as a stand-alone solution, or they can readily be deployed together. MXES enables compliance with contracts, service level agreements, internal corporate standards, and government regulations. Our solutions enhance asset management and ensure service performance of production, facility, transportation and IT assets.

In addition to MXES, the Company markets several solutions for specific industries. These solutions include specific functionality and capabilities for the following industries: Nuclear Energy, Transmission & Distribution (Utilities), Oil & Gas, Transportation and Pharmaceuticals. These specialized solutions combine core Maximo capabilities with domain-specific enhancements and often include or integrate with technology and capabilities provided by a technology partner company to meet the unique needs of these particular industries.

We have over thirty years of experience understanding the complexities and challenges of asset management. We have focused on building our business strategies around key strengths, such as our commitment to research and development, our diverse customer base, and our domain knowledge of complex asset management business problems. We believe that our extensive expertise in asset management solutions for production, facilities, transportation, and IT -- combined with our vertical domain knowledge in many industries - - can and will distinguish us from our competitors.

In Fiscal 2006, we plan to continue to improve our financial metrics and to focus on growth opportunities, thereby increasing shareholder value. We believe that our steadfast focus on this holistic approach to asset and service management will drive future success and allow the Company to continue to be a stable, profitable and growth-oriented company.

The Company reports all its revenue in one reportable business segment. We market our products mainly through a direct sales organization in all geographies, with greater emphasis on distributors and resellers outside of North America. MRO Software has sales offices throughout North America, Europe, Asia/Pacific and Latin America. The Company also markets its products through indirect sales channels to supplement its direct sales force. Financial information relating to business segments and international operations can be found in Note N of the Consolidated Financial Statements, in Item 8 of this Annual Report on Form 10-K.

PRODUCTS

The Maximo Enterprise Suite is a family of multiple products all built on a single, common platform. Most products within MXES are each a stand-alone solution that can be implemented separately from any of the others, or they can readily be deployed together.

MAXIMO

Maximo is an EAM solution targeted for small to medium-sized companies that require robust asset management capabilities. Maximo helps companies to optimize asset performance, reduce costs and improve workforce efficiencies. Maximo delivers asset management, work management, service management, contracts management, materials management and procurement management capabilities for production, facilities and transportation assets.

MAXIMO ENTERPRISE

Maximo Enterprise is a comprehensive EAM solution that helps large and multi-national companies in asset-intensive industries to maximize the lifetime value of complex assets critical to the company's business. Using this solution, customers can increase their return on asset investment while decreasing their operating costs, including greater work force efficiency, inventory/material optimization and lower supplier transaction costs. Maximo Enterprise supports the six critical business processes that allow customers to better align asset and service management with business objectives: asset management, work management, service management, contracts management, materials management and procurement management capabilities. Maximo Enterprise provides these capabilities for production, facilities and transportation assets.

MAXIMO ITSM

Maximo ITSM (IT Service Management) solutions is an integrated group of comprehensive solutions that allows users to effectively track and manage IT assets, resources, changes and service levels using ITIL best practices. This solution set facilitates more effective IT planning, helps customers reduce the costs associated with purchasing and maintaining assets, and mitigates the risk of compliance with software and warranty contracts.

Maximo ITSM, as well as the entire Maximo Enterprise Suite, is built with an asset repository, also known as a configuration management database (CMDB), common across the entire product family.

Maximo Discovery provides a comprehensive view of all network hardware and software including PCs, servers and network devices, and detects the physical location of the assets. It is a fast, accurate and easy to deploy auto-discovery tool.

Maximo IT Asset Management (ITAM) provides customers with the information required to track and manage IT assets efficiently through their entire life cycle. The solution aggregates the data used to manage the inventory, financial and contract management of IT assets, allowing reconciliation between authorized and deployed assets.

MAXIMO SERVICE DESK

Maximo Service Desk is an enterprise service management solution ready to help companies create service efficiencies, reduce service outages and streamline service desk operations. Maximo Service Desk provides users with the ability to create, manage and monitor Service Level Agreements (SLAs) with features like notifications, escalations and a Key Performance Indicator (KPI) dashboard. Maximo Service Desk also supports and enables the major Service Support functions according to IT Infrastructure Library (ITIL), including advanced processes such as incident, problem, change, configuration and release managment.

MAXIMO OPTIONS

A variety of options can be added on to expand the capabilities of MXES, including the following: Maximo Calibration, Maximo Change Manager, Maximo Contract & Procurement Manager, Maximo Incident & Problem Manager, Maximo Integration Products, Maximo Mobile Manager, Maximo Navigator, Maximo Project Manager and Maximo SLA Manager.

ONLINE COMMERCE SERVICES (OCS)

Maximo OCS is a suite of hosted technologies and applications that enable Maximo and other purchasing systems (such as those offered by SAP AG, Ariba, Oracle Corporation and others) to view supplier catalogs, procure electronically, receive acknowledgements, view real-time price and stock availability, and check orders online. This service also provides suppliers with the capabilities to host an on-line searchable electronic catalog, and with the tools for the management, customization and publication of electronic catalog content. Our customers have the ability to provide a Web storefront with comparison tools, shopping cart, transaction processing and payment processing. OCS also provides suppliers with the capability to provide real-time pricing and availability to buyers as well as real-time transaction processing by integrating with the suppliers' "back-end" ERP systems.

PRODUCT ARCHITECTURE

Maximo components are built on Sun Microsystem's Java technology, specifically the Java 2 Platform, Enterprise Edition ("J2EE"), to take full advantage of today's enterprise environment. J2EE defines a standard for developing multi-tier enterprise applications. J2EE simplifies enterprise applications by basing them on standardized, modular components, by providing a complete set of services to those components, and by handling many details of application behavior automatically. Maximo is the first and most comprehensive J2EE asset management solution to be developed and commercially deployed on a standards-based, pure-Internet architecture. Maximo, with its depth of functionality and industry-leading architecture, was designed with global organizations in mind.

J2EE provides application portability, scalability, inter-operability and security models for Internet applications. For example, it has an extensive library of routines for Internet protocols like HTTP and FTP. This makes creating and managing network connections much easier, enabling applications to open and access objects across the Internet via URLs with the same ease as accessing a local file system. Also, because HTTP is a request-response protocol and individual requests are treated independently, an Internet application needs a mechanism for identifying a particular client and the state of any "conversation" it is having with that client. The Maximo Web servers and applications servers provide session management capabilities, and can easily manage session states for Internet-based connections.

Maximo's use of open standards supports a broad range of commercial server platforms, network operating systems and communications protocols. These open standards provide customers with the flexibility to match their computing resources to their needs, and facilitates tight integration to critical business systems. These standards also provide the ability to collaborate with virtually any procurement network, marketplace or on a one-on-one basis with suppliers.

Our OCS solutions use an Internet-oriented, scalable architecture to support a full Web browser-based environment. OCS allows real-time communications between buyers and suppliers based on XML standards. OCS applications are hosted by the Company at an outsourced hosting facility.

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

These products are based upon our extensive experience in providing integration with a number of major marketplaces and ERP systems such as those offered by SAP AG and Oracle Corporation. Our Maximo interoperability framework supports collaboration between Maximo and those enterprise business systems for which this requirement most frequently arises. This allows enterprises to focus on their operational procedures and provides them with the flexibility to choose which business system to use to manage specific business processes.

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

As of September 30, 2005, the Company employed a customer support staff of 101 employees operating out of the Company's corporate headquarters in Massachusetts and four international technical response centers located in the United Kingdom, Australia, Canada, and Brazil as well as in seven satellite support offices in China, Korea, Mexico, Japan, France, Italy and McLean, Virginia. Support services are provided on a seven-day week, 24-hour day basis using our support centers in United Kingdom, Australia, United States (Bedford, MA) and Canada.

Subscribers to the Company's annual support services are entitled to receive (i) customer service and technical support by telephone, fax, online via the Internet and electronic mail, (ii) a newsletter and periodic technical bulletins, (iii) an invitation to attend the Company's annual user group meeting, and (iv) periodic software updates and software upgrades. Support contracts are a stable source of recurring revenue.

The Company also provides premium support via resources dedicated to meeting the needs of our larger enterprise-wide clients. Premium Support is a fee-based service provided in addition to all of the standard support provided to all of our clients.

PROFESSIONAL AND EDUCATIONAL SERVICES

The Company offers services designed to assist customers in completing the process of successfully implementing the Company's business solutions and getting the most value from Maximo. As of September 30, 2005, the Company employed a consulting and training staff of 270 employees. The Company's international distributors also provide services within their geographic territories.

The Company provides consulting services to assist customers in planning and carrying out the implementation of the Company's solutions. In some cases, customers install and implement Maximo systems and perform any necessary modifications themselves with only limited assistance from the Company. In other cases, particularly where an integrated solution is required, the Company provides comprehensive implementation planning, project management, network communications and system integration services. The Company also contracts with third-party consultants as needed in order to augment its services offerings.

The Company conducts comprehensive training programs covering Company applications and concepts for its end-users and partners. Training is offered at the Company's headquarters in Massachusetts and at regional centers in California, Georgia, Virginia, Australia, France, Germany, Italy, Sweden, the United Kingdom and the Netherlands. The Company also offers on-site training classes at customer sites upon request, and Web-based training consisting of a series of self-paced lessons and virtual classroom training.

CUSTOMERS

The Company's customers operate in a broad range of vertical industries including: facility/property management, discrete and process manufacturing, public sector, oil and gas, transportation, aviation, utilities, financial services, consumer/retail, pharmaceutical, telecommunications, education, health care and professional services. The Company's products have been installed and are supported in all major markets worldwide. Local language support is provided in many of these markets.

SALES AND MARKETING

The Company markets its products in the United States through a combination of an internal marketing organization, a direct sales organization, and value-added resellers and distributors. As of September 30, 2005, we employed a marketing and direct sales organization of 119 employees operating out of our Massachusetts headquarters and sales offices in Georgia and Virginia. In addition, the Company markets its products outside the United States through an internal marketing organization, and a direct sales force of 105 employees operating from sales offices in Australia, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Mexico, the Netherlands, Singapore, Sweden, Thailand and the United Kingdom and through distributors and resellers in parts of Africa, Asia, Europe, the Middle East, Latin America. Approximately 41% of the Company's total revenues were derived from sales outside the United States for each of the fiscal years ended September 30 2005, 2004 and 2003. The United Kingdom represented approximately 15% of these international sales for each of the fiscal years ended September 30 2005, 2004, and 2003. Approximately 11% of the Company's total long-lived assets were located outside the United States for each of the fiscal years ended September 2005, 2004, and 2003.

The Company markets its products through advertising campaigns in national trade periodicals, direct and electronic mail, public relations activities, seminars and its Web site (http://www.mro.com). These efforts are supplemented by listings in relevant trade directories, exhibitions at trade shows and conference appearances. Initial leads are qualified by our tele-marketing operation before being turned over to either the direct sales force or tele-sales.

In certain situations, the Company uses resellers that are located around the world to supplement our direct sales force in territories where the Company does not have subsidiaries or a strong direct sales infrastructure.

The sales cycle for our products, from the initial sales presentation to the issuance of a purchase order, typically ranges from six to twelve months. The Company believes that customers generally choose the Company's products and services based on the features they provide and upon a preference for the product architecture, reduced implementation time, extensive domain expertise, deep functionality and ease of use, and the resulting low total cost of ownership and demonstrable return on investment.

Delivery lead times for the Company's products are short and, consequently, substantially all of the Company's software revenues in each quarter result from the orders received in the quarter. Accordingly, the Company only maintains a backlog for its consulting and training services and believes that its backlog at any point in time is not a reliable indicator of future sales and earnings.

STRATEGIC ALLIANCES

MRO Software's alliance program is designed to bring value to global companies through a collaboration with world-class product and service partners. Our alliance program enhances the Company's market reach and potential revenue streams while at the same time ensuring that exacting standards of quality are met in partnering engagements.

The Company works closely with major consultancies and systems integrators and has formed alliances with such firms as IBM Corporation, Science Applications International Corporation (SAIC), BearingPoint, Inc. and Accenture LLP. The Company also works closely with consulting and systems integration firms that offer deep domain expertise in very select core markets that complement ours. Examples would include CGI-AMS (part of CGI Group, Inc.) and EMA, Inc. In addition, the Company has partnerships with specific solution providers that offer a complementary solution to Maximo, such as Environmental Systems Research Institute, Inc. (ESRI), Intergraph Corporation, Meridium, Inc., Mobile Data Solutions, Inc., Kronos, Inc. and Primavera Systems, Inc.

The Company has also developed managed services, reseller and OEM relationships. We have agreements with partners such as ABB Service Worldwide (an affiliate of Asea Brown Boveri), SAIC, Accenture LLP, and others, who provide outsourced services offerings based on our products, or resell our products using their own sales resources. We market Syclo, LLC products as part of the Maximo Mobile solution, and we market Centennial Software, LLC products as part of Maximo Discovery.

The Company has licensing arrangements with companies that offer technology that enhances the performance of our solutions, broadens their applicability and or optimizes their functionality. The Company re-brands and sells some of its technology partners' products on an OEM basis, while products from other technology partners are either embedded in our solutions or offered as separate add-ons. We continuously monitor the marketplace for partners with leading edge technology conducive to the advancements that we have planned for our own products and services, and create new agreements as appropriate. Technology partners include: BEA Software, IBM Corporation, Oracle Corporation, Microsoft Corp., Sun Microsystems, Inc., Syclo LLC, Centennial Software, LLC and Actuate Corporation.

COMPETITION

The Company's suite of solutions has many diverse competitors offering a wide range of differing products, services and technologies. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. The current competitors include traditional Enterprise Resource Planning (ERP) providers such as SAP AG and Oracle Corporation. Our competitors also include niche providers such as Datastream Systems Inc. and Indus International that focus on segments of the EAM market. BMC Software, Computer Associates and Peregrine Systems (which has agreed to be acquired by Hewlett-Packard Company) are competitors that focus on the ITAM market. With the expansion into the IT Service Desk and IT Help Desk markets, the Company expects competition in these markets to include BMC Software, Computer Associates, and Hewlett-Packard Company.

PRODUCT DEVELOPMENT

The Company has made substantial investments in research and software product development. The Company's total product development expenses in fiscal years 2005, 2004 and 2003 were $29.6 million, $28.5 million and $26.5 million, respectively. As of September 30, 2005, the Company's research and development staff consisted of 235 employees. The Company's development organization is comprised of relatively small teams of senior level developers and engineers, who focus on different areas of development. The Company maintains development centers in Massachusetts, Florida, Michigan, Virginia, Canada and Brazil. We also utilize the services of offshore development resources provided by a company in India to supplement our development efforts.

In fiscal 2005, the Company focused its development efforts on the MXES product. We have also focused on developing Maximo Industry Solutions that meet the unique needs of different vertical industries by offering pre-configured, industry-specific, focused applications delivered on the Maximo technology platform. We will continue to develop enhancements to our Maximo products, as well as, to continue to research and investigate new technologies that would complement the Company's product strategies in the future.

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

The Company regards its software as proprietary and attempts to protect its rights with a combination of patent, trademark, copyright and employee and third-party non-disclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of the Company's products. While the Company's competitive position could conceivably be threatened by its inability to protect its proprietary information, the Company believes that patent, copyright and trademark protection are less important to the Company's success than other factors such as knowledge, ability and experience of the Company's personnel, and ongoing product development, support and innovation.

The Company's software products are usually licensed to customers under a perpetual, non-transferable, non-exclusive license that stipulates how many users may access the system. The Company relies on both "shrink wrap" or "click wrap" license agreements, and physically executed agreements. A shrink wrap license agreement is a printed license agreement included with packaged software that sets forth the terms and conditions under which the purchaser can use the product, and purports to bind the purchaser to such terms and conditions by its acceptance and purchase of the software. A click wrap license agreement is displayed to an end-user during the online registration and delivery process, and purports to bind the end-user to its terms and conditions when the end-user acknowledges and agrees to those terms and conditions via an interactive process. Certain provisions of the Company's shrink-wrap and click wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States.

PRODUCTION

The principal materials and components used in the Company's software products are CD-ROMs containing software and documentation, and occasionally hard copy installation guides. The Company occasionally uses third-party vendors to print user manuals, packaging and related materials. The majority of CD-ROM duplication is done by the Company's manufacturing and distribution facility located at our corporate headquarters. The Company also offers documentation to its customers via its secured, customer support Web site. To date, the Company has been able to obtain adequate supplies of all components and materials and has not experienced any material difficulties or delays in manufacture and assembly of its products or materials due to product defects.

EMPLOYEES

As of September 30, 2005, the Company had 924 full-time employees including sales, marketing and related functions, product research and development, customer support, training and consulting services, finance and administration, information technology, human resources, manufacturing and office services. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

ITEM 1A: RISK FACTORS

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

WE DEPEND SUBSTANTIALLY ON OUR MAXIMO EAM PRODUCT.

Most of our revenues are derived from the licensing of our Maximo EAM family of products and sales of related services and support. Our financial performance depends largely on continued market acceptance of these products. We believe that continued market acceptance and our revenue stability and growth will largely depend on our ability to continue to enhance and broaden the capabilities of these products. If we are unable to continue to enhance and improve Maximo EAM so that it delivers the capabilities required by existing and potential customers and remains competitive with other products in the market, our revenues, margins and results of operations and financial condition may be materially and adversely affected.

THE MARKET FOR OUR PRODUCTS ARE MATURE AND SATURATED AND MAY PRESENT LIMITED OPPORTUNITY FOR GROWTH, AND ARE CROWDED WITH LARGER COMPETITORS THAT MAY HAVE SIGNIFICANT ADVANTAGES.

Maximo has been the industry-leading plant floor capital asset maintenance product for a number of years, and we have acquired a large number of customers in this market. However, most large industrial organizations have made significant investments in systems that support the maintenance of their capital assets, and opportunities for new Maximo sales in the EAM market are in a state of continuous decline. In addition, our new ITAM and service desk products represent new entrants into mature markets that are currently served by larger competitors, and that are not growing.

      - The emergence and growth of the EAM, ITAM and service desk markets have attracted a large number of strong competitors, and most of the largest software companies that sell into complementary markets have developed competing EAM, ITAM or service desk products.

      - In the EAM market, large ERP vendors have developed products that compete with Maximo EAM and that are tightly integrated with the rest of their ERP product suites. In the ITAM and service desk markets, larger companies than ours have developed competing products that are delivered as part of a broader product offering. While our products may have technical or functional advantages over those of our competition, these companies are all larger than ours, they may have the ability to quickly eliminate our competitive advantages, and they are able to market their products as part of a larger solution and take advantage of customers' desire to consolidate their information technology (IT) systems onto fewer platforms.

It is likely that these markets will continue to mature, there will be fewer sales opportunities for the Company within the EAM market, and competitive forces will put downward pressure on our average sales prices and rates of success.

To be competitive in the EAM market, we have made significant investments in Maximo EAM to meet the needs of specific industries in which we have a presence, such as the nuclear energy, transportation, power generation, transmission and distribution, and other industries. We refer to these industry-specific Maximo offerings as "Industry Solutions." To address the ITAM and service desk markets, we have invested heavily in the development and release of MXES. While we continue to strengthen our Maximo EAM offering, and while we offer our products as an integrated suite that manages all of our customers' critical assets in a manner that none of our competitors are able, these efforts may not be sufficient to overcome the effects of maturity, saturation and intense competition in our markets, and our revenues, margins, results of operation and financial condition may be materially and adversely affected.

OUR EFFORTS TO REACH INTO NEW MARKETS WITH NEW PRODUCTS MAY NOT BE SUCCESSFUL.

Given the maturity and saturation of the traditional EAM market, in order to maintain revenues at their current levels and to grow our business, we have recently broadened our product offerings in order to develop additional sources of revenues, and we continue to do so. With the initial release of Maximo Enterprise Suite (MXES), in March 2005, we have delivered products that address the Help Desk and Service Desk markets, and these markets are new to us. We are planning significant enhancements to this initial release, and will continue to broaden this offering. Our continuing development of MXES and of our Maximo EAM Industry Solutions, and our ability to derive revenue and grow, is subject to the following risks, among others:

      - We may not be able to develop and market our new products on time, with acceptable quality or with functions and features that meet the requirements of customers in these markets.

      - The MXES products may not contain all of the functionality deemed necessary by prospective buyers in these markets, and certain of our competitors in these new markets also offer complementary and sometimes fully integrated products that we do not offer. It may take longer than we anticipate for us to establish our presence in new markets, develop a robust and dependable flow of sales opportunities and establish predictable closure rates and revenue streams.

      - It is possible that our sales, service or support personnel may not be adequately trained and/or staffed to sell, implement or support the new products. Newly developed products require a higher level of development, distribution and support expenditures in the early stages of their product life cycles.

      - In the event that our development efforts do not progress as intended, or if our new product releases or technologies are not successful in the markets they are intended to address, we may increase our rate of expenditure in this area over and above the level of investment experienced in the past or previously projected, which could have a material adverse affect on our results of operation or financial condition.

      - We may not derive revenues from MXES in proportion to our development investment and sales efforts, and those efforts may serve as a significant distraction from our efforts to maintain revenues at current levels in our traditional EAM market.

      - Our positioning of the combination of our traditional EAM products and our ITAM and service desk products in a single offering as a logical suite of products may not be accepted in the marketplace. As a result of this and other factors, we may not be able to benefit from the trend among customers to consolidate their IT systems, and we may not be successful in our attempts to "cross-sell" our new products into our existing accounts, or our traditional EAM products to customers primarily interested in our new products.

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

OUR SALES EFFORTS DEPEND IN PART ON STRATEGIC RELATIONSHIPS AND RESELLER ARRANGEMENTS WITH OTHER COMPANIES.

We have entered into strategic relationships with various larger companies, such as IBM, SAIC, BearingPoint and Accenture LLP. In order to generate revenue through these relationships, each party must coordinate with and support the other's sales and marketing efforts, and each party must make significant sales and marketing investments. Our ability to generate revenues through these relationships depends in large part upon the efforts of these other companies, which are outside of our control. The efforts of these companies may in turn be influenced by factors internal to these companies that impact their desire or ability to execute, by changes in their strategies, or by developments in their respective industries or markets, that we fail to anticipate.

In addition, we are renewing our focus on generating software license sales through value-added resellers, systems integrators and other indirect sales channels. The Company may have difficulty or we may experience delays in establishing the infrastructure necessary to initiate, maintain and support these channel relationships, and these relationships may either not materialize or they may fail to produce additional sales, at all or within the timeframe that we currently anticipate. To the extent that these channels are focused on our new product offerings, they are vulnerable to unknown problems with our new products or gaps in our new offerings. As a company we do not have experience in supporting channel relationships in this new market, and we may fail to develop the infrastructure or deliver the resources necessary to successfully support these new channel relationships. We may not derive revenues from in proportion to our investment in channel sales, and those efforts may serve as a significant distraction from our direct sales efforts.

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

WE FACE INTENSE COMPETITION IN THE MARKETS WE SERVE.

The markets for strategic asset management software such as Maximo EAM, Maximo ITAM and Maximo Enterprise Suite (MXES) are fragmented by geography, by market and industry segments, by hardware platform and by industry orientation, and are characterized by a large number of competitors including both independent software vendors and certain ERP vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. We also compete with integrated ERP systems, which include maintenance modules offered by several large vendors, such as SAP and Oracle. In the ITAM market we compete with companies such as Peregrine Systems (which has agreed to be acquired by Hewlett-Packard Company), Computer Associates and BMC Software. MXES will compete with all of these companies, and in the Help Desk and Service Desk markets MXES will compete with BMC Software (which recently acquired the Remedy help desk product) and Hewlett-Packard. Maximo also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.

Certain of our competitors have greater financial, marketing, service and support and technological resources than we do. To the extent that such competitors increase their focus on the asset maintenance, planning and cost systems markets, or on the industrial supply chain market, we could be at a competitive disadvantage.

Current or potential competitors may combine with each other or make strategic acquisitions, thereby increasing their ability to deliver products that better address the needs of our customers. There is no assurance that we will be able to compete successfully should this occur and this could have a material adverse effect on our financial condition and results of operations.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF OUR PORTFOLIO INVESTMENTS AND IN INTEREST RATES.

We invest a significant portion of our cash in marketable securities. These securities are classified as available-for-sale and are recorded at fair value on the consolidated balance sheet with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Economic downturns and other factors subject these securities to volatility in the market place. Any resulting decline in fair value of these investments could adversely affect our financial condition.

RECENTLY ISSUED REGULATIONS RELATED TO EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

We have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with MRO. The FASB issued changes to U.S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on July 1, 2005. This regulation could have a negative impact on our earnings. In addition, regulations of the Nasdaq National Market that require shareholder approval for all stock option plans, and regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

WE FACE COSTS AND RISKS ASSOCIATED WITH COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT.

We continue to evaluate our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur substantial expenses and management's time continues to be diverted which could adversely affect our financial results and the market price of our common stock.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases its corporate headquarters and its manufacturing and distribution facilities in Bedford, Massachusetts. The leased facility consists of approximately 115,000 square feet and the lease ends December 31, 2009. The average annual base rent is $1.0 million. Additionally, the Company estimates that its annual operating expenses under the recently renegotiated lease will be approximately $1.1 million, based on information currently available. The actual costs will depend on such factors as actual electricity usage, real estate taxes and operating costs. Under the terms of its lease, the Company has the ability to sublease the space. The Company leases additional offices in California, Florida, Georgia, Illinois, Kansas, Michigan, New Jersey, New York, Texas, and Virginia. The Company also leases offices for its international operations in, Australia, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Korea, Mexico, the Netherlands, Singapore, Sweden, Thailand and the United Kingdom.

We believe our facilities are adequate for our current and near-term needs and that we will be able to locate additional facilities as needed. See Note J "Commitments and Contingencies" for more information about our leases.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The company's common stock is traded on the NASDAQ National Market under the symbol MROI. As of December 12, 2005, there were approximately 115 holders of record of the company's common stock. Most of the Company's stock is held in street names through one or more nominees.

The following table sets forth the high and low per share sale prices of the Company's common stock, as reported on the NASDAQ National Market for each quarterly period within the two year period ended September 30, 2005.

 FISCAL 2005        HIGH       LOW
First Quarter    $   14.39    $   9.89
Second Quarter   $   14.70    $  11.53
Third Quarter    $   15.34    $  12.06
Fourth Quarter   $   17.09    $  14.10

 FISCAL 2004        HIGH       LOW
First Quarter    $   14.70    $  11.78
Second Quarter   $   18.15    $  10.93
Third Quarter    $   14.83    $  11.48
Fourth Quarter   $   13.61    $   8.70

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

                                FIVE-YEAR SUMMARY
                    CONSOLIDATED STATEMENT OF OPERATIONS DATA
                         FISCAL YEAR ENDED SEPTEMBER 30,

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         2005        2004        2003         2002        2001
                                                         ----        ----        ----         ----        ----
Revenues                                               $ 199,169   $ 185,689   $ 176,877   $ 171,881    $ 185,450
Income/(loss) from operations                             13,204      14,643       5,742     (15,319)     (20,755)
Net income/(loss)                                         13,595      10,340       4,870     (10,551)     (15,468)
Net income/(loss) per share, basic                          0.54        0.42        0.20       (0.46)       (0.70)
Net income/(loss) per share, diluted                        0.52        0.41        0.20       (0.46)       (0.70)
Shares used to calculate net income/(loss) per share
Basic                                                     25,280      24,795      24,429      23,171       22,148
Diluted                                                   25,901      25,273      24,647      23,171       22,148

                                FIVE-YEAR SUMMARY
                         CONSOLIDATED BALANCE SHEET DATA
                         FISCAL YEAR ENDED SEPTEMBER 30,

(IN THOUSANDS)

                                                     2005       2004       2003       2002       2001
                                                     ----       ----       ----       ----       ----
Cash, cash equivalents and marketable securities   $133,174   $108,407   $ 94,573   $ 67,815   $ 48,354
Working capital                                     110,637     78,161     53,391     58,893     51,471
Total assets                                        246,370    222,721    205,261    192,153    171,453
Long-term obligations                                 2,830      3,435      2,049      1,236      1,034
Total stockholders' equity                          181,706    161,135    146,512    138,020    123,353

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MRO Software, Inc. is the leading global provider of asset and service management solutions. In March 2005, we released our new generation of products, Maximo Enterprise Suite (MXES). MXES is a comprehensive suite of products all built on a single, common, web-architected platform. MXES combines enhanced Enterprise Asset Management (EAM) functionality with new service management capabilities that together improve the effectiveness of asset management strategies. MXES includes all the functionality required to provide IT Service Management (ITSM) capabilities which includes advanced IT Asset Management
(ITAM), service management, and a full-featured service desk, all based on the IT Infrastructure Library (ITIL) guidelines. The Company markets its MXES solution under several product names: Maximo and Maximo Enterprise for EAM applications, Maximo Discovery for autodiscovery of IT assets, Maximo IT Asset Management (ITAM) for advanced IT Asset Management (ITAM), and Maximo Service Desk, a full-featured service desk. Most products within MXES can each be implemented separately as a stand-alone solution, or they can readily be deployed together. MXES enables compliance with contracts, service level agreements, internal corporate standards, and government regulations. Our solutions enhance asset management and ensure service performance of production, facility, transportation and IT assets.

We report all our revenues in one reportable business segment. Our management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Our actual results are reported in United States dollars. International revenues accounted for 41% of total revenues for fiscal year 2005, and, therefore, the fluctuation in exchange rates can have a significant impact on our results of operations. In fiscal 2005, the fluctuation in the Euro dollar and the British pound, in particular, had a favorable impact on our revenue results. We assess the impact of foreign currency exchange rates on our business, primarily revenues, by recalculating the current period's financial results using the comparable period's exchange rates to devise a constant currency rate in order to compare period over period results. We believe that this non-GAAP financial measure provides useful information to management and investors since it reflects performance of our international territories without the effect of exchange rates. Total actual revenues increased 7% in fiscal 2005, as compared to fiscal 2004, however, in constant currency terms the increase is estimated to be 5%. The exchange rates had a similar impact on direct and operating expenses, and, therefore, the overall impact on net income was immaterial for fiscal 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies.

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

REVENUE RECOGNITION

SOFTWARE PRODUCTS

The Company primarily licenses its software products under noncancellable license agreements. Software license fee revenues are generally recognized upon contract execution and product shipment, provided that collection of the resulting receivable is deemed probable, the fees are fixed or determinable and no significant modification or customization of the software is required.

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

Revenue from products sold through indirect channels (resellers) is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectibility is probable and the fee is fixed or determinable and the reseller's obligation to pay us is not contingent upon resale of our product. Revenue is recorded net of any commissions or discounts payable to these resellers. Our resellers do not have any right of return beyond the standard 90-day performance warranty that runs concurrent with PCS.

SERVICES

Services revenues are comprised of consulting and training fees related to installation of the Company's software solutions, PCS contracts for software products, and subscription-based fees related to the Company's OCS business. Consulting and training services are generally recognized as the services are performed. PCS revenues are recognized ratably over the term of the agreement, generally one year. Customers typically subscribe to OCS on an annual basis and revenue is recorded as services revenue and recognized on a straight-line basis over the applicable subscription period.

Often our software is sold together with implementation consulting services that are sold separately under consulting contracts. We consider whether the services revenue can be recognized separately from the software revenue by analyzing the nature of the services (i.e., if the services are essential to the functionality of the software), the level of risk, availability of services from other vendors, acceptance criteria, milestone payments and fixed price terms. For those contracts that contain fixed price arrangements, if we can reliably estimate the hours required to complete the implementation services and if we have vendor-specific objective evidence (VSOE) for the fair value of the hourly rates for consultants, we recognize the software license fee separately from the services revenues. The services revenues are recognized as they are delivered and the related costs as they are incurred. If at any time we estimate that the costs to complete a project will exceed expected revenues, we accrue for estimated losses using cost estimates that are based on average fully burdened daily rates applicable to the consulting organization delivering the services. For those fixed price arrangements where we cannot reliably estimate the hours required to complete the implementation services and/or we do not have VSOE for the fair value of the hourly rates for consultants, the software license value is recognized together with the consulting services over the period the consulting services are provided.

MULTIPLE ELEMENT ARRANGEMENTS

The Company's multiple element arrangements could include the following three elements: (a) software license, (b) PCS, and (c) consulting, training and other services ("services"). Revenue is allocated to the elements of the arrangement based upon the VSOE of fair value of each element. The Company uses the residual method to recognize its software license revenue, because while we are able to determine the VSOE of fair value of PCS and services, we are unable to determine the fair value of software licenses. Under the residual method, the fair value of undelivered elements (PCS and/or services) is deferred and recognized when the PCS and/or services are delivered. The difference between the amount of the total arrangement and the amount attributable to the elements for which fair value is determinable (PCS and/or services) is recognized as software license revenue. VSOE is established for PCS and is based on the price of PCS when sold separately. The PCS renewal rate is a relatively consistent percentage of the stipulated software license fee, offered to all customers. VSOE for consulting services is based on fixed hourly rates set according to the skill level of the consultant required. VSOE for training services is based on an established per-student fee structure. For those multi-element arrangements where we cannot establish VSOE for the undelivered elements, the software license value is recognized together with the consulting services over the period the consulting services are provided. Contract accounting is applied to any arrangement that includes significant customization or modification of the software.

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

The Company maintains allowances for doubtful accounts, which reflect the Company's estimate of the amounts owed by customers that customers will be unable or otherwise fail to pay. The allowance for doubtful accounts is based on the Company's management assessment of the collectibility of customer accounts and factors such as historical experience, credit quality, age of the accounts receivable balance, and current economic conditions. Company management performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary. The Company believes that the current estimate of allowances for doubtful accounts recorded as of September 30, 2005 adequately covers any potential credit risks. However, if the financial condition of our customers deteriorates and their payment defaults exceed our estimates, then we may need to increase our allowance reserves, which will result in a charge to income in the period that the adjustment is made.

The Company did not record a provision for estimated sales returns. Based on our history of sales returns and an analysis of credit memos, we determined that a provision was not needed. If the historical data we used to calculate the basis for a provision does not properly reflect future returns, then a provision for returns will be recorded, and a charge to income will result in the period that such a determination is made.

INCOME TAXES

DEFERRED INCOME TAXES

The Company accounts for income taxes under the asset and liability approach for accounting and reporting for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes." The Company computes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, the expected tax benefit of operating loss carryforwards and the expected benefit of tax credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company continually assesses the realizability of its deferred tax asset. The deferred tax asset may be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that it is determined that our financial projections change and it becomes more likely than not that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such a determination is made. The net deferred tax asset amount as of September 30, 2005 is $8.4 million.

TAX CONTINGENCIES

Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies reflects assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that we have accrued. The Company's policy with regard to IRS examinations is to adjust any tax reserve balances as a result of any examination at the earlier of the date of IRS Joint Committee approval if any, or the expiration of the statute of limitations for the year examined.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                    YEAR ENDED SEPTEMBER 30,
                                    ------------------------
                                    2005      2004      2003
                                    ----      ----      ----
Revenues:
Software                             33%       28%       28%
Support and Services                 67        72        72
                                    ---       ---       ---

Total revenues                      100       100       100
Total cost of revenues               36        36        38
                                    ---       ---       ---

Gross profit                         64        64        62
                                    ---       ---       ---

Operating expense:
Sales and marketing                  32        30        33
Product development                  14        15        15
General and administration           10        10        10
Amortization of other intangibles     1         1         1
                                    ---       ---       ---

Total operating expenses:            57        56        59
                                    ---       ---       ---

Income from operations                7         8         3
Other income                          1         1         1
                                    ---       ---       ---

Income before income taxes            8         9         4
Provision for income taxes            1         3         1
                                    ---       ---       ---

Net income                            7%        6%        3%
                                    ---       ---       ---

REVENUES

Our revenues are derived primarily from two sources: (i) software licenses, and
(ii) fees for support and services.

                                Fiscal                Fiscal               Fiscal
                                 Year                  Year                 Year
                                Ended      Change     Ended     Change     Ended
(in thousands)                  9/30/05       %      9/30/04       %      9/30/03
----------------------------   ---------   ------   ---------   ------   ---------
Software licenses              $ 65,115     24%     $ 52,583      5%     $ 49,904
Percentage of total revenues         33%                  28%                  28%

Support revenues               $ 76,090      6%     $ 71,495     10%     $ 65,171
Percentage of total revenues         38%                  39%                  37%

Services revenues              $ 57,964     (6%)    $ 61,611     (1%)    $ 61,802
Percentage of total revenues         29%                  33%                  35%

Total revenues                 $199,169      7%     $185,689      5%     $176,877

FISCAL 2005 COMPARED TO FISCAL 2004: Software license revenues increased 24% in fiscal 2005 compared to fiscal 2004 and increased approximately 22% using constant currency rates. The increase in software license revenues was attributable to the successful penetration of our Maximo Industry Solutions, early success with our new MXES product which was released in March 2005, and an increase in our average selling price. The increase in our average selling price is attributable to ten large license sales over $1.0 million in fiscal 2005.

Support revenues increased 6% in fiscal 2005 compared to fiscal 2004 and increased approximately 4% using constant currency rates. Support revenues have increased as a result of a cumulative increase in the number of Maximo licenses and a strong renewal rate (90%) for support contracts.

Service revenues decreased 6% in fiscal 2005 compared to fiscal 2004 and decreased approximately 8% using constant currency rates. The decrease in service revenues was due primarily to the conclusion of a multi-year Maximo service engagement that had been generating $1 to $2 million of revenue per quarter for the previous two years. Overall, our services business operates in a highly competitive industry and there are numerous independent consulting firms including our alliance partners who implement our Maximo products and compete for our services business.

FISCAL 2004 COMPARED TO FISCAL 2003: Software license revenues increased 5% in fiscal 2004 compared to fiscal 2003 and increased approximately 1% using constant currency rates. The Company attributes the relatively flat overall software revenue in fiscal 2004 to the saturation of our traditional EAM market and long sales cycles for large multi-site, multi-user contracts. Maximo EAM software license revenues comprised 95% of total software revenues in fiscal 2004. Maximo EAM software license revenues increased 8% in fiscal 2004 compared to fiscal 2003, as a result of the release of our Maximo Industry Solutions which are targeted at specific vertical markets. ITAM software license revenues declined 30% in fiscal 2004 compared to fiscal 2003. Historically, ITAM software licenses have fluctuated from quarter to quarter.

Support revenues increased 10% in fiscal 2004 compared to fiscal 2003 and increased approximately 6% using constant currency rates. Support revenues have increased as a result of a cumulative increase in the number of Maximo EAM customers and a strong renewal rate (90%) for support contracts. Maximo EAM support revenues comprised 95% of total support revenues in fiscal 2004 and increased 11% in fiscal 2004 compared to fiscal 2003. ITAM support revenues decreased 3% in fiscal 2004 compared to fiscal 2003 due to termination of contracts without commensurate replacements from new customers.

Service revenues decreased 1% in fiscal 2004 compared to fiscal 2003 and decreased 5% using constant currency rates. The decrease in service revenues in fiscal 2004 as compared to fiscal 2003 was comprised of the following: (1) a decline of 40% in ITAM service revenues related to the decrease in software licenses sold and (2) a $1 million decline in service revenues as a result of the sale of our industrial data normalization services operations in the second quarter of fiscal 2003. These decreases were partially offset by a 5% increase in Maximo EAM services revenues. In constant currency terms, Maximo EAM service revenues were flat over the comparable period. Overall, our services business operates in a highly competitive industry and there are numerous independent consulting firms who implement Maximo and compete for our services business.

COST OF REVENUES

                                            Fiscal              Fiscal              Fiscal
                                             Year                Year                Year
                                             Ended    Change     Ended    Change     Ended
(in thousands)                              9/30/05      %      9/30/04      %      9/30/03
----------------------------------------   --------   ------   --------   ------   --------
Cost of software licenses                  $ 7,131     (1%)    $ 7,143     (14)%   $ 8,314
Percentage of software licenses Revenues        11%                 14%                 17%

Cost of support revenues                   $12,295     12%     $10,975       4%    $10,525
Percentage of support revenues                  16%                 15%                 16%

Cost of services revenues                  $53,413      9%     $49,169       2%    $48,093
Percentage of services revenues                 92%                 80%                 78%

Total cost of revenues                     $72,839      8%     $67,287       1%    $66,932
Percentage of total revenues                    36%                 36%                 38%

FISCAL 2005 COMPARED TO FISCAL 2004: Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping and amortization of acquired technology. The 1% decrease in the cost of software license revenues in fiscal 2005 compared to fiscal 2004 was primarily due to a decrease in amortization of acquired technology due to the completion of amortization of fully amortized assets. Amortization of acquired technology was $2.1 million and $2.4 million for fiscal 2005 and 2004, respectively. Partially offsetting this decrease was an increase of $175 thousand in royalties paid to vendors of third-party software and an increase of $150 thousand in purchases of third-party software related to our Maximo Mobile Suite product.

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third-party consultants and costs of operating our OCS business. Cost of support revenues increased 12% in fiscal 2005 compared to fiscal 2004. The increase was primarily attributable to an increase in renewals of third-party support contracts related to the Maximo Mobile Suite product, general increases in salaries and related benefits, acceleration of unvested employee stock options, and an increase in facilities cost due to a lease provision related to our UK facility. Partially offsetting these increases was a decrease in general operating expenses. Cost of support revenues, as a percentage of total support revenues, was 16% and 15% for fiscal 2005 and 2004, respectively.

Cost of service revenues increased 9% in fiscal 2005 compared to fiscal 2004. Cost of service revenues, as a percentage of total service revenues was 92% and 80% for fiscal 2005 and 2004, respectively. The increase was attributable to an increase in service incentives, an increase in the utilization of third-party consultants implementing our products, salaries and related benefits, acceleration of unvested employee stock options, travel and entertainment expenses related to worldwide professional services meetings, and an increase in facilities cost due to a lease provision related to our UK facility, partially offset by a decrease in reimbursable expenses.

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

Cost of support and services consists primarily of personnel costs for employees and the related costs of benefits and facilities, costs for utilization of third party consultants, and costs of operating our OCS business. Cost of support revenues increased 4% in fiscal 2004 compared to fiscal 2003. The increase in fiscal 2004 was primarily attributable to general increases in salaries and related benefits and operating expenses needed to support all of our product lines. Cost of support revenues, as a percentage of total support revenues was 15% and 16% for fiscal 2004 and 2003, respectively.

Cost of service revenues increased 2% in fiscal 2004 compared to fiscal 2003. Cost of service revenues, as a percentage of total service revenues was 80% and 78% for fiscal 2004 and fiscal 2003, respectively. The increase in fiscal 2004 as compared to fiscal 2003 was attributable to an increase in the utilization of third-party consultants to implement our products, an increase in salaries and related benefits and an increase in service incentives due to additional headcount. These increases were partially offset by a decrease in travel and entertainment expenses.

OPERATING EXPENSES

                                     Fiscal              Fiscal              Fiscal
                                      Year                Year                Year
                                      Ended    Change     Ended    Change     Ended
(in thousands)                       9/30/05      %      9/30/04      %      9/30/03
---------------------------------   --------   ------   --------   ------   --------
Sales and marketing                 $63,078      11%    $56,762      (4)%   $59,117
Percentage of total revenues             32%                 30%                 33%

Product development                 $29,614       4%    $28,492       8 %   $26,476
Percentage of total revenues             14%                 15%                 15%

General and administrative          $20,087      13%    $17,839       1 %   $17,702
Percentage of total revenues             10%                 10%                 10%

Amortization of other intangibles   $   347     (48%)   $   666     (27)%   $   908
Percentage of total revenues              1%                  1%                  1%

FISCAL 2005 COMPARED TO 2004: Sales and marketing expenses increased 11% in fiscal 2005 as compared to fiscal 2004. The increase was primarily attributable to an increase in sales commissions due to an increase in software license sales and accelerated commission rates, a general increase in salaries and related benefits, acceleration of unvested employee stock options, travel and entertainment expenses, and advertising expenses to market new products (MXES).

Product development expenses increased 4% in fiscal 2005 as compared to fiscal 2004. The increases were due to an increase in salaries and related benefits due to an increase in head count, an increase in expenditures for translation of our products in various languages, and acceleration of unvested employee stock options.

General and administrative expenses increased 13% in fiscal 2005 as compared to fiscal 2004. General and administrative costs have mainly increased due to the costs for the assessment of internal controls in order to comply with the Sarbanes Oxley Act of 2002. This includes external consultants and increased audit and legal fees. General and administrative expenses, as a percentage of total revenues, was 10% for both the fiscal year ended 2005 and 2004, respectively.

The decrease in amortization of other intangibles expense in fiscal 2005 as compared to fiscal 2004, respectively, was due to cessation of amortization for fully amortized assets.

FISCAL 2004 COMPARED TO 2003: Sales and marketing expenses decreased 4% in fiscal 2004 compared to fiscal 2003. The decrease was primarily attributable to a decrease in salaries and related benefits due to a reduced number of sales and marketing personnel and a decrease in advertising expenses. The decrease was partially offset by an increase in sales commissions due to increases in software license sales and a more favorable sales commission policy for fiscal 2004 and an increase in travel and entertainment expenses.

Product development expenses increased 8% in fiscal 2004 compared to fiscal 2003. The increase was primarily attributable to increases in product development salaries and related benefits and increases in the costs to translate our products into foreign languages. The Company has focused the majority of its development on a new generation of products, MXES.

General and administrative expenses increased 1% in fiscal 2004 compared to fiscal 2003. The increase was primarily attributable to an increase in salaries and related benefits, property and business taxes, and insurance premiums. These increases were offset by a decrease in U.S. bad debt reserves.

The decrease in amortization of other intangibles expense in fiscal 2004 as compared to fiscal 2003 was due to several assets becoming fully amortized during the first three quarters of fiscal 2004.

NON-OPERATING EXPENSES

                               Fiscal             Fiscal             Fiscal
                                Year               Year               Year
                                Ended    Change    Ended    Change    Ended
(in thousands)                 9/30/05      %     9/30/04      %     9/30/03
----------------------------   -------   ------   -------   ------   -------
Interest income                $2,956     135 %   $1,258      55%    $  811
Other (expense)/ income, net   $ (355)   (602)%   $    6     (99%)   $1,161

FISCAL 2005 AS COMPARED TO 2004: Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. We invest a large portion of our cash in marketable securities such as United States treasury and treasury-backed instruments and highly rated conservative corporate bonds. We were able to earn more income in fiscal 2005 as compared to fiscal 2004 because we invested more cash into higher yielding securities, mostly higher yielding U.S. bonds. The change in other expense was primarily due to non-operating costs associated with MRO World held in July 2005. Partially offsetting this was a swing in foreign currency transaction gains and losses. We reported net currency transaction losses of $93 thousand in fiscal 2005 and $506 thousand in fiscal 2004. We did not enter into any foreign exchange contracts during fiscal 2005 or 2004. Transaction gains and losses are primarily attributable to settlement of foreign intercompany account balances. Also, in fiscal 2004, the Company recorded an additional $452 thousand in other income related to the sale of its industrial data normalization services operations that was not repeated in fiscal 2005.

FISCAL 2004 AS COMPARED TO 2003: Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. The Company invests a large portion of its cash in marketable securities such as United States treasury and treasury-backed instruments, municipal bonds and highly rated conservative corporate bonds. We were able to earn more income in fiscal 2004 as compared to fiscal 2003 because we invested more cash into higher yielding securities because the overall U.S. bond market improved over the previous comparable period. The change in other income was primarily due to a swing in foreign currency transaction gains and losses. The Company reported net currency transaction losses of $506 thousand in fiscal 2004 compared to net currency transaction gains of $532 thousand in fiscal 2003. Also, in fiscal 2004, the Company recorded an additional $452 thousand in other income related to the sale of its industrial data normalization services operations.

INCOME TAXES

Our effective tax rate was 14% for fiscal 2005. The tax provision was calculated on income generated in domestic and foreign tax jurisdictions and on changes in our net deferred tax assets and liabilities. In accordance with its policy on tax examinations, the Company released a $3.4 million tax reserve during the fourth quarter of fiscal 2005 upon notification of approval from the IRS Joint Committee for a tax audit. Absent the impact of this tax reserve adjustment, the effective tax rate for fiscal 2005 would have been 35.5%. Also, in fiscal 2005, the Company reversed valuation allowances previously maintained with respect to net operating losses acquired from the acquisition of Applied Image Technology, Inc. and various state net operating loss carryforwards. A portion ($431 thousand) of the reversal of the valuation allowance related to the net operating losses acquired from Applied Image Technology, Inc. resulted in a reduction in the Company's goodwill balance. The reversal of the valuation allowance was based on the assessment that it is more likely than not that the loss carryforwards will be utilized by the Company due to favorable projections of future income.

Our effective tax rate was 35% for fiscal 2004 and 37% for fiscal 2003. The decrease in the effective tax rate in fiscal 2004 as compared to fiscal 2003 was primarily due to the reduction in non-deductible amortization and the utilization of state net operating losses and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had cash and cash equivalents of $120.3 million and marketable securities of $12.9 million. The Company's working capital was $110.6 million.

Cash provided by operations was $22.6 million for the twelve months ended September 30, 2005 primarily attributable to income generated from operations.

Cash provided by investing activities was $35.8 million for the twelve months ended September 30, 2005, and was primarily provided by sales and maturities of marketable securities, offset by the purchase of marketable securities and capital expenditures.

Cash provided by financing activities was $5.5 million for the twelve months ended September 30, 2005 and represents proceeds from our employee stock option and stock purchase plans.

As of September 30, 2005, the Company's principal commitments consist primarily of office space and equipment operating leases for its U.S. and European headquarters. Our corporate headquarters are under a lease through December 31, 2009. We have entered into sub-lease agreements for our UK facility through May 2010. We lease our other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019.

The Company leases its office facilities under operating lease agreements that expire at various dates through June 30, 2019. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense under these leases was $6.5 million (net of sublease income), $6.9 million, and $6.2 million for fiscal 2005, 2004 and 2003, respectively.

The following table summarizes our contractual obligations as of September 30, 2005. The contractual obligations are primarily related to office leases, equipment leases and contracts for hosting our financial applications.

                             PAYMENTS DUE BY PERIOD

    CONTRACTUAL                   LESS THAN     1-3       3-5     MORE THAN 5
    OBLIGATIONS          TOTAL     1 YEAR      YEARS     YEARS       YEARS
---------------------   -------   ---------   -------   -------   -----------
(in thousands)
Operating leases:

Lease premises          $31,353    $ 4,745    $ 6,092   $ 4,869     $15,647
Equipment/Automobiles     1,853      1,067        748        38          --

Purchase obligations      5,737      2,999      2,738        --          --
                        -------    -------    -------   -------     -------
Total                   $38,943    $ 8,811    $ 9,578   $ 4,907     $15,647
                        -------    -------    -------   -------     -------

We may use a portion of our cash to acquire additional businesses, products or technologies complementary to our business. We also plan to make investments over the next year in our products and technology.

We expect that our cash flow from operations, together with our current cash and marketable securities, will be sufficient to meet our working capital and capital expenditure requirements through at least September 30, 2006. Our liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through cash flow from operations, leaving our cash reserves available for acquisitions, other investments and unanticipated expenditures. We have no long-term debt obligations. The factors that might impact our cash flows include those that might impact our business and operations generally, as described below under the heading "Risk Factors."

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of FAS 154 will have a material impact on its consolidated results of operations.

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

In December 2004, the FASB issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)). FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, (including assumptions such as expected volatility and expected term), classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis, and several other issues. FAS 123(R) is effective for the first interim reporting period of the first fiscal year beginning after June 12, 2005. The new standard will require the Company to expense stock options beginning in the first quarter of fiscal 2006. The Company accelerated all outstanding unvested options as of September 30, 2005. We will not have any significant stock option related compensation charges until additional options are granted.

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

The American Jobs Creation Act

In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales. The Company continues to evaluate the guidance provided under the qualified domestic production activity and anticipates that it will qualify for the incentive.

The AJCA also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is currently evaluating the AJCA and are not yet in a position to decide whether, or to what extent, it may repatriate foreign earnings to the U.S. and will make a final determination by the end of fiscal 2006. The amount of income tax we would incur should we repatriate some level of earnings cannot be reasonably estimated at this time.

In December 2004, the FASB issued two Staff Positions, "FSP FAS 109-1" and "FSP FAS 109-2", in response to the AJCA. Under FSP FAS 109-1, the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FAS 109. Under FSP FAS 109-2, the FASB addressed the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit upon the repatriation of foreign earnings. The adoptions of FSP FAS 109-1 and FSP FAS 109-2 did not have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is the effect of fluctuations in interest rates earned on our cash equivalents and marketable securities and exposures to foreign currency exchange rate fluctuations.

At September 30, 2005, we held $133.2 million in cash equivalents and marketable securities consisting of taxable and tax exempt municipal securities. Interest rate movements affect the interest income we earn. We place our investments with high quality issuers and limits risk by purchasing only investment-grade securities. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.

We develop our products in the United States and market them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of September 30, 2005, we did not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain unaudited quarterly financial information for our last eight quarters. The unaudited interim consolidated financial information contained herein has been prepared on the same basis as the audited consolidated financial statements.

The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

(in thousands except per share amounts)

                                                                                     YEAR
                                       DEC. 31,   MAR. 31,   JUNE 30,   SEP. 30,     ENDED
          2005 QUARTER ENDED             2004       2005       2005       2005       2005
          ------------------           --------   --------   --------   --------   --------
Total Revenue                          $ 47,356   $ 43,179   $ 53,230   $ 55,404   $199,169

Gross Profit                             30,461     25,660     34,181     36,028    126,330
Income from operations                    3,880        801      5,651      2,872     13,204
Income before income taxes                4,921        949      6,351      3,584     15,805
Provision/(benefit) for income taxes      1,758        330      2,289     (2,167)A    2,210
Net income                                3,163        619      4,062      5,751     13,595

Net income per share, basic            $   0.13   $   0.02   $   0.16   $   0.23   $   0.54
Net income per share, diluted          $   0.12   $   0.02   $   0.16   $   0.22   $   0.52

Footnote A: The Company released a $3.4 million tax reserve upon notification of approval from the IRS Joint Committee for a tax audit.

                                                                              YEAR
                                DEC. 31,   MAR. 31,   JUNE 30,   SEP. 30,    ENDED
      2004 QUARTER ENDED          2003       2004       2004       2004       2004
      ------------------        --------   --------   --------   --------   --------
Total Revenue                   $ 44,902   $ 44,622   $ 46,300   $ 49,865   $185,689

Gross Profit                      28,317     27,320     29,758     33,007    118,402
Income from operations             2,931      1,795      4,371      5,546     14,643
Income before income taxes         2,695      2,152      4,719      6,341     15,907
Provision for income taxes           943        753      1,631      2,240      5,567
Net income                         1,752      1,399      3,088      4,101     10,340

Net income per share, basic     $   0.07   $   0.06   $   0.12   $   0.16   $   0.42
Net income per share, diluted   $   0.07   $   0.05   $   0.12   $   0.16   $   0.41

The financial statements and schedules filed as part of this Report are listed in the following Index to Financial Statement and Schedules.

      1.    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            The following financial statements are filed as part of this Report:

                                                                                                PAGE
                                                                                                ----
Report of Independent Registered Public Accounting Firm                                          31
Consolidated Balance Sheets September 30, 2005 and 2004                                          33
Consolidated Statements of Operations Years Ended September 30, 2005, 2004 and 2003              34
Consolidated Statements of Cash Flows Years Ended September 30, 2005, 2004 and 2003              35
Consolidated Statements of Stockholders' Equity Years Ended September 30, 2005, 2004 and 2003    36
Notes to Consolidated Financial Statements                                                       37

      2.    INDEX TO FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial
      Statements:

SCHEDULE                                PAGE
--------                                ----
II Valuation and Qualifying Accounts     56

      All other schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the consolidated Financial Statements or Notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF MRO SOFTWARE, INC.:

We have completed an integrated audit of MRO Software, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index presents fairly, in all material respects, the financial position of MRO Software, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Boston, Massachusetts
December 14, 2005

                               MRO SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                2005           2004
  (in thousands)                                           -------------   -------------
                          ASSETS
Current assets:
  Cash and cash equivalents                                  $ 120,301       $  56,982
  Marketable securities                                          5,130          36,152
  Accounts receivable, trade, less allowance
   for doubtful accounts of $1,445 at September 30, 2005
   and $2,324 at September 30, 2004, respectively               40,362          36,636
  Prepaid expenses and other current assets                      4,715           5,072
  Deferred income taxes                                          1,963           1,470
                                                             ---------       ---------
    Total current assets                                       172,471         136,312
                                                             ---------       ---------

Marketable securities                                            7,743          15,273
Property and equipment, net                                      7,210           7,227
Goodwill                                                        46,337          46,768
Intangible assets, net                                           3,118           5,541
Deferred income taxes                                            6,412           7,611
Other assets                                                     3,079           3,989
                                                             ---------       ---------
    Total assets                                             $ 246,370       $ 222,721
                                                             =========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                       $  15,481       $  12,871
 Accrued compensation                                           12,805          10,142
 Income taxes payable                                            1,467           5,473
 Deferred revenue                                               31,718          29,373
 Deferred lease obligation                                         363             292
                                                             ---------       ---------
    Total current liabilities                                   61,834          58,151
                                                             ---------       ---------

Deferred lease obligation                                        2,013           2,210
Deferred revenue                                                   577             900
Other long term liabilities                                        240             325

Commitments and contingencies (Note J)

Stockholders' equity
Preferred stock, $.01 par value; 1,000 authorized,
 none issued and outstanding
Common stock, $.01 par value; 50,000 authorized;
 25,738 and 24,983 issued and outstanding at
 September 30, 2005 and 2004, respectively                         257             250
Additional paid-in capital                                     128,180         118,903
Deferred compensation                                           (2,420)           (370)
Retained earnings                                               55,098          41,503
Accumulated other comprehensive income                             591             849
                                                             ---------       ---------
    Total stockholders' equity                                 181,706         161,135
                                                             ---------       ---------

    Total liabilities and stockholders' equity               $ 246,370       $ 222,721
                                                             =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED SEPTEMBER 30,
                                                       ----------------------------------
                                                          2005        2004        2003
(in thousands, except per share data)                  ----------   ---------   ---------
Revenues:
    Software                                           $  65,115    $  52,583   $  49,904
    Support and services                                 134,054      133,106     126,973
                                                       ---------    ---------   ---------
               Total revenues                            199,169      185,689     176,877
                                                       ---------    ---------   ---------

Cost of revenues:
    Software                                               7,131        7,143       8,314
    Support and services                                  65,708       60,144      58,618
                                                       ---------    ---------   ---------
               Total cost of revenues                     72,839       67,287      66,932
                                                       ---------    ---------   ---------

Gross profit                                             126,330      118,402     109,945

Operating expenses:
    Sales and marketing                                   63,078       56,762      59,117
    Product development                                   29,614       28,492      26,476
    General and administrative                            20,087       17,839      17,702
    Amortization of other intangibles                        347          666         908
                                                       ---------    ---------   ---------
               Total operating expenses                  113,126      103,759     104,203
                                                       ---------    ---------   ---------

Income from operations                                    13,204       14,643       5,742

    Interest income                                        2,956        1,258         811
    Other (expense)/income, net                             (355)           6       1,161
                                                       ---------    ---------   ---------

Income before income taxes                                15,805       15,907       7,714

Provision for income taxes                                 2,210        5,567       2,844
                                                       ---------    ---------   ---------

Net income                                             $  13,595    $  10,340   $   4,870
                                                       =========    =========   =========

Net income per share, basic                            $    0.54    $    0.42   $    0.20
                                                       ---------    ---------   ---------
Net income per share, diluted                          $    0.52    $    0.41   $    0.20
                                                       ---------    ---------   ---------

Shares used to calculate net income/(loss) per share
    Basic                                                 25,280       24,795      24,429
    Diluted                                               25,901       25,273      24,647

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED SEPTEMBER 30,
                                                             ------------------------------------
(in thousands)                                                 2005          2004         2003
                                                             ----------   ----------   ----------

Cash flows from operating activities:
   Net income                                                $  13,595    $  10,340    $   4,870
   Adjustments to reconcile net income to net
        cash provided by operating activities:
    Depreciation                                                 3,029        4,933        4,480
    Amortization of other intangibles                            2,422        3,070        4,284
    Gain on sale of services operation                              --         (452)        (407)
    Disposal of equipment                                          243           --           28
    Amortization of (discount)/ premium on marketable
     securities                                                   (276)         108           --
    Stock-based compensation                                     1,290          214          171
    Tax benefit on exercise of employee stock purchases            345          341           92
    Deferred income taxes                                        1,439        2,137          309
    Changes in operating assets and liabilities,
        net of effect of acquisitions:
       Accounts receivable                                      (3,831)      (6,932)       7,863
       Prepaid expenses and other assets                         1,268          773          207
       Accounts payable, accrued expenses and other
        liabilities                                              2,488       (3,275)      (1,910)
       Accrued compensation                                      2,767        1,585       (1,025)
       Income taxes payable                                     (4,298)         734        5,958
       Deferred revenue                                          2,078         (411)       1,193
                                                             ---------    ---------    ---------
Net cash provided by operating activities                       22,559       13,165       26,113
                                                             ---------    ---------    ---------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                 --         (605)          --
   Proceeds from sale of services operation                         --        1,300           --
   Acquisitions of property and equipment and other
    capital expenditures                                        (3,231)      (3,943)      (2,661)
   Purchases of marketable securities                         (340,939)     (58,956)     (40,406)
   Sales of marketable securities                              379,972       28,307       19,900
                                                             ---------    ---------    ---------
Net cash provided by/(used in) investing activities             35,802      (33,897)     (23,167)
                                                             ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from exercise of employee stock options
   and stock purchases                                           5,456        3,188        2,011
                                                             ---------    ---------    ---------
Net cash provided by financing activities                        5,456        3,188        2,011
                                                             ---------    ---------    ---------

Effect of exchange rate changes on cash                           (498)         864        1,390
                                                             ---------    ---------    ---------
Net increase/(decrease) in cash and cash equivalents            63,319      (16,680)       6,347

Cash and cash equivalents, beginning of year                    56,982       73,662       67,315
                                                             ---------    ---------    ---------
Cash and cash equivalents, end of year                       $ 120,301    $  56,982    $  73,662
                                                             =========    =========    =========

Supplemental disclosure on noncash financing activities:
  Restricted stock awards                                    $     452    $     214    $     171
  Acceleration of stock option grants                              838           --           --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               MRO SOFTWARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock                                       Accumulated
                                 -------------  Additional                              Other          Total
                                 Shares   Par    Paid-in      Deferred    Retained  Comprehensive  Stockholders'  Comprehensive
(in thousands)                   Issued  Value   Capital    Compensation  Earnings  Income/(loss)     Equity      Income/(loss)
-------------------------------  -------------  ----------  ------------  --------  -------------  -------------  -------------
  Balance at September 30, 2002  24,267  $ 243  $112,700      $  (176)    $ 26,293     $(1,040)      $138,020

  Stock options exercised and
   related tax benefit,
   employee stock purchases         284      3     2,100                                                2,103
  Deferred compensation,
   related to common stock
   grants                            25              293         (293)                                     --
  Stock-based compensation                                        171                                     171

  Net income                                                                 4,870                      4,870     $    4,870
  Translation adjustment                                                                 1,445          1,445          1,445
  Net unrealized loss on
   marketable securities, net
   of tax                                                                                  (97)           (97)           (97)
                                                                                                                  ----------
  Comprehensive income                                                                                            $    6,218
                                                                                                                  ----------
-------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2003  24,576  $ 246  $115,093      $  (298)    $ 31,163     $   308       $146,512

  Stock options exercised and
   related tax benefit,
   employee stock purchases         383      4     3,524                                                3,528
  Deferred compensation,
   related to common stock
   grants                            24              286         (286)                                     --
  Stock-based compensation                                        214                                     214

  Net income                                                                10,340                     10,340     $   10,340
  Translation adjustment                                                                   624            624            624
  Net unrealized loss on
   marketable securities, net
   of tax                                                                                  (83)           (83)           (83)
                                                                                                                  ----------
  Comprehensive income                                                                                            $   10,881
                                                                                                                  ----------
-------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2004  24,983  $ 250  $118,903      $  (370)    $ 41,503     $   849       $161,135

  Stock options exercised and
   related tax benefit,
   employee stock purchases         558      5     5,796                                                5,801
  Deferred compensation,
   related to common stock
   grants                           185      2     2,500       (2,502)                                     --
  Stock-based compensation           12              143          452                                     595
  Stock option acceleration                          838                                                  838

  Net income                                                                13,595                     13,595     $   13,595
  Translation adjustment                                                                  (199)          (199)          (199)
  Net unrealized loss on
   marketable securities, net
   of tax                                                                                  (59)           (59)           (59)
                                                                                                                  ----------
  Comprehensive income                                                                                            $   13,337
                                                                                                                  ----------
-------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2005  25,738  $ 257  $128,180      $(2,420)    $ 55,098     $   591       $181,706
-------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements.

                               MRO SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

The Company develops, markets, sells and distributes asset and service management solutions used by businesses, government agencies and other organizations to manage their high-value capital assets, such as plants, facilities, transportation, production equipment and IT assets. The Company's integrated suite of applications optimizes performance, improves productivity and service levels and enables asset-related sourcing and procurement across the entire spectrum of our customers' strategic assets.

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

FOREIGN CURRENCY

Assets and liabilities are translated at current exchange rates at the balance sheet dates. The translation adjustments made on translation of the balance sheet are recorded as a separate component of stockholders' equity. Revenues and expenses are translated into U.S. dollars at average exchange rates. Foreign currency transaction gains and losses are included in determining net income. The Company recorded a foreign currency translation net loss of $93 thousand, a net loss of $506 thousand, and a net gain of $532 thousand for fiscal 2005, 2004, and 2003, respectively.

MARKETABLE SECURITIES

The Company's marketable securities are classified as available-for-sale and are stated at their fair value. All marketable securities are held in the Company's name and are held in custody with a major financial institution. The fair value of marketable securities was determined based on quoted market prices. Unrealized gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity and are included in other comprehensive income net of tax.

LONG-LIVED ASSETS

PROPERTY AND EQUIPMENT

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

GOODWILL

In accordance with the Statement of Financial Accounting Board ("SFAS") No. 141, "Business Combinations," the Company accounts for acquisitions under the purchase method of accounting. SFAS 142 requires that goodwill no longer be amortized, but instead, be tested annually for impairment or whenever events occur which may indicate possible impairment. The impairment analysis performed at September 30, 2005 concluded that no impairment of goodwill occurred.

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

RESEARCH AND DEVELOPMENT

Costs related to research, design and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Generally, our products are released soon after technological feasibility has been established. Costs eligible for capitalization under SFAS No. 86 were not significant to our consolidated financial statements and all software development costs have been expensed as incurred.

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

INCOME TAXES

The Company accounts for income taxes under the asset and liability approach for accounting and reporting for income taxes. The Company computes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. A valuation allowance is recorded to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. Any increase or decrease in a valuation allowance could have a material impact on our income tax provision and net income in the period in which the determination is made. The Company's policy with regard to IRS examinations is to adjust any tax reserve balances as a result of any examination at the earlier of the date of IRS Joint Committee approval if any, or the expiration of the statute of limitations for the year examined.

The Company has not provided for U.S. income tax on earnings of its foreign subsidiaries as it considers these earnings indefinately reinvested. At September 30, 2005, the undistributed earnings of foreign subsidiaries were $14.0 million.

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

Revenue from products sold through indirect channels (resellers) is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectibility is probable and the fee is fixed or determinable and the resellers obligation to pay us is not contingent upon resale of our product. Revenue is recorded net of any commissions or discounts. Our resellers do not have any right of return beyond the standard 90-day performance warranty that runs concurrent with PCS.

SERVICES

Services revenues are comprised of consulting and training fees related to installation of the Company's software solutions, PCS contracts for software products, and subscription-based fees related to the Company's Online Commerce Services (OCS) business. Consulting and training services are generally recognized as the services are performed. PCS revenues are recognized ratably over the term of the agreement, generally one year. Customers typically subscribe to OCS on an annual basis and revenue is recorded as services revenue and recognized on a straight-line basis over the applicable subscription period.

Often our software is sold together with implementation consulting services that are sold separately under consulting contracts. We consider whether the services revenue can be recognized separately from the software revenue by analyzing the nature of the services (i.e., if the services are essential to the functionality of the software), the level of risk, availability of services from other vendors, acceptance criteria, milestone payments and fixed price terms. For those contracts that contain fixed price arrangements, if we can reliably estimate the hours required to complete the implementation services and if we have vendor-specific objective evidence (VSOE) for the fair value of the hourly rates for consultants, we recognize the software license fee separately from the services revenues. The services revenues are recognized as they are delivered and the related costs as they are incurred. If at any time we estimate that the costs to complete a project will exceed expected revenues, we accrue for estimated losses using cost estimates that are based on average fully burdened daily rates applicable to the consulting organization delivering the services. For those fixed price arrangements where we cannot reliably estimate the hours required to complete the implementation services and/or we do not have VSOE for the fair value of the hourly rates for consultants, the software license value is recognized together with the consulting services over the period the consulting services are provided.

MULTIPLE ELEMENT ARRANGEMENTS

The Company's multiple element arrangements could include the following three elements: (a) software license, (b) PCS, and (c) consulting, training and other services (services). Revenue is allocated to the elements of the arrangement based upon the vendor-specific objective evidence (VSOE) of fair value of each element. The Company uses the residual method to recognize its software license revenue, because while we are able to determine the VSOE of fair value of PCS and services, we are unable to determine the fair value of software licenses. Under the residual method, the fair value of undelivered elements (PCS and/or services) is deferred and recognized when the PCS and/or services are delivered. The difference between the amount of the total arrangement and the amount attributable to the elements for which fair value is determinable (PCS and/or services) is recognized as software license revenue. VSOE is established for PCS and is based on the price of PCS when sold separately. The PCS renewal rate is a relatively consistent percentage of the stipulated software license fee, offered to all customers. VSOE for consulting services is based on fixed hourly rates set according to the skill level of the consultant required. VSOE for training services is based on an established per-student fee structure.

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

The Company maintains allowances for doubtful accounts, which reflect the Company's estimate of the amounts owed by customers that customers will be unable or otherwise fail to pay. The allowance for doubtful accounts is based on the Company's management assessment of the collectibility of customer accounts and factors such as historical experience, credit quality, age of the accounts receivable balance, and current economic conditions. Company management performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit when deemed necessary. The Company did not record a provision for estimated sales returns. Based on our history of sales returns and an analysis of credit memos, we determined that a provision was not needed.

DEFERRED REVENUE

Revenue on all software license transactions in which there are significant outstanding obligations is deferred and recognized once such obligations are fulfilled. Deferred revenue also includes maintenance contracts and OCS fees billed in advance.

ADVERTISING EXPENSE

The Company recognizes advertising expense as incurred. Advertising expense was approximately $3.5 million, $3.3 million, and $4.7 million for fiscal years 2005, 2004, and 2003, respectively.

STOCK-BASED COMPENSATION

The Company grants stock options to its employees. Such grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. SFAS No. 148 ("SFAS 148") amends SFAS No. 123 ("SFAS 123") to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings per share in annual and interim financial statements.

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

The fair value of the Company's stock options was estimated using the following weighted-average assumptions:

                           YEAR ENDED SEPTEMBER 30,
     STOCK OPTIONS         2005      2004     2003
     -------------         ----      ----     ----
Expected life (in years)   3.40      3.31     3.36
Volatility                   60%       75%      90%
Risk-free interest rate    3.59%     2.18%    2.36%
Dividend yield                0%        0%       0%

                               YEAR ENDED SEPTEMBER 30,
EMPLOYEE STOCK PURCHASE PLAN   2005      2004     2003
----------------------------   ----      ----     ----
Expected life (in years)       1.00      1.00     1.00
Volatility                       55%       55%      77%
Risk-free interest rate        1.94%     1.02%    1.58%
Dividend yield                    0%        0%       0%

Under SFAS 123, the weighted-average estimated fair value of options granted during fiscal 2005, 2004 and 2003 was $6.93, $6.70 and $7.36 per share, respectively.

PROFORMA INFORMATION

The Company complies with the pro forma disclosure requirements of SFAS 123 as amended by SFAS 148. The following table illustrates the effect on net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                        2005         2004        2003
(in thousands, except per share amounts)              ---------   ----------   ---------
Net income                                            $ 13,595    $  10,340    $  4,870
 As reported
 Add:  Stock-based employee compensation expense
  included in net income                                 1,290          214         171
 Deduct:  Stock-based employee compensation expense
  determined under the fair value based method for
  all awards, net of related tax effects              $(10,036)   $  (7,027)   $(10,751)
Pro forma net income/(loss)                           $  4,849    $   3,527    $ (5,710)
Earnings/(loss) per share:
  Basic - as reported                                 $   0.54    $    0.42    $   0.20
  Basic - pro forma                                   $   0.19    $    0.14    $  (0.23)
  Diluted - as reported                               $   0.52    $    0.41    $   0.20
  Diluted - pro forma                                 $   0.19    $    0.14    $  (0.23)

Compensation cost is reflected in net income for restricted stock awards to non-employee members of the Board of Directors in fiscal years 2004 and 2005. In fiscal year 2005, the Company recorded compensation cost in net income for restricted stock awards to non-employee members of the Board of Directors and certain executives of the Company. Compensation cost in fiscal year 2005 also included the charge related to the Company's acceleration of employee stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of FAS 154 will have a material impact on its consolidated results of operations.

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

In December 2004, the FASB issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)). FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, (including assumptions such as expected volatility and expected term), classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis, and several other issues. FAS 123(R) is effective for the first interim reporting period of the first fiscal year beginning after June 12, 2005. The new standard will require the Company to expense stock options beginning in the first quarter of fiscal 2006. The Company accelerated all outstanding unvested options as of September 30, 2005. We will not have any significant stock option related compensation charges until additional options are granted.

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

The American Jobs Creation Act

In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales. The Company continues to evaluate the guidance provided under the qualified domestic production activity and anticipates that it will qualify for the incentive.

The AJCA also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is currently evaluating the AJCA and are not yet in a position to decide whether, or to what extent, it may repatriate foreign earnings to the U.S. and will make a final determination by the end of fiscal 2006. The amount of income tax we would incur should we repatriate some level of earnings cannot be reasonably estimated at this time.

In December 2004, the FASB issued two Staff Positions, "FSP FAS 109-1" and
"FSP FAS 109-2", in response to the AJCA. Under FSP FAS 109-1, the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FAS 109. Under FSP FAS 109-2, the FASB addressed the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit upon the repatriation of foreign earnings. The adoptions of FSP FAS 109-1 and FSP FAS 109-2 did not have a material impact on our financial position or results of operations.

B. INCOME TAXES:

The components of income before income taxes and the provision/(benefit) for income taxes consist of the following:

                                                           YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                            2005        2004       2003
                                                          ----        ----       ----
Income before income taxes:
  United States                                         $ 10,684    $ 11,707   $  4,867
  Foreign                                                  5,121       4,200      2,847
                                                        --------    --------   --------
                                                        $ 15,805    $ 15,907   $  7,714
                                                        ========    ========   ========

The (benefit)/provision for income taxes consists of:

 Current taxes:
  Federal                                                 (1,491)      1,748        547
  State                                                      217         195        196
  Foreign                                                  1,507       1,072      1,298
  Foreign withholding taxes                                  488         357        591
                                                        --------    --------   --------
                                                        $    721    $  3,372   $  2,632
                                                        ========    ========   ========
Deferred taxes:
  Federal                                                  1,415       1,567        561
  State                                                      443         359         20
  Foreign                                                   (369)        269       (369)
                                                        --------    --------   --------
                                                           1,489       2,195        212
                                                        --------    --------   --------
Total                                                   $  2,210    $  5,567   $  2,844
                                                        ========    ========   ========

The reconciliation of the Company's income tax provision to the statutory federal tax rate is as follows:

                                           YEAR ENDED SEPTEMBER 30,
                                            2005      2004    2003
                                            ----      ----    ----
Statutory federal tax rate                  35.0%    35.0%    35.0%
Extra-territorial income exclusion          (1.1)    (1.1)    (.70)
State taxes, net of federal tax benefit      2.7      2.6      1.4
R&D credit                                  (2.7)    (2.9)    (5.4)
Exempt interest                             (0.6)    (0.5)    (0.1)
Previously unbenefitted losses                --     (1.2)    (6.6)
Meals and entertainment                      0.8      0.6      1.5
Foreign taxes                                0.4      2.5      7.8
Stock based compensation-acceleration of
 stock options                               1.0       --       --
Goodwill and intangibles amortization         --       --      4.5
Tax reserve adjustment                     (21.5)      --       --
Other                                         --       --     (0.5)
                                           -----     ----     ----
Effective tax rate                          14.0%    35.0%    36.9%
                                           =====     ====     ====

The components of the deferred tax assets and liabilities are as follows:

                                    AS OF SEPTEMBER 30,
                                     2005        2004
(in thousands)                       ----        ----
Deferred tax assets:
  Deferred revenue                  $  195      $  289
  Deferred rent                        831         620
  Allowance for doubtful accounts      174         491
  Accrued vacation                     377         322
  Depreciation                         707         510
  Package design                        52          58
  Amortized intangibles              2,743       2,586
  Other reserves                       360         368
  Goodwill                           1,499       3,169
  Translation loss                     540         538
  Net operating loss carryforward      512         868
  Research and development credit      594         509
  Stock based compensation-
   acceleration of stock options       150          --
  Valuation allowance                   --        (868)
                                    ------      ------
                                    $8,734      $9,460
                                    ------      ------
Deferred tax liabilities:
  Amortized software                $  323       $ 329
  Other                                 36          50
                                    ------      ------
                                    $  359       $ 379
                                    ------      ------
Net deferred taxes                  $8,375      $9,081
                                    ======      ======

At September 30, 2005, the Company had total federal domestic net operating loss carryforwards of approximately $1.3 million attributable to the acquisition of Applied Image Technology, Inc. ("AIT"). In accordance with the provisions of Internal Revenue Code Section 382, the Company's utilization of AIT's net operating loss carryforward is estimated to be limited to approximately $600 thousand per year. The federal domestic net operating loss carryforwards will generally expire in 2018 and 2019. At September 30, 2005, the Company had state apportioned net operating loss carryforwards of approximately $1.4 million expiring in various years from 2006 through 2022.

The Company continually assesses the realizability of its deferred tax asset. The deferred tax asset may be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available evidence, both positive and negative, is considered in the determination of recording a valuation allowance. The Company believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets. In the event that our financial projections change and it becomes more likely than not that we cannot realize the net deferred tax assets, an adjustment to the net deferred tax assets will be made and will result in a charge to income in the period such a determination is made. The net deferred tax asset amount as of September 30, 2005 is $8.4 million.

In fiscal 2005, the Company reversed valuation allowances previously maintained with respect to net operating losses acquired from the acquisition of Applied Image Technology, Inc. and various state net operating loss carryforwards . A portion ($431 thousand) of the reversal of the valuation allowance related to the net operating losses acquired from Applied Image Technology, Inc. resulted in a reduction in the Company's goodwill balance. The reversal of the valuation allowance was based on the assessment that it is more likely than not that the loss carryforwards will be utilized by the Company due to favorable projections of future income.

In accordance with its policy on tax examinations, the Company released a $3.4 million tax reserve during the fourth quarter of fiscal 2005 upon notification of approval from the IRS Joint Committee for a tax audit.

C. ACQUISITIONS

On July 9, 2004, the Company completed the acquisition of Raptor ASA Corporation, a provider of software solutions for the aviation industry. The total purchase price of the acquisition was $1.1 million. The amount of $600 thousand was paid at closing. The amount of $200 thousand was payable within thirty days after the first anniversary of the closing and $300 thousand was payable within thirty days after the second anniversary of the closing. Both of these payments were contingent upon the completion of knowledge transfer milestones, however, neither payment was contingent on any employment of the selling principals with the Company. In July 2005, the Company paid the first contingent payment in the amount of $200 thousand pursuant to the terms of the agreement. The Company allocated the purchase price as such: $910 thousand to acquired technology, $560 thousand to goodwill and $370 thousand to deferred tax liability. The deferred tax liability represents the cumulative tax effect of the book to tax difference in basis for the acquired technology. The acquired technology will be amortized over five years.

D. SALE OF ASSETS

On January 17, 2003, the Company sold its industrial data normalization services operations to International Materials Solutions, Inc. (the "Buyer"). The sale included software and technology used in such operations, contracts with customers, suppliers and vendors, and trademarks associated with such operations. Additionally, the workforce became employed by the Buyer. The Company retained comprehensive, non-exclusive rights to the software and technology used in the business, which has also been embedded in the Company's MAXIMO and OCS offerings. As consideration for the assets, the Buyer assumed all liabilities arising in connection with the assets and the associated business operations from and after January 1, 2003 and delivered two promissory notes in the face amount of $1 million each, together with a stock purchase warrant representing the right to purchase five (5%) percent of the Buyer's common stock. One promissory note was a term note payable over a period of three years commencing July 1, 2003, and the other promissory note was a balloon note payable in full on June 30, 2006. The gain recorded on the sale of these assets was $407 thousand and was included in other income in fiscal 2003. For purposes of calculating the gain on the sale, the $1 million promissory balloon note receivable was not valued due to uncertainty of collection and no value was attributed to the stock purchase warrants due to the limited operating history of the buyer.

On July 29, 2004, the Company and the Buyer entered into a termination agreement where the Company consented to the sale of the Buyer's business to an unrelated party and settled the outstanding obligation between the Company and the Buyer. In exchange for $1.3 million, received September 2004, the Company released the Buyer from all obligations due pursuant to the original January 17, 2003 sale. The gain recorded as a result of the termination agreement was $452 thousand and was included in other income in fiscal 2004. The gain represents the difference between the $1.3 million received by the Company and the carrying amount of the term note.

E. NET INCOME PER SHARE:

Basic and diluted income per share are calculated as follows:

                                                            YEAR ENDED SEPTEMBER 30,
(in thousands, except per share amounts)                   2005      2004      2003
                                                           ----      ----      ----
Net income                                                $13,595   $10,340   $ 4,870

Weighted average common shares outstanding - basic         25,280    24,795    24,429
Effect of dilutive securities (primarily stock options)       621       478       218
                                                          -------   -------   -------
Weighted average common shares outstanding - diluted       25,901    25,273    24,647
                                                          =======   =======   =======
Net income per share - basic                              $  0.54   $  0.42   $  0.20
Net income per share - diluted                            $  0.52   $  0.41   $  0.20

Options to purchase shares of the Company's common stock of 1,493,000, 1,773,000 and 2,843,000 for fiscal 2005, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period.

F. MARKETABLE SECURITIES:

The Company classifies its marketable securities as "available for sale" and carries them at aggregate fair value. Unrealized gains and losses are included as a component of stockholders' equity, net of tax effect. Realized gains and losses are determined based on the specific identified cost of the securities. Dividend and interest income, including amortization of the premium and discount arising at acquisition, are included in other income. The pre-tax unrealized holding gains and (losses) for the year ended September 30, 2005 were $8 thousand and ($382) thousand, respectively.

The following table summarizes the Company's investments:

                                                 GROSS       GROSS
AS OF SEPTEMBER 30, 2005          AMORTIZED   UNREALIZED   UNREALIZED    FAIR
(in thousands)                      COST        GAINS        LOSSES      VALUE
                                  ---------   ----------   ----------   -------
U.S. government securities         $10,017        --         $(277)     $ 9,740
Corporate bonds                      3,038        --          (102)       2,936
Certificates of deposit                190        --            (3)         187
Corporate securities                     2         8                         10
                                   -------        --         -----      -------
  Total                            $13,247        $8         $(382)     $12,873
                                   -------        --         -----      -------

Reported As:
  Marketable securities-Current                                           5,130
  Marketable securities                                                   7,743
                                                                        -------
Total                                                                   $12,873
                                                                        =======

                                                GROSS        GROSS
AS OF SEPTEMBER 30, 2004          AMORTIZED   UNREALIZED   UNREALIZED    FAIR
(in thousands)                      COST        GAINS        LOSSES      VALUE
                                  ---------   ----------   ----------   -------
U.S. Government securities         $12,288                   $(219)     $12,069
Corporate bonds                      4,107       $10           (62)       4,055
Tax exempt municipal securities     33,925                               33,925
Certificates of deposit              1,380                      (5)       1,375
Corporate securities                     1                                    1
                                   -------       ---         -----      -------
Total                              $51,701       $10         $(286)     $51,425
                                   -------       ---         -----      -------

Reported As:
  Marketable securities-Current                                          36,152
  Marketable securities                                                  15,273
                                                                        -------
Total                                                                   $51,425
                                                                        =======

The following table provides a breakdown of the investments with unrealized losses at September 30, 2005:

                                   LESS                12 MONTHS
                               THAN 12 MONTHS          OR GREATER              TOTAL
                                        GROSS                 GROSS                  GROSS
                              FAIR    UNREALIZED    FAIR    UNREALIZED    FAIR     UNREALIZED
(in thousands)                VALUE      LOSSES     VALUE      LOSSES      VALUE      LOSSES
                             ------   ----------   ------   ----------   -------   ----------
U.S. government securities   $3,930     $(73)      $5,810     $(204)     $ 9,740     $(277)
Corporate bonds               1,002       (6)       1,934       (96)       2,936      (102)
Certificates of deposit         187       (3)          --        --          187        (3)
                             ------     ----       ------     -----      -------     -----
Total                        $5,119     $(82)      $7,744     $(300)     $12,863     $(382)
                             ------     ----       ------     -----      -------     -----

The gross unrealized losses related to the U.S. government securities and the certificates of deposit are due to changes in interest rates. The gross unrealized losses related to the corporate bonds are due to changes in market prices. The Company has the intent and the ability to hold these investments for a period of time sufficient to allow for anticipated recovery in market value. Substantially all of the Company's investments are rated investment grade or better. As a result of these factors, the Company has determined that the gross unrealized losses on its investment securities at September 30, 2005 are temporary in nature.

The following table summarizes the maturities of the Company's investments at September 30, 2005:

                     AMORTIZED     FAIR
(in thousands)         COST       VALUE
                     ---------   -------
Less than one year    $ 5,203    $ 5,130
Due in 1-2 years        8,044      7,743
                      -------    -------
Total                 $13,247    $12,873
                      =======    =======

G. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost and consist of the following as of September 30, 2005 and 2004, respectively:

(in thousands)                                     2005      2004
                                                   ----      ----
Computer equipment                               $ 4,990    $  7,271
Purchased and internal use software               16,920      16,261
Vehicles                                              16          16
Furniture and fixtures                             5,418       6,178
Leasehold improvements                             6,943       6,229
                                                 -------    --------
                                                  34,287      35,955
Less accumulated depreciation and amortization   (27,077)    (28,728)
                                                 -------    --------
Total                                            $ 7,210    $  7,227
                                                 =======    ========

Total depreciation and amortization expense was $3.0 million, $4.9 million, and $4.5 million for fiscal 2005, 2004 and 2003, respectively. Included in depreciation and amortization expense is amortization expense for purchased and internal use software of $1.1 million, $2.9 million, and $2.6 million for fiscal 2005, 2004 and 2003, respectively.

H. GOODWILL AND OTHER INTANGIBLE ASSETS:

In accordance with SFAS No. 141, "Business Combinations," the Company accounts for acquisitions under the purchase method of accounting. Goodwill is tested annually for impairment. In testing for potential impairment, all remaining goodwill has been assigned to one reporting unit and reviewed for impairment at the entity level. The impairment analysis performed at September 30, 2005 concluded that no impairment of goodwill occurred.

Changes in the amount of goodwill for the fiscal years ended September 30, 2005 and 2004, respectively, are as follows:

(in thousands)
Balance as of September 30, 2003                                $46,210
Goodwill acquired during the period (see Footnote C)                558
                                                                -------
Balance as of September 30, 2004                                $46,768
                                                                =======

Release of Applied Image Technology, Inc. valuation allowance      (431)
                                                                -------
Balance as of September 30, 2005                                $46,337
                                                                =======

Intangible assets as of September 30, 2005 and 2004, respectively, consist of the following:

(in thousands)                  09/30/05   09/30/04
                                --------   --------
Goodwill, net                   $46,337    $ 46,768

Acquired technology              16,654      16,654
Accumulated amortization        (13,748)    (11,673)
                                -------    --------
Sub-total acquired technology     2,906       4,981
                                -------    --------

Other intangibles                 1,911       2,711
Accumulated amortization         (1,699)     (2,151)
                                -------    --------
Sub-total other intangibles         212         560
                                -------    --------

Total intangible assets, net    $49,455    $ 52,309
                                =======    ========

Other intangibles consist of customer contracts, customer lists and non-compete agreements.

Amortization expense of intangible assets was $2.4 million, $3.1 million and $4.3 million for fiscal 2005, 2004 and 2003, respectively.

As of September 30, 2005, remaining amortization expense on existing intangibles for the next five years is as follows:

(in thousands)

2006      $1,564
2007         659
2008         659
2009         236
2010           -
          ------
          $3,118
          ------

I. ACCRUED COMPENSATION:

A summary of accrued compensation as of September 30, 2005 and 2004, respectively, consists of the following:

                                                2005      2004
(in thousands)                                  ----      ----
Accrued compensation and 401(k) contribution   $ 3,221   $ 3,195
Accrued sales commissions                        6,878     4,582
Accrued vacation pay                             2,706     2,365
                                               -------   -------
                                               $12,805   $10,142
                                               =======   =======

J. COMMITMENTS AND CONTINGENCIES:

The Company leases its office facilities under operating lease agreements, which expire at various dates through June 30, 2019. The Company pays all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. The aggregated rent expense (net of sublease income) under these leases was $6.5 million, $6.9 million, and $6.2 million for fiscal 2005, 2004 and 2003, respectively.

The operating leases provide for minimum aggregate future rentals as of September 30, 2005 as follows:

(in thousands)
2006                             $ 4,746
2007                               4,068
2008                               3,537
2009                               3,435
2010 and thereafter               17,816
                                 -------
Total                            $33,602
                                 =======
Less: expected sublease income   $(2,249)
                                 -------
Net future rentals               $31,353
                                 =======

The Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition. The Company has other long-term non-cancelable commitments with vendors, primarily equipment leases and contracts for hosting our financial applications, totaling $7.6 million as of September 30, 2005.

K. EMPLOYEE BENEFITS:

CASH OR DEFERRED PLAN

The MRO Software, Inc. Cash or Deferred Plan (the "Plan") is a defined contribution plan available to substantially all of MROI's domestic employees. The Plan was established in 1988 under Section 401(a) of the Internal Revenue Code. Under the Plan, employees may make voluntary contributions based on a percentage of their pretax earnings.

Effective January 1, 1993, the Plan was amended to provide for both a guaranteed and a discretionary contribution made by MROI. Amounts charged to expense for this Plan in fiscal 2005, 2004, and 2003 were $635 thousand, $563 thousand, and $359 thousand, respectively. The Company also makes contributions to pension plans for our international subsidiaries. Our practice is to fund the various plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations or make a contribution equal to the contribution made to U.S. domestic employees. Amounts charged to expense for our international employees for fiscal 2005, 2004, and 2003 were $1.3 million, $1.2 million, and $998 thousand, respectively.

1994 INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN

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

AMENDED AND RESTATED 1999 EQUITY INCENTIVE PLAN

On March 24, 1999, the Company's stockholders and the Board of Directors of the Company adopted the 1999 Equity Incentive Plan (the "1999 Plan") that provided for the grant of incentive stock options, non statutory stock options, stock bonuses, rights to purchase restricted stock, stock appreciation rights and other awards based upon the Company's common stock. Up to 1,850,000 shares of Common Stock (subject to adjustment upon certain changes in the capitalization of the Company) were originally authorized for issuance pursuant to grants awarded under the 1999 Plan. The 1999 Plan was amended and restated on April 25, 2000 to adjust the amount of options granted to non-employee directors of the Company.

On November 15, 2000, the Board of Directors of the Company voted to increase the number of shares of Common Stock that may be issued under the 1999 Plan from 1,850,000 to 4,050,000. This increase was approved by the Company's stockholders on March 6, 2001.

On January 16, 2002 the Board of Directors voted to change the manner in which stock awards are granted to non-employee directors. The provision for automatic grants of initial options and additional options was eliminated, and Non-employee directors were made eligible to receive stock awards in the same manner and to the same degree as all other eligible persons, as determined by the Board of Directors on a discretionary basis. These changes were approved by the Company's stockholders on March 6, 2002.

On January 23, 2004, the Board of Directors of the Company voted to increase the number of shares of Common Stock that may be issued under the 1999 Plan from 4,050,000 to 5,250,000. This increase was approved by the Company's stockholders on March 9, 2004.

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

On January 14, 2005, the Board of Directors of the Company voted to increase the number of shares of common stock that may be issued under the 1999 Plan from 5,250,000 to 6,450,000. This increase was approved by the Company's stockholders on March 8, 2005.

ACCELERATION OF THE VESTING OF EMPLOYEE STOCK OPTIONS

On September 30, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of all unvested options for all employees, including executive officers, but excluding non-employee directors. Executive officers have agreed to not exercise their accelerated options prior to the original vesting period. Upon termination of employment, however, the executive officers will be able to exercise their options. The vesting of approximately 1,400,000 shares of stock options were accelerated. The weighted average price of the options that were accelerated was $12.34. The total pretax charge related to the option acceleration was $838 thousand.

Stock option activity is summarized as follows:

                                                              WEIGHTED
                                            NO. OF SHARES   AVERAGE PRICE
                                            -------------   -------------
Outstanding shares at September 30, 2002      3,576,099        $19.99

2003
Granted                                       1,073,500        $11.89
Canceled                                       (261,528)       $19.74
Exercised                                       (84,794)        $8.29
                                              ---------
Outstanding at September 30, 2003             4,303,277        $18.22

Options exercisable at September 30, 2003     2,610,088        $20.06

2004
Granted                                       1,011,562        $11.93
Canceled                                        (65,384)       $20.34
Exercised                                      (191,967)       $ 7.95
                                              ---------
Outstanding at September 30, 2004             5,057,488        $17.32

Options exercisable at September 30, 2004     3,362,666        $20.12

2005
Granted                                         559,248        $12.99
Canceled                                       (234,199)       $22.05
Exercised                                      (353,461)       $10.03
                                              ---------
Outstanding at September 30, 2005             5,029,076        $17.14

Options exercisable at September 30, 2005     5,020,808        $17.12

The following table summarizes information about stock options outstanding at September 30, 2005:

                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
--------------------------------------------------------   --------------------------
                 NUMBER      WEIGHTED-AVG                    NUMBER
  RANGE OF     OUTSTANDING    REMAINING     WEIGHTED-AVG   EXERCISABLE   WEIGHTED-AVG
  EXERCISE        AS OF       CONTRACTUAL     EXERCISE        AS OF        EXERCISE
   PRICES       09/30/05     LIFE (YEARS)      PRICE        09/30/05         PRICE
------------   -----------   ------------   ------------   -----------   ------------
$ 7.53-11.25    1,069,700        4.4           $ 9.01       1,069,700       $ 9.01
$11.30-16.26    2,665,251        7.6           $12.39       2,656,983       $12.38
$17.00-25.47      630,625        5.0           $23.65         630,625       $23.65
$28.40-42.50      509,000        4.2           $37.79         509,000       $37.79
$54.50-59.13      143,000        4.3           $58.87         143,000       $58.87
$85.00-85.00       11,500        4.4           $85.00          11,500       $85.00
                ---------                                   ---------
                5,029,076                                   5,020,808
                ---------                                   ---------

EMPLOYEE STOCK PURCHASE PLAN

On January 16, 2002, the Board of Directors adopted the 2002 Employee Stock Purchase Plan (the "2002 ESPP") effective June 1, 2002, authorizing the issuance of up to 750,000 shares of the Company's Common Stock. Generally, the 2002 ESPP provides that eligible employees may purchase Common Stock of the Company through payroll deductions on a periodic basis, with the particular terms of the offering established by the Compensation Committee from time to time. As originally administered by the Compensation Committee, the offering periods were set at six months each, and the purchase price was set at 85% of the fair market value of the

Company's Common Stock based on the lowest price on (a) the semi-annual offering commencement date, (b) the semi-annual offering termination date, or (c) the first of each month in a semi-annual offering period. Effective with the offering that commenced on June 1, 2005, the Compensation Committee changed the share purchase price to be 85% of the fair market value of the Company's Common Stock on the termination date of the six month offerings.

During fiscal year ended September 30, 2005, employees purchased 116,044 shares at a price of $8.19 and 87,915 shares at a price of $10.87 for the offering periods ended November 30, 2004 and May 31, 2005, respectively. Total shares purchased in 2004 and 2003 were 190,451 and 199,633, respectively.

L. STOCKHOLDERS' EQUITY:

DEFERRED COMPENSATION

The value of restricted stock granted to employees and non-employee directors that is subject to vesting, is recorded as deferred stock-based compensation in an amount equal to the difference between the purchase price and the fair market value of the stock at the date of grant. Deferred stock-based compensation is amortized on a straight-line basis over the vesting term of these options and stock awards.

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

COMMON STOCK

On June 18, 2001, each non-employee Director received an outright grant of 6,250 shares of restricted stock vesting on a quarterly basis over three years in twelve equal installments vesting on the 15th day of the second month of each quarter, subject to acceleration under certain circumstances. The shares were recorded at fair market value ($12.65 per share) on the date of issuance as deferred compensation and the value of the vested shares was recorded as general and administrative expense over the vesting period.

On January 27, 2003, each non-employee director received an outright grant of 6,250 shares of restricted stock vesting on a quarterly basis over three years in twelve equal installments vesting on the 15th day of the second month of each quarter, subject to acceleration under certain circumstances. The shares were recorded at fair market value ($11.73 per share) on the date of issuance as deferred compensation and the value of the vested shares is being recorded as general and administrative expense over the vesting period.

On March 15, 2004, each non-employee director and the Chairman of the Board received an outright grant of 4,800 shares of restricted stock vesting on a quarterly basis over three years in twelve equal installments on the 15th day of the second month of each quarter, subject to acceleration under certain circumstances. The shares were recorded at fair market value ($11.89 per share) on the date of issuance as deferred compensation and the value of the vested shares is being recorded as general and administrative expense over the vesting period.

On May 10, 2005, each non-employee director received an outright grant of 6,250 shares of restricted stock vesting on a quarterly basis over three years in twelve equal installments on the 15th day of the second month of each quarter, subject to acceleration under circumstances. The shares were recorded at fair market value ($13.53 per share) on the date of issuance as deferred compensation and the value of the vested shares is being recorded as general and administrative expense over the vesting period.

On May 10, 2005, certain executives of the Company received restricted stock in varying amounts. The restricted stock vests twenty-five percent on May 10, 2006 and in 36 equal monthly installments thereafter subject to the terms of the 1999 Plan. The shares were recorded at fair market value ($13.53 per share) on the date of issuance as deferred compensation and the value of the vested shares is being recorded as general and administrative expense over the vesting period.

M. GUARANTOR ARRANGEMENTS

We warrant that our software products will perform substantially in accordance with the product specifications as contained in certain associated documentation, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the product and refund the license fee paid. We warrant that our professional services will be provided in accordance with good professional practice, and that any software developed by our services organization will perform substantially in accordance with its approved specifications for a period of thirty days from initial delivery of the services to the customer. Our sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to our attention during the warranty period, or if we are unable to provide a correction, we are obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, we would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or services warranties, our liability for breach of warranty is limited to the amount of the license or services fees actually paid, and we maintain insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, we believe the estimated fair value of these warranty obligations is minimal. Accordingly, we have no liabilities recorded for these warranty obligations as of September 30, 2005.

Under our standard end-user license agreement, we agree to indemnify our customers against infringement claims that may be brought by third parties asserting that our products infringe on certain intellectual property rights. In our services agreements with customers, we will also, as a matter of standard practice, agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of our services infringe on certain intellectual property rights, (b) against damages caused by our breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death, caused by our services personnel while on-site at customer premises. These indemnification provisions are generally based on our standard contractual terms. All such provisions, whether based on our standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnifications as negotiated may vary in duration and nature, and our obligations to indemnify may be unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to our knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that we maintain is sufficient to cover a refund of the license and services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, we have no liabilities recorded for any such indemnity obligations as of September 30, 2005.

When we acquire a business or a company, we may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for the assumption of any such liabilities as of September 30, 2005.

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

A summary of the Company's revenues by geographical area is as follows:

                                      YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                     2005         2004         2003
--------------                     ----         ----         ----
REVENUES

United States                    $ 117,146    $ 105,815    $ 104,735
Other Americas                       9,929        9,907       10,654
Intercompany revenues               11,059       13,912       11,536
                                 ---------    ---------    ---------

Subtotal                         $ 138,134    $ 129,634    $ 126,925
                                 ---------    ---------    ---------

Europe/Middle East and Africa       56,298       57,863       48,148
Asia/Pacific                        15,796       12,104       13,340
Intercompany revenues              (11,059)     (13,912)     (11,536)
                                 ---------    ---------    ---------

TOTAL REVENUES                   $ 199,169    $ 185,689    $ 176,877
                                 =========    =========    =========

INCOME/(LOSS) FROM OPERATIONS:

United States                    $   2,415    $     385    $  (5,140)
Other Americas                      (3,855)      (3,085)      (2,761)
Europe/Middle East and Africa       12,869       17,394       14,846
Asia/Pacific                         1,775          (51)      (1,203)
                                 ---------    ---------    ---------
                                 $  13,204    $  14,643    $   5,742
                                 =========    =========    =========

                                AS OF SEPTEMBER 30,
(in thousands)                   2005        2004
                                 ----        ----
LONG-LIVED ASSETS:

United States                   $53,297     $57,764
Other Americas                    1,611       1,276
Europe/Middle East and Africa     3,647       3,885
Asia/Pacific                      1,189         600
                                -------     -------
                                $59,744     $63,525
                                =======     =======

The Company has subsidiaries in foreign countries, which sell the Company's products and services in their respective geographic areas. Intercompany revenues reflect our transfer pricing policies and primarily represent shipments of software to international subsidiaries. Intercompany revenues are eliminated from consolidated revenues.

No customer accounted for more than 10% of revenue in fiscal 2005, 2004 or 2003.

O. SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest and taxes was as follows:

                 YEAR ENDED SEPTEMBER 30,
(in thousands)    2005     2004     2003
                  ----     ----     ----
Interest, net    $   34   $   74   $   39
Income taxes     $3,889   $3,988   $1,550

Acquisitions of businesses were as follows:

                                    YEAR ENDED SEPTEMBER 30,
(in thousands)                      2005     2004       2003
                                    ----     ----       ----
Fair value of assets acquired       $ --    $1,469      $ --
Fair value of liabilities assumed   $ --      (864)       --
                                            ------
Net cash paid for acquisitions      $ --    $  605      $ --
                                            ======

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL. A                                COL. B       COL. C                     COL. D        COL.E
---------------------------------   ----------   ----------                ------------   ----------
                                                        ADDITIONS
                                                 -----------------------
                                    BALANCE AT   CHARGED TO   CHARGED TO   WRITE-OFFS     BALANCE AT
                                     BEGINNING    COSTS AND      OTHER     AND REVERSAL     END OF
                                     OF PERIOD    EXPENSES     ACCOUNTS    OF RESERVES      PERIOD
                                    ----------   ----------   ----------   ------------   ----------
YEAR ENDED SEP.30, 2005
  Allowance for doubtful accounts   $2,323,841    $157,885        --        $1,036,870    $1,444,856

YEAR ENDED SEP.30, 2004
  Allowance for doubtful accounts   $2,741,463    $118,376        --        $  535,998    $2,323,841

YEAR ENDED SEP.30, 2003
  Allowance for doubtful accounts   $3,420,799    $118,558        --        $  797,894    $2,741,463

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management, including the Company's chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005 based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company's management concluded that, as of September 30, 2005, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting and management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, as stated in their report that appears under Part II, Item 8 in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In conjunction with its preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, during the fourth quarter of 2004, the Company implemented certain enhancements with respect to its internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company enhanced and standardized certain information technology controls, including documentation thereof, as well as documentation of other financial controls across its businesses.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the Company's executive officers as of December 14, 2005 and their areas of responsibility. Their biographies follow the table.

NAME                     AGE   POSITION
----                     ---   --------
Norman E. Drapeau, Jr.   45    President, Chief Executive Officer and Director Class III

Peter J. Rice            53    Executive Vice President - Finance and Administration, Chief Financial Officer and Treasurer

Richard A. Cahill        50    Executive Vice President - Worldwide Sales

Patricia C. Foye         50    Executive Vice President, Global Marketing & Strategic Alliances

William J. Sawyer        59    Executive Vice President- Operations

John W. Young            53    Executive Vice President - Products and Technology

Craig Newfield           46    Vice President, General Counsel and Secretary

Robert L. Daniels        63    Chairman of the Board - Class I

David N. Campbell        64    Director - Class III

Richard P. Fishman       59    Director - Class III

John A. McMullen         63    Director - Class I

Stephen B. Sayre         54    Director - Class II

Alan L. Stanzler         62    Director - Class II

NORMAN E. DRAPEAU, JR. joined the Company in 1982 as an applications analyst. Since that time, he has held various positions with the Company, including, from 1984 to 1987, that of Manager of Customer Support and from 1989 through 1991, that of Director, Product Marketing. In 1991, Mr. Drapeau was appointed Vice President, Corporate Marketing, in 1992 was appointed Vice President - Americas and in July 1996 was appointed Executive Vice President - Worldwide Sales and Marketing, serving in that capacity until January 1998. In January 1998, Mr. Drapeau was appointed Executive Vice President and Chief Operating Officer and was also elected a director of the Company. In May 1998, Mr. Drapeau was elected President and Chief Executive Officer. Mr. Drapeau serves on the Board of Directors of Authoria, Inc, a provider of strategic human capital management solutions.

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

RICHARD A. CAHILL joined the Company in January 2005 as Executive Vice President of Worldwide Sales. From August, 1998 until January 2005 Mr. Cahill held a series of senior management positions at Remedy Corporation and its successors in interest.

Remedy Corporation was sold to Peregrine Systems in June 2001. Following Peregrine's bankruptcy in December 2001, Remedy's assets were purchased by BMC Software, Inc. in late 2002. From the fourth calendar quarter of 2003 to the present Mr. Cahill served as Vice President of Worldwide Sales and Services for the Remedy business. Prior thereto, from 2002 to 2003 he served as Vice President and General Manager for Europe, Middle East & Africa; from 2001 to 2002 he served as Vice President of European Operations; from 2000 to 2001 he served as Vice President of Worldwide Professional Services; and from 1998 to 2000 he served as Director of EMEA Operations.

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

JOHN W. YOUNG originally joined the Company in 1985 and served until 1988 as MAXIMO Product Manager. From 1988 to 1992, Mr. Young was Vice President of Sales of Comac Systems Corporation, a software application company. In 1992 he rejoined the Company as Director of MAXIMO Product Design, was appointed Vice President - Research and Development of the Company in 1995 and was appointed Executive Vice President - Products and Technology of the Company in 1998. Mr. Young serves on the Board of Directors of NSI Software, Inc., a vendor of data protections software.

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

ROBERT L. DANIELS founded the Company in 1968 and has been a director since that time. Commencing in 1968, Mr. Daniels served as Executive Chairman of the Board, Chief Executive Officer, and President. He relinquished the title of President in 1995, and resigned as CEO and Chairman in August 1996. From May 1998 to March 2004, Mr. Daniels served as Executive Chairman, and since March 2004 he has served as Chairman of the Board. He resigned as an employee of the Company in November 2004.

DAVID N. CAMPBELL was appointed to the Board effective December 15, 2004. Mr. Campbell is currently Managing Director of Innovation Advisors, Inc., an investment bank serving middle market technology companies. Mr. Campbell served as Chairman and Chief Executive Officer of Xpedior from September 1999 through November 2000. A majority interest in Xpedior was acquired by PSINet, Inc. in June 2000, and both PSINet and Xpedior filed for bankruptcy protection in April 2001. From January 1999 to September 1999, Mr. Campbell was President of GTE Technology Organization, the centralized technology unit of GTE Incorporated. From 1995 to January 1999, Mr. Campbell served as President of BBN Technologies, the internet technology development and services organization of BBN Corporation, which was acquired by GTE in 1997. Mr. Campbell is also a director of Tektronix, Inc., Gibraltar Industries, Inc., Apropos Technology, and Powersteering Software.

RICHARD P. FISHMAN has served as a director since March 1999. Mr. Fishman is currently Managing General Partner of RSSI Investors, a venture capital firm. From 2002 to 2005 , Mr. Fishman was Senior Managing Partner of MAF Capital Partners, a venture capital firm. From 1998 to 2002, Mr. Fishman was Executive Vice President at MacAndrews & Forbes Group, Inc., where he was responsible for venture capital investing. From 1995 to 1997, Mr. Fishman served as Managing Director of GeoPartners Research, Inc., a strategy and management-consulting firm, where he headed the firm's venture capital activities. Mr. Fishman served as President and Chief Executive Officer of Thinking Machines Corporation from 1993 to 1994 and was a partner at the law firm of Milbank, Tweed, Hadley & McCoy from 1987 until 1993.

JOHN A. MCMULLEN has served as a director since April 2000. Mr. McMullen is the Managing Principal of Cambridge Meridian Group, Inc., a strategy-consulting firm that serves Fortune 500 and technology-based companies, with which he has been employed since 1985. Mr. McMullen taught business strategy at Harvard Law School from the mid 1980's to 1990 and, as one of the original members of CMGI's Board of Directors, served on that Board from 1988 through 1999. In addition, he currently serves on the boards of two private technology-oriented companies, and is advisor to two others. From 1993 to 1997 he was an informal advisor to former Senator Bill Bradley (NJ). He ran fro the United States Senate from Vermont in 2004.

STEPHEN B. SAYRE has served as a director since September 1998. Mr. Sayre is an independent marketing consultant. From 2000 until 2005, Mr. Sayre served as Vice President of Marketing for Watchfire Corporation, a provider of online regulatory compliance solutions; Endeca Technologies, a provider of search and analysis software; and Idiom, Inc., an enterprise software provider. From 1994 to 2000, he was the Senior Vice President of Marketing at Lotus Development Corporation, a subsidiary of IBM Corporation. Prior to 1994, Mr. Sayre served in other senior executive level positions in the software industry.

ALAN L. STANZLER has served as a director since May 1998. Previously, Mr. Stanzler served as a director of the Company from 1992 to 1994, and as Clerk of the Company from 1990 to 1996. Mr. Stanzler is Of Counsel at the law firm of Stanzler, Funderburk & Castellon, L.L.P. From 1998 to September 2001,
Mr. Stanzler was a partner of the law firm of Maselan Jones & Stanzler, P.C.

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

Certain additional information required under Item 10 is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2005.

ITEM 11

EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement for the 2005 annual meeting of the stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2005 is incorporated herein by reference.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Proxy Statement for the 2005 annual meeting of the stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2005 is incorporated herein by reference.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement for the 2005 annual meeting of the stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2005 is incorporated herein by reference.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement for the 2005 annual meeting of the stockholders to be filed, pursuant to Regulation 14A, within 120 days after the end of the Company's fiscal year ended September 30, 2005 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. Consolidated Financial Statements - See Index to Consolidated Financial Statements in Part II, Item 8. on page 29.

2. Financial Statement Schedules - See Index to Consolidated Financial Statements in Part II, Item 8. on page 30.

3. We have listed the exhibits filed as part of this annual report on Form 10-K in the accompanying exhibit index, which follows the signature page to this annual report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2005

                        MRO SOFTWARE, INC.

                        By: /s/ Norman E. Drapeau, Jr.
                            --------------------------
                            Norman E. Drapeau, Jr.
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Norman E. Drapeau, Jr.      President and Chief          December 14, 2005
----------------------------    Executive Officer
Norman E. Drapeau, Jr.          (Principal Executive
                                Officer)

/s/ Peter J. Rice               Executive Vice President,    December 14, 2005
----------------------------    Chief Financial Officer
Peter J. Rice                   and Treasurer
                                (Principal Financial and
                                Accounting Officer)

/s/ Robert L. Daniels           Chairman of the Board        December 14, 2005
----------------------------
Robert L. Daniels

/s/ David N. Campbell           Director                     December 14, 2005
----------------------------
David N. Campbell

/s/ Richard P. Fishman          Director                     December 14, 2005
----------------------------
Richard P. Fishman

/s/ John A. McMullen            Director                     December 14, 2005
----------------------------
John A. McMullen

/s/ Stephen B. Sayre            Director                     December 14, 2005
----------------------------
Stephen B. Sayre

/s/ Alan L. Stanzler            Director                     December 14, 2005
----------------------------
Alan L. Stanzler

                                  EXHIBIT LIST

                                                                                                INCORPORATED BY REFERENCE
                                                                                           ---------------------------------
                                                                              FILED WITH                             EXHIBIT
EXHIBIT NO.                         DESCRIPTION                             THIS FORM 10-K   FORM     FILING DATE      NO.
----------- --------------------------------------------------------------- -------------- ------- ----------------- -------
    3.1     Amended and Restated Articles of Organization                                    S-1     April 21, 1994    3.3

    3.2     Amendment to Articles of Organization                                           10-Q   February 14, 2000   3.4

    3.3     Amendment to Articles of Organization                                            8-K     March 9, 2001     3.4

    3.4     Certificate of Vote of Directors Establishing Series A Junior                    8-K    February 3, 1998   4(b)
            Participating Preferred Stock

    3.5     By-laws                                                                         10-Q   February 14, 2001   3.5

    3.6     Amendment to By-laws                                                            10-Q      May 15, 2001     3.3

    4.1     Specimen stock certificate for common stock                                      S-1     April 21, 1994    4.1

    4.2     Form of rights certificate                                                       8-K    February 3, 1998   4(c)

    9.1     Shareholders Agreement dated August 1, 2001 between Robert L.                   10-K   December 28, 2001   9.1
            Daniels and Susan H. Daniels

    1*

   10.1*    Employment Agreement with Richard A. Cahill                                     10-Q    February 9, 2005   10.2

   10.2*    Amended and Restated 1999 Equity Incentive Plan                                DEF 14A  January 28, 2005    A

   10.3     Form of nonstatutory stock option agreement                                     10-K   December 14, 2004   3.7

   10.4     Form of stock option agreement                                                  10-K   December 14, 2004   3.8

   10.5     Rights Agreement dated January 27, 1998 with BankBoston, N.A.                    8-K    February 3, 1998   4(a)

   10.6*    Amended and Restated 1994 Incentive and Nonqualified Stock                      10-Q      May 14, 1999
            Option Plan

   10.7*    Form of Option Amendment for executive officers                                 8-K      October 6, 2005   10.1

   10.8*    Employee Stock Purchase Plan                                                    10-K    December 30, 1996

   21.1     Subsidiaries                                                          X

   23.1     Consent of PricewaterhouseCoopers LLP                                 X

   31.1     Certification of the chief executive officer pursuant to              X
            Section 302 of the Sarbanes-Oxley Act of 2002

   31.2     Certification of the chief financial officer pursuant to              X
            Section 302 of the Sarbanes-Oxley Act of 2002

   32.1     Certification of the chief executive officer and the chief            X
            financial officer pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002

            * Management contract or compensatory plan.