Form 10-Q
period 2005-12-31
MRO SOFTWARE INC
filed 2006-02-09
CIK 920354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
   For the transition period from                                             to
Commission File Number 0-23852
MRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2448516
(State of Incorporation)	(I.R.S. Employer
Identification Number)
100 CROSBY DRIVE, BEDFORD, MASSACHUSETTS 01730
(Address of principal executive offices) (Zip code)
(781) 280-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
Number of shares outstanding of the Registrant’s common stock as of the latest practicable date: 25,893,195 shares of common stock, $.01 par value per share, as of February 6, 2006.

MRO SOFTWARE, INC.
10-Q INDEX

Page	2

MRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	September 30,
(in thousands, except per share data)	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$123,642	$120,301
Marketable securities	7,095	5,130
Accounts receivable, trade, less allowance for doubtful accounts of $1,413 at December 31, 2005 and $1,445 at September 30, 2005, respectively	35,582	40,362
Prepaid expenses and other current assets	6,457	4,715
Deferred income taxes	1,871	1,963

Total current assets	174,647	172,471

Marketable securities	5,784	7,743
Property and equipment, net	7,337	7,210
Goodwill, net	46,337	46,337
Intangible assets, net	2,689	3,118
Deferred income taxes	6,013	6,412
Other assets	2,999	3,079

Total assets	$245,806	$246,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,794	$15,481
Accrued compensation	7,315	12,805
Income taxes payable	4,326	1,467
Deferred revenue	30,515	31,718
Deferred lease obligation	432	363

Total current liabilities	55,382	61,834

Deferred lease obligation	2,248	2,013
Deferred revenue	475	577
Other long term liabilities	3	240

Total liabilities	58,108	64,664

Commitments and contingencies (Note H)

Stockholders’ equity
Preferred stock, $0.01 par value;1,000 shares authorized, none issued and outstanding
Common stock, $0.01 par value; 50,000 shares authorized; 25,866 and 25,738 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	259	257
Additional paid-in capital	129,955	128,180
Deferred compensation	(2,204)	(2,420)
Retained earnings	59,314	55,098
Accumulated other comprehensive income	374	591

Total stockholders’ equity	187,698	181,706

Total liabilities and stockholders’ equity	$245,806	$246,370

The accompanying notes are an integral part of the consolidated financial statements.

3

MRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	December 31,
(in thousands, except per share data)	2005	2004
Revenues:
Software	$12,815	14,824
Support and services	36,317	32,532

Total revenues	49,132	47,356

Cost of revenues:
Software	1,383	1,280
Support and services	16,174	15,615

Total cost of revenues	17,557	16,895

Gross profit	31,575	30,461

Operating expenses:
Sales and marketing	13,601	15,231
Product development	7,453	6,780
General and administrative	4,628	4,570

Total operating expenses	25,682	26,581

Income from operations	5,893	3,880

Interest income, net	1,225	471
Other (expense)/income, net	(191)	570

Income before income taxes	6,927	4,921

Provision for income taxes	2,711	1,758

Net income	$4,216	$3,163

Net income per share, basic	$0.16	$0.13
Net income per share, diluted	$0.16	$0.12

Shares used to calculate net income per share
Basic	25,594	25,041
Diluted	26,591	25,392
The accompanying notes are an integral part of the consolidated financial statements.

4

MRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended
	December 31,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$4,216	$3,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	737	775
Amortization of other intangibles	429	611
Amortization of premium on marketable securities	4	66
Stock-based compensation	382	48
Deferred income taxes	463	664
Changes in operating assets and liabilities:
Accounts receivable	4,427	1,789
Prepaid expenses and other assets	(1,783)	142
Accounts payable, accrued expenses and other liabilities	(2,445)	(946)
Accrued compensation	(5,421)	(896)
Income taxes payable	2,883	281
Deferred revenue	(1,071)	(1,806)

Net cash provided by operating activities	2,821	3,891

Cash flows from investing activities:
Acquisitions of property and equipment and other capital expenditures	(844)	(1,105)
Sale of marketable securities	—	3,429
Purchase of marketable securities	—	(2,420)

Net cash used in investing activities	(844)	(96)

Cash flows from financing activities:
Proceeds from exercise of employee stock options and stock purchases	1,551	2,299
Tax benefit — stock based compensation	53	—

Net cash provided by financing activities	1,604	2,299

Effect of exchange rate changes on cash and cash equivalents	(240)	1,124

Net increase in cash and cash equivalents	3,341	7,218

Cash and cash equivalents, beginning of period	120,301	56,982

Cash and cash equivalents, end of period	$123,642	$64,200

The accompanying notes are an integral part of the consolidated financial statements.

5

MRO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. (“MRO”) and its majority-owned subsidiaries (collectively, the “Company”), as of and for the three month periods ended December 31, 2005 and December 31, 2004 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2006, or for any other future period.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2005.
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
B. Net Income Per Share
Basic net income per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares. For purposes of this calculation, stock options are considered dilutive potential common shares in periods in which they have a dilutive effect.
Basic and diluted net income per share are calculated as follows:

	Three months ended
(in thousands, except per share data)	12/31/05	12/31/04
Net income	$4,216	$3,163

Weighted average common shares outstanding-basic	25,594	25,041
Effect of dilutive securities (primarily stock options)	997	351

Weighted average common shares outstanding-diluted	26,591	25,392

Net income per share, basic	$0.16	$0.13
Net income per share, diluted	$0.16	$0.12
Options to purchase shares of the Company’s common stock of 1,424,589 and 1,764,959 for the three months ended December 31, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period.

Page	6

C. Accounting Policies
Stock Based Compensation and Pro Forma Information
Effective October 1, 2005, the Company adopted the revised Statement of Financial Accounting Standards (SFAS) No. 123, Shared-Based Payment (FAS123(R)) which establishes accounting for stock based equity awards exchanged for employee services. Pursuant to FAS 123(R), share based compensation cost is determined based on the grant-date fair value of equity awards and is recognized over the employee’s requisite service period. The Company has elected the modified prospective application transition method as provided by FAS 123(R). As a result, prior financial statements presented in this Form 10-Q have not been restated to reflect the application of FAS 123(R). The Company accelerated all outstanding unvested options as of September 30, 2005. There was no significant stock option related compensation charges recorded upon the adoption of FAS 123(R) and the impact on earnings per share, cash flows, and income taxes were immaterial to the Company for the three months ended December 31, 2005.
Consistent with FAS 123(R) and the Company’s prior period pro forma disclosures, the fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model utilizing key assumptions including the exercise price of the option, expected term of the option, expected stock price volatility over the option’s expected term, annual risk free interest rate over the option’s expected term, and the Company’s expected dividend yield. The Company believes that the valuation technique utilized to calculate the fair values of the Company’s stock options granted during the three months ended December 31, 2005 are appropriate. It should be noted that estimates of fair value are not intended to predict the actual future events or the value ultimately realized by persons who receive the equity award.
The fair value of the Company’s stock options was estimated using the following assumptions pursuant to the Black-Scholes option pricing model:

Three months ended
December 31, 2005
Expected life (1)	4 years
Expected volatility (2)	47.36%
Risk-free interest rate (3)	4.02%
Expected annual dividend yield (4)	0.00%

(1)	Expected life is based on expected exercise patterns.

(2)	Expected volatility is based on historical volatility of the Company’s stock.

(3)	Risk-free interest rate is based on U.S. Treasury rates corresponding to the grant date and expected term.

(4)	Based on management’s expectations with respect to payment of dividends during the option term.
The total compensation cost recorded for the three months ended December 31, 2005 related to unvested stock options at the adoption of FAS 123(R) and for newly granted options was $15,000.
As of December 31, 2005, there was $159,521 of total gross unrecognized compensation cost related to non-vested stock options. In addition, there was $2,204,164 of total gross unrecognized compensation cost related to restricted stock awards to non-employee directors and certain executives. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3 years.
At December 31, 2005, the Company had 4,943,714 stock options vested and outstanding with an average exercise price of $17.17. These stock options had no intrinsic value based on the December 30, 2005 closing share price of $14.04. The average remaining contractual life on these stock options is approximately 6 years.
Prior to October 1, 2005, the Company accounted for stock based compensation using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company also complied with the pro forma disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS

Page	7

148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”.
The table below illustrates the effect on net income and earnings per share on a pro forma basis for the three months ended December 31, 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to share based compensation. The fair value of the Company’s stock options was estimated using the following assumptions pursuant to the Black-Scholes option pricing model:

Three months ended
December 31, 2004
Assumptions:
Expected life (1)	4 years
Expected volatility (2)	75.00%
Risk-free interest rate (3)	3.24%
Expected annual dividend yield (4)	0.00%

(1)	Expected life is based on expected exercise patterns.

(2)	Expected volatility is based on historical volatility of the Company’s stock.

(3)	Risk-free interest rate is based on U.S. Treasury rates corresponding to the grant date and expected term.

(4)	Based on management’s expectations with respect to payment of dividends during the option term.

Three months ended
December 31, 2004
Effect of FAS 123
Net income as reported	$3,163
Add: Stock-based employee compensation included in net income	48

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,299)

Pro forma net income	$1,912

Net income per share:
Basic — as reported	$0.13
Basic — pro forma	$0.08
Diluted — as reported	$0.12
Diluted — pro forma	$0.08
Stock based plans — description
The Company maintains two incentive and non-qualified option plans. The 1994 Incentive and Nonqualified Stock Option Plan (the “1994 Option Plan”) and the 1999 Equity Incentive Plan (the “1999 Plan”) generally provide for the grant of non-qualified and incentive stock options, restricted stock and other awards to the Company’s non-employee directors and employees. The exercise price of incentive options must be at least equal to the fair market value on the date of grant. The exercise price of non-qualified options must not be less than 85% of the fair market value on the date of grant. Options generally are exercisable for ten years after the date of grant and vest over four years. The 1994 Option Plan was terminated in 1999. All unvested options, excluding non-employee director options, were accelerated on September 30, 2005.
The Company also maintains an employee stock purchase plan. Eligible participants of the 2002 Employee Stock Purchase Plan (the “2002 ESPP”) may purchase common stock of the Company through payroll deductions over six month offering periods. Effective with the offering period that commenced on June 1, 2005, shares are purchased at 85% of the fair market value of the Company’s common stock on the termination of the six month offerings. For the three months ended December 31, 2005, the Company

Page	8

recorded $150,695 in compensation cost related to common stock purchased under the 2002 ESPP for the offering period that ended on November 30, 2005.
D. Comprehensive Income:
The following table reflects the components of comprehensive net income:

	Three months ended
(in thousands)	12/31/05	12/31/04
Net income	$4,216	$3,163
Other comprehensive income,
Net of tax:
Unrealized gain/(loss) on securities arising during period	11	(9)
Foreign currency translation adjustment	(228)	1,198

Comprehensive income	$3,999	$4,352

E. Segment Information, Geographic Data and Major Customers:
The Company reports revenues and income under one reportable industry segment. The Company’s management assesses operating results on an aggregate basis to make decisions about the allocation of resources.
The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia/Pacific. A summary of the Company’s revenues by geographical area is as follows:

	Three months ended
(in thousands)	12/31/05	12/31/04
Revenues:

United States	$26,530	$26,495
Other Americas	2,510	2,805
Intercompany	4,807	3,478
Subtotal	$33,847	$32,778

Europe/Middle East and Africa	15,110	14,437
Asia/Pacific	4,982	3,619
Intercompany	(4,807)	(3,478)
Total revenues	$49,132	$47,356

The Company has subsidiaries in foreign countries, which sell the Company’s products and services in their respective geographic areas. Intercompany revenues reflect the Company’s transfer pricing policies and primarily represent shipments of software to international subsidiaries. Intercompany revenues are eliminated from consolidated revenues.

Page	9

F. Goodwill and Other Intangible Assets
Goodwill and intangible assets as of December 31, 2005 and September 30, 2005 consist of the following:

(in thousands)	12/31/05	09/30/05
Goodwill, net	$46,337	$46,337

Acquired technology	16,654	16,654
Accumulated amortization	(14,102)	(13,748)

Sub-total acquired technology	2,552	2,906

Other intangibles	1,911	1,911
Accumulated amortization	(1,774)	(1,699)

Sub-total other intangibles	137	212

Total intangible assets, net	$49,026	$49,455

Other intangibles consist of customer contracts and customer lists.
Amortization expense of intangible assets was $429 thousand and $611 thousand for the three months ended December 31, 2005 and 2004, respectively.
As of December 31, 2005, remaining amortization expense on existing intangibles is as follows:

(in thousands)
2006 (remaining 9 months)	$1,135
2007	659
2008	659
2009	236
Total	$2,689

G. Recent Accounting Pronouncements
The FASB has issued FASB Staff Position (FSP) FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Guarantees Granted to a Business or Its Owners. The guidance in the FSP amends FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other’s.
FSP FIN 45-3 states that a guarantor should apply the recognition, measurement and disclosure provisions of FIN 45 to a guarantee granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time will be at least a specified minimum amount (minimum revenue guarantee).

Page	10

The FSP is effective for new minimum guarantees issued or modified on or after the beginning of the first quarter following November 10, 2005. Earlier application is permitted, however, the 45-3’s initial application should not be revised or restated.
The disclosure requirements of FIN 45 should be applied to all minimum revenue guarantees in the financial statements of interim or annual periods ending after the beginning of the first fiscal quarter following November 10, 2005. Thus the disclosure requirements should be applied to any minimum revenue guarantees issued prior to the initial application of this staff position, regardless of whether those guarantees were recognized and measured under FIN 45. The Company does not anticipate that FIN 45-3 will have a material impact on its consolidated results of operations.
The FASB has issued FASB Staff Position (FSP) FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Certain entities do not have, and may not be able to recreate, information about net excess tax benefits required for implementation of FAS 123(R). This FSP provides a one-time election to adopt a practical transition method that may be used when adopting FAS 123(R).
The guidance in this FSP was effective on November 10, 2005. An entity that adopts FAS 123(R) using either modified retrospective or modified prospective application, as described in paragraphs 44-78 of that Statement, may make a one-time election to adopt the transition method described in FSP FAS 123(R)-3. An entity may take up to one year from the later of its initial adoption of FAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is in the process of evaluating its transition alternatives.
H. Guarantor Arrangements
The Company warrants that the Company’s software products will perform substantially in accordance with the product specifications as contained in certain associated documentation, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. The Company’s sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to the Company’s attention during the warranty period, or if the Company is unable to provide a correction, the Company is obligated to accept the return of the product and refund the license fee paid. The Company warrants that the Company’s professional services will be provided in accordance with good professional practice, and that any software developed by the Company’s services organization will perform substantially in accordance with its approved specifications for a period of thirty days from initial delivery of the services to the customer. The Company’s sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to the Company’s attention during the warranty period, or if the Company is unable to provide a correction, the Company is obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, the Company would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, the Company has never incurred a significant expense under the Company’s product or services warranties. The Company’s liability for breach of warranty is limited to the amount of the license or services fees actually paid, and the Company maintains insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, the Company believes the estimated fair value of these warranty obligations is minimal. Accordingly, the Company has no liabilities recorded for these warranty obligations as of December 31, 2005.
Under the Company’s standard end-user license agreement, the Company agrees to indemnify the Company’s customers against infringement claims that may be brought by third parties asserting that the Company’s products infringe on certain intellectual property rights. In the Company’s services agreements with customers, the Company will also, as a matter of standard practice, agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of the Company’s services infringe on certain intellectual property rights, (b) against damages caused by the Company’s breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death caused by the Company’s services personnel while on-site at customer premises. These indemnification

Page	11

provisions are generally based on the Company’s standard contractual terms. All such provisions, whether based on the Company’s standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnification as negotiated may vary in duration and nature, and the Company’s obligations to indemnify may be unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to the Company’s knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that the Company maintains is sufficient to cover a refund of the license and services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, the Company has no liabilities recorded for any such indemnity obligations as of December 31, 2005.
When the Company acquires a business or a company, the Company may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for the assumption of any such liabilities as of December 31, 2005.

Page	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q, as well as documents incorporated herein by reference, may contain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended). The following and similar expressions identify forward-looking statements: “expects,” “anticipates,” and “estimates.” Forward-looking statements include, without limitation, statements related to: our plans, objectives, expectations and intentions; the timing of, availability and functionality of products under development or recently introduced; and market and general economic conditions. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements for various reasons, include those discussed under the heading “Risk Factors” below. These forward-looking statements speak only as of the date of this Quarterly Report, and we disclaim any obligation to update such forward looking statements as a result of any change in circumstances or otherwise.
OVERVIEW
MRO Software, Inc. is the leading global provider of asset and service management solutions. In March 2005, we released our new generation of products, Maximo Enterprise Suite (MXES). MXES is a comprehensive suite of products all built on a single, common, web-architected platform. MXES combines enhanced Enterprise Asset Management (EAM) functionality with service management capabilities that together improve the effectiveness of asset management strategies. MXES includes all the functionality required to provide IT Service Management (ITSM) capabilities, which includes advanced IT Asset Management (ITAM), service management, and a full-featured service desk, all based on the IT Infrastructure Library (ITIL) guidelines. We market our MXES solution under several product names: Maximo and Maximo Enterprise for EAM applications, Maximo Discovery for autodiscovery of IT assets, Maximo IT Asset Management (ITAM) for advanced IT Asset Management (ITAM), and Maximo Service Desk, a full-featured service desk. Most products within MXES can each be implemented separately as a stand-alone solution, or they can readily be deployed together. MXES enables compliance with contracts, service level agreements, internal corporate standards, and government regulations. Our solutions enhance asset management and ensure service performance of production, facility, transportation and IT assets. In addition, the Company offers Online Commerce Service (“OCS”). OCS is a suite of hosted technologies and applications that enable Maximo Buyer and other purchasing systems to view supplier catalogs, procure electronically, receive acknowledgements, view real-time price and stock availability, and check orders online. This service also enables suppliers of industrial goods and services to host an on-line searchable electronic catalog, and provides them with tools to manage, customize and publish electronic catalog content.
We report all our revenues and operating results in one reportable business segment. Our management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Our actual results are reported in United States dollars. International revenues accounted for 46% of total revenues for the three months ended December 31, 2005, and, therefore, the fluctuation in exchange rates can have a significant impact on our results of operations. In the three months ended December 31, 2005, the fluctuation in the Euro dollar and the British pound, in particular, had an unfavorable impact on our revenue results. We assess the impact of foreign currency exchange rates on our business, primarily revenues, by recalculating the current period’s financial results using the comparable period’s exchange rates to devise a constant currency rate in order to compare period over period results. We believe that this non-GAAP financial measure provides useful information to management and investors since it reflects performance of our international territories without the effect of changes in exchange rates. Total actual revenues increased 4% for the three months ended December 31, 2005, as compared to the three months ended December 31, 2004, however, in constant currency terms the increase is estimated to be 7%. The exchange rates had a similar impact on direct and operating expenses and, therefore, the overall impact on net income was immaterial for the three months ended December 31, 2005.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires

Page	13

that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies.
Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported financial condition and results of operations, include revenue recognition, estimating the allowance for doubtful accounts, deferred tax assets, and the valuation of long-lived assets. These critical accounting policies and estimates should be read in conjunction with the critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2005. The Company believes that at December 31, 2005, there has been no material change to this information except as follows:
The Company adopted FAS 123(R), “Share-Based Payment”, in the first quarter of fiscal 2006, using the modified prospective application method and the Black-Scholes option price model to determine the fair value for stock options. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment.
While the Company believes that its estimates are based on outcomes that are reasonably likely to occur, if actual results significantly differ from those estimated or if future changes are made to the Company’s assumptions, the amount of recognized compensation expense could change significantly. For additional information refer to Footnote C of this Quarterly Report on Form 10-Q.
REVENUES
Our revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services.

	Three		Three
	Months		Months
	Ended	Change	Ended
(in thousands)	12/31/05%		12/31/04
Software licenses	$12,815	(14%)	$14,824
Percentage of total revenues	26%		31%

Support revenues	$20,270	9%	$18,590
Percentage of total revenues	41%		39%

Services revenues	$16,047	15%	$13,942
Percentage of total revenues	33%		30%

Total revenues	$49,132	4%	$47,356
Software license revenues decreased 14% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004, and decreased approximately 10% using constant currency rates. The decrease in software license revenues was attributable to lower than expected sale of software licenses due to unfavorable timing of closing software sales during the quarter. There was only one software license sold over $1 million for the three months ended December 31, 2005 as compared to three software licenses sold over $1 million for the three months ended December 31, 2004.
Support revenues increased 9% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004, and increased approximately 11% using constant currency rates. Support revenues have increased as a result of a cumulative increase in the number of Maximo licenses and a strong renewal rate (90%) for support contracts.

Page	14

Service revenues increased 15% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004, and increased approximately 20% using constant currency rates. The increase in service revenues was primarily attributable to the recognition of services revenues on fixed priced services arrangements and an increase in services opportunities resulting from previous large software deals.
COST OF REVENUES

	Three		Three
	Months		Months
	Ended	Change	Ended
(in thousands)	12/31/05%		12/31/04
Cost of software licenses	$1,383	8%	$1,280
Percentage of software licenses revenues	11%		9%

Cost of support revenues	$3,152	9%	$2,881
Percentage of support revenues	16%		15%

Cost of services revenues	$13,022	2%	$12,734
Percentage of services revenues	81%		91%

Total cost of revenues	$17,557	4%	$16,895
Percentage of total revenues	36%		36%
Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping and amortization of acquired technology. The 8% increase in the cost of software license revenues for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 was primarily due to an increase in royalties paid to vendors of third-party software and an increase in purchases of third-party software related to our Maximo Mobile Suite product. Partially offsetting this increase was a decrease in amortization of acquired technology due to the completion of amortization of fully amortized assets. Amortization of acquired technology was $354 thousand and $519 thousand for the three months ended December 31, 2005 and 2004, respectively.
Cost of support consists primarily of personnel costs for employees and the related costs of benefits and facilities and costs for operating our OCS business. Cost of support revenues increased 9% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The increase was primarily attributable to an increase in renewals of third-party support contracts related to the Maximo Mobile Suite product and an increase in travel expenses due to a worldwide support meeting held in October 2005. Partially offsetting these increases was a decrease in indirect allocated operating expenses. Cost of support revenues, as a percentage of total support revenues, was 16% and 15% for the three months ended December 31, 2005 and 2004, respectively.
Cost of service revenues consists primarily of personnel costs for employees and the related costs of benefits and facilities and costs for utilization of third-party consultants. Cost of service revenues increased 2% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. Cost of service revenues, as a percentage of total service revenues was 81% and 91% for the three months ended December 31, 2005 and 2004, respectively. The increase in the cost of services was attributable to an increase in the utilization of third-party consultants implementing our products, an increase in reimbursable expenses and an increase in salaries and related benefits. Partially offsetting this increase was a decrease in service incentives and travel and entertainment expenses. There were worldwide professional services meetings that were held in the three months ended December 31, 2004 that were not held in the three months December 31, 2005. The decrease in the cost of service revenues, as a

Page	15

percentage of total service revenues, was due to the recognition of services revenues on fixed priced services arrangements with the corresponding expenses recorded in previous periods (timing).
OPERATING EXPENSES

	Three		Three
	Months		Months
	Ended	Change	Ended
(in thousands)	12/31/05%		12/31/04
Sales and marketing	$13,601	(11%)	$15,231
Percentage of total revenues	28%		32%

Product development	$7,453	10%	$6,780
Percentage of total revenues	15%		14%

General and administrative	$4,628	1%	$4,570
Percentage of total revenues	9%		10%
Sales and marketing expenses decreased 11% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The decrease was primarily attributable to a decrease in sales commissions due to a decrease in software license sales and a decrease in travel and entertainment expenses related to the postponement of a worldwide sales meeting to the second quarter of fiscal 2006. Partially offsetting this decrease was a general increase in salaries and related benefits.
Product development expenses increased 10% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The increases were due to an increase in salaries and related benefits due to an increase in head count and an increase in expenditures for translation of our products in various languages.
General and administrative expenses increased 1% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. General and administrative costs have mainly increased due to the costs of internal controls in order to maintain compliance with the Sarbanes Oxley Act of 2002. This includes external consultants and increased audit fees. General and administrative expenses, as a percentage of total revenues, was 9% and 10% for the three months ended December 31, 2005 and 2004, respectively.
NON-OPERATING EXPENSES

	Three		Three
	Months		Months
	Ended	Change	Ended
(in thousands)	12/31/05%		12/31/04
Interest income, net	$1,225	160%	$471
Other (expense)/ income, net	$(191)	(134)%	$570
Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. We invest a large portion of our cash in marketable securities such as United States treasury and treasury-backed instruments and highly rated conservative corporate bonds. We were able to earn more income for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 because we invested more cash in higher yielding securities, mostly higher yielding U.S. bonds.
Other (expense)/income, net includes foreign currency transaction gains and losses. We reported net currency transaction losses of $134 thousand for the three months ended December 31, 2005 and net currency transaction gains of $672 thousand for the three months ended December 31, 2004. We did not enter into any foreign exchange contracts during the three months ended December 31, 2005 or 2004.

Page	16

Transaction gains and losses are primarily attributable to settlement of foreign intercompany account balances.
INCOME TAXES
Our effective tax rate was 39% and 36% for the three months ended December 31, 2005 and 2004, respectively. The tax provision was calculated on income generated in domestic and foreign tax jurisdictions and on changes in our net deferred tax assets and liabilities. The increase in the effective tax rate was primarily attributable to a higher forecast mix of domestic versus international income for the three months ended December 31, 2005 and the expiration of the research and development credit.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2005, we had cash and cash equivalents of $123.6 million and marketable securities of $12.9 million. Our working capital was $119.3 million.
Cash provided by operations was $2.9 million for the three months ended December 31, 2005 and primarily attributable to income generated from operations and collection of accounts receivable.
Cash used in investing activities was $844 thousand for the three months ended December 31, 2005 and was used for the purchase of capital assets.
Cash provided by financing activities was $1.6 million for the three months ended December 31, 2005 and represents proceeds from our employee stock option and stock purchase plans.
As of December 31, 2005, our principal commitments consist primarily of office space and equipment operating leases for our U.S. and European headquarters. Our corporate headquarters are under a lease through December 31, 2009. We lease our other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019. We pay all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. We have also entered into sub-lease agreements for our UK facility through May 2010.
We may use a portion of our cash to acquire additional businesses, products or technologies complementary to our business. We also plan to make investments over the next year in our products and technology.
We expect that our cash flow from operations, together with our current cash and marketable securities, will be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2006. Our liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through cash flow from operations, leaving our cash reserves available for acquisitions, other investments and unanticipated expenditures. We have no long-term debt obligations. The factors that might impact our cash flows include those that might impact our business and operations generally, as described under the heading “Risk Factors”.
RECENT ACCOUNTING PRONOUNCEMENTS
The FASB has issued FASB Staff Position (FSP) FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Guarantees Granted to a Business or Its Owners. The guidance in the FSP amends FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other’s.
FSP FIN 45-3 states that a guarantor should apply the recognition, measurement and disclosure provisions of FIN 45 to a guarantee granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time will be at least a specified minimum amount (minimum revenue guarantee).

Page	17

The FSP is effective for new minimum guarantees issued or modified on or after the beginning of the first quarter following November 10, 2005. Earlier application is permitted, however, the 45-3’s initial application should not be revised or restated.
The disclosure requirements of FIN 45 should be applied to all minimum revenue guarantees in the financial statements of interim or annual periods ending after the beginning of the first fiscal quarter following November 10, 2005. Thus the disclosure requirements should be applied to any minimum revenue guarantees issued prior to the initial application of this staff position, regardless of whether those guarantees were recognized and measured under FIN 45. The Company does not anticipate that FIN 45-3 will have a material impact on its consolidated results of operations.
The FASB has issued FASB Staff Position (FSP) FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Certain entities do not have, and may not be able to recreate, information about net excess tax benefits required for implementation of FAS 123(R). This FSP provides a one-time election to adopt a practical transition method that may be used when adopting FAS 123(R).
The guidance in this FSP was effective on November 10, 2005. An entity that adopts FAS 123(R) using either modified retrospective or modified prospective application, as described in paragraphs 44-78 of that Statement, may make a one-time election to adopt the transition method described in FSP FAS 123(R)-3. An entity may take up to one year from the later of its initial adoption of FAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is in the process of evaluating its transition alternatives.
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
The markets for our products are mature and saturated and may present limited opportunity for growth, and are crowded with larger competitors that may have significant advantages.
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

Page	18

addition, our new ITAM and service desk products represent new entrants into mature markets that are currently served by larger competitors, and that are not growing.
•	The emergence and growth of the EAM, ITAM and service desk markets have attracted a large number of strong competitors, and most of the largest software companies that sell into complementary markets have developed competing EAM, ITAM or service desk products.

•	In the EAM market, large ERP vendors have developed products that compete with Maximo EAM and that are tightly integrated with the rest of their ERP product suites. In the ITAM and service desk markets, larger companies than ours have developed competing products that are delivered as part of a broader product offering. While our products may have technical or functional advantages over those of our competition, these companies are all larger than ours, they may have the ability to quickly eliminate our competitive advantages, and they are able to market their products as part of a larger solution and take advantage of customers’ desire to consolidate their information technology (IT) systems onto fewer platforms.
It is likely that these markets will continue to mature, there will be fewer sales opportunities for us within the EAM market, and competitive forces will put downward pressure on our average sales prices and rates of success.
To be competitive in the EAM market, we have made significant investments in Maximo EAM to meet the needs of specific industries in which we have a presence, such as the nuclear energy, transportation, power generation, transmission and distribution, and other industries. We refer to these industry-specific Maximo offerings as “Industry Solutions.” To address the ITAM and service desk markets, we have invested heavily in the development and release of MXES. While we continue to strengthen our Maximo EAM offering, and while we offer our products as an integrated suite that manages all of our customers’ critical assets in a manner that none of our competitors are able, these efforts may not be sufficient to overcome the effects of maturity, saturation and intense competition in our markets, and our revenues, margins, results of operation and financial condition may be materially and adversely affected.
Our efforts to reach into new markets with new products may not be successful.
Given the maturity and saturation of the traditional EAM market, in order to maintain revenues at their current levels and to grow our business, we have recently broadened our product offerings in order to develop additional sources of revenues, and we continue to do so. With the initial release of Maximo Enterprise Suite (MXES) in March 2005, we have delivered products that address the Help Desk and Service Desk markets, new markets for us. We are planning significant enhancements to this initial release, and will continue to broaden this offering. Our continuing development of MXES and of our Maximo EAM Industry Solutions, and our ability to derive revenue and grow, is subject to the following risks, among others:
•	We may not be able to develop and market our new products on time, with acceptable quality or with functions and features that meet the requirements of customers in these markets.

•	The MXES products may not contain all of the functionality deemed necessary by prospective buyers in these markets, and certain of our competitors in these new markets also offer complementary and sometimes fully integrated products that we do not offer. It may take longer than we anticipate for us to establish our presence in new markets, develop a robust and dependable flow of sales opportunities and establish predictable closure rates and revenue streams.

•	It is possible that our sales, service or support personnel may not be adequately trained and/or staffed to sell, implement or support the new products. Newly developed products require a higher level of development, distribution and support expenditures in the early stages of their product life cycles.

Page	19

•	In the event that our development efforts do not progress as intended, or if our new product releases or technologies are not successful in the markets they are intended to address, we may increase our rate of expenditure in this area over and above the level of investment experienced in the past or previously projected, which could have a material adverse affect on our results of operation or financial condition.

•	We may not derive revenues from MXES in proportion to our development investment and sales efforts, and those efforts may serve as a significant distraction from our efforts to maintain revenues at current levels in our traditional EAM market.

•	Our positioning of the combination of our traditional EAM products and our ITAM and service desk products in a single offering as a logical suite of products may not be accepted in the marketplace. As a result of this and other factors, we may not be able to benefit from the trend among customers to consolidate their IT systems, and we may not be successful in our attempts to “cross-sell” our new products into our existing accounts, or our traditional EAM products to customers primarily interested in our new products.
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
We have entered into strategic relationships with various larger companies such as IBM, SAIC, BearingPoint and Accenture LLP. In order to generate revenue through these relationships, each party must coordinate with and support the other’s sales and marketing efforts, and each party must make significant sales and marketing investments. Our ability to generate revenues from these relationships depends in large part upon the efforts of these other companies, which are outside of our control. The efforts of these companies may in turn be influenced by factors internal to these companies that impact their desire or ability to execute, by changes in their strategies, or by developments in their respective industries or markets, that we fail to anticipate.
In addition, we are renewing our focus on generating software license sales through value-added resellers, systems integrators and other indirect sales channels. We may have difficulty or we may experience delays in establishing the infrastructure necessary to initiate, maintain and support these channel relationships, and these relationships may either not materialize or they may fail to produce additional sales at all or within the timeframe that we currently anticipate. To the extent that these channels are focused on our new product offerings, they are vulnerable to unknown problems with our new products or gaps in our new offerings. As a company, we do not have experience in supporting channel relationships in this new market, and we may fail to develop the infrastructure or deliver the resources necessary to successfully support them. We may not derive revenues in proportion to our investment in channel sales, and those efforts may serve as a significant distraction from our direct sales efforts.
If we are unable to keep pace with the rapid changes in technology and customer demand that characterize our industry, our competitive position could be impaired.
The computer software industry is characterized by rapid technological advances, changes in customer requirements and frequent product introductions and enhancements by us and by our competitors. Our success depends on our abilities to enhance our current products, to develop and introduce new products that keep pace with technological developments, to respond to evolving customer requirements and changing industry standards, to offer functionality and other innovations that are unique to our products and superior to those of our competitors, and ultimately to achieve market acceptance. In particular, we believe that we must continue to innovate and develop new functionality, to respond quickly to users’ needs for new functionality and to advances in hardware and operating systems, and that we must continue to create

Page	20

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
The markets for strategic asset management software such as Maximo EAM, Maximo ITAM and Maximo Enterprise Suite (MXES) are fragmented by geography, by market and industry segments, by hardware platform and by industry orientation, and are characterized by a large number of competitors including both independent software vendors and certain ERP vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. We also compete with integrated ERP systems, which include maintenance modules offered by several large vendors, such as SAP and Oracle. In the ITAM market, we compete with companies such as Peregrine Systems (which has agreed to be acquired by Hewlett-Packard Company), Computer Associates and BMC Software. MXES will compete with all of these companies, and in the Help Desk and Service Desk markets, MXES competes with BMC Software (which recently acquired the Remedy help desk product) and Hewlett-Packard. Maximo also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.
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

Page	21

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

Page	22

in a postponement of recognition of, or even a reduction in, software license revenues, and have an adverse affect on our results of our operations.
We may be unable to effectively protect our intellectual property.
Our success is dependent upon our proprietary technology. We currently have two U.S. patents (and other corresponding patents or applications pending in various foreign countries), and we protect our technology primarily through copyrights, trademarks, trade secrets and employee and third-party nondisclosure agreements. Our software products are sometimes licensed to customers under “shrink-wrap” or “click- wrap” licenses included as part of the product packaging or acknowledged by customers who register online. Although, in larger sales, our shrink-wrap and click-wrap licenses may be accompanied by specifically negotiated agreements signed by the licensee, in many cases our shrink-wrap and click-wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of our shrink-wrap and click-wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, and limitations or liabilities and exclusions of remedies, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Finally, we sell our products through distributors and resellers, and are therefore dependent on those companies to take appropriate steps to adequately implement our contractual protections and to enforce and protect our rights. We cannot give any assurance that the steps that we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our technology or development by others of similar technology. Although we believe that our products and technology do not infringe on any valid claim of any patent or any other proprietary rights of others, we cannot give any assurance that third parties will not assert infringement claims in the future. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, could result in the deterioration or outright loss of our patent rights, copyrights or other intellectual property, and could potentially have a material adverse affect on our operating results and financial condition.
Loss of the services of one or more of our key executive officers or inability to recruit needed sales, services and technical personnel could adversely affect our business.
We are highly dependent on certain key executive officers, technical and sales employees, and the loss of one or more of such employees could have an adverse impact on our future operations. We do not have employment contracts with any personnel, and we do not maintain any so-called “key person” life insurance policies on any personnel. We continue to hire additional sales, services and technical personnel. Competition for hiring of such personnel in the software industry is intense, and from time to time we may experience difficulty in locating candidates with the appropriate qualifications within the desired geographic locations, or with certain industry specific expertise. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees.
We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.
We invest a portion of our cash in marketable securities. These securities are classified as available-for-sale and are recorded at fair value on the consolidated balance sheet with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Economic downturns and other factors subject these securities to volatility in the market place. Any resulting decline in fair value of these investments could adversely affect our financial condition.
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

Page	23

encourage employees to remain with the Company. The FASB issued changes to U.S. GAAP that requires companies to record a charge to earnings for new and unvested employee stock option grants for the first annual fiscal period beginning after July 1, 2005. This regulation could have a negative impact on our earnings. In addition, regulations of the Nasdaq National Market that require shareholder approval for all stock option plans, and regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
We face costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.
We continue to evaluate our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur expenses and management’s time continues to be diverted which could adversely affect our financial results and the market price of our common stock.
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

Page	24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is the effect of fluctuations in interest rates earned on our marketable securities and exposures to foreign currency exchange rate fluctuations.
At December 31, 2005, we held $12.9 million in marketable securities consisting of taxable securities. Interest rate movements affect the interest income we earn. We place our investments with high quality issuers and limits risk by purchasing only investment-grade securities. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.
We develop our products in the United States and market them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of December 31, 2005, we did not engage in foreign currency hedging activities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting
During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page	25

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
               None
Item 1A. Risk Factors
Information regarding risk factors appears in Part I, Item 2 “MD&A–Risk Factors” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I of our 2005 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2005 Annual Report on Form 10-K.
Item 2 Unregistered Sales of Equity Securities & Use of Proceeds
               None
Item 3 Defaults upon Senior Securities
               None
Item 4. Submission of Matters to a Vote of Security Holders
               None
Item 5. Other Information
On February 8, 2006, the Compensation Committee of the Board of Directors of MRO Software, Inc. (the “Committee”) approved a change to the vesting of restricted stock grants issued to executive officers on May 10, 2005. Rather than vesting 25% one year after the date of grant and thereafter on a monthly basis over the next three years, the shares will now vest 25% one year from the date of grant, and thereafter 25% on March 14, 2007, 2008 and 2009, respectively.
This change was effected for administrative reasons, as the Company has an obligation to withhold taxes each time that restricted shares vest, and the change will reduce the occurrence of these obligations from twelve times to once per year. There is no material affect on the equity-based compensation expense to be recorded by the Company, and no material benefit to holders of the restricted stock.
This change will be effected pursuant to written agreements with each officer in which each officer will have the option of satisfying his or her tax liability upon each vesting date by surrendering to the Company the appropriate number of shares valued at fair market value on each such date. To the extent that officers elect this option, their execution of these agreements will be intended to satisfy the criteria for the establishment of an affirmative defense contemplated under Rule 10b5-1(c) as promulgated under the Securities Exchange Act of 1934 by the Securities and Exchange Commission.
Item 6. Exhibits
We have listed the exhibits as part of this Quarterly Report on Form 10-Q in the accompanying exhibit index; which follows the signature page to this Quarterly Report on Form 10-Q.

Page	26

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRO SOFTWARE, INC.
Dated: February 09, 2006	By: /s/ Peter J. Rice
Peter J. Rice
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Page	27

EXHIBIT LIST

Exhibit		Filed with this	Incorporated by Reference
No.	Description	Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization		S-1	April 21, 1994	3.3

3.2	Amendment to Articles of Organization		10-Q	February 14, 2000	3.4

3.3	Amendment to Articles of Organization		8-K	March 9, 2001	3.4

3.4	Certificate of Vote of Directors Establishing Series A Junior Participating Preferred Stock		8-K	February 3, 1998	4	(b)

3.5	By-laws		10-Q	February 14, 2001	3.5

3.6	Amendment to By-laws		10-Q	May 15, 2001	3.3

4.1	Specimen stock certificate for common stock		S-1	April 21, 1994	4.1

4.2	Form of rights certificate		8-K	February 3, 1998	4	(c)

10.1*	Form of Option Amendment for executive officers		8-K	October 6, 2005	10.1

10.2*	Executive Bonus Plan Fiscal Year Ended September 30, 2006	X

10.3*	Amended Stock Restriction Agreement	X

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.

Page	28