Form 10-Q
period 2006-03-31
MRO SOFTWARE INC
filed 2006-05-10
CIK 920354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended March 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________
Commission File Number 0-23852
MRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State of Incorporation)	04-2448516 (I.R.S. Employer Identification Number)
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐     No ☑
Number of shares outstanding of the Registrant’s common stock as of the latest practicable date: 26,399,098 shares of common stock, $.01 par value per share, as of May 4, 2006.

MRO SOFTWARE, INC.
10-Q INDEX

MRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	September 30,
	2006	2005
(in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$131,250	$120,301
Marketable securities	6,131	5,130
Accounts receivable, trade, less allowance for doubtful accounts of $1,373 at March 31, 2006 and $1,445 at September 30, 2005, respectively	45,756	40,362
Prepaid expenses and other current assets	7,415	4,715
Deferred income taxes	1,772	1,963

Total current assets	192,324	172,471

Marketable securities	5,774	7,743
Property and equipment, net	7,058	7,210
Goodwill	46,337	46,337
Intangible assets, net	2,261	3,118
Deferred income taxes	5,736	6,412
Other assets	2,941	3,079

Total assets	$262,431	$246,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,637	$15,481
Accrued compensation	8,625	12,805
Income taxes payable	4,473	1,467
Deferred revenue	36,496	31,718
Deferred lease obligation	434	363

Total current liabilities	63,665	61,834

Deferred lease obligation	1,964	2,013
Deferred revenue	375	577
Other long term liabilities	125	240

Total liabilities	66,129	64,664

Commitments and contingencies (Note H)

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 26,151 and 25,738 issued and outstanding at March 31, 2006 and September 30, 2005, respectively	262	257
Additional paid-in capital	129,127	125,760
Retained earnings	66,248	55,098
Accumulated other comprehensive income	665	591

Total stockholders’ equity	196,302	181,706

Total liabilities and stockholders’ equity	$262,431	$246,370

The accompanying notes are an integral part of the consolidated financial statements.

MRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
(in thousands, except per share data)
Revenues:
Software	$17,662	10,174	$30,477	$24,998
Support and services	39,550	33,005	75,867	65,537

Total revenues	57,212	43,179	106,344	90,535

Cost of revenues:
Software	1,917	1,199	3,300	2,479
Support and services	17,373	16,320	33,547	31,935

Total cost of revenues	19,290	17,519	36,847	34,414

Gross profit	37,922	25,660	69,497	56,121

Operating expenses:
Sales and marketing	15,731	13,351	29,332	28,582
Product development	7,789	6,958	15,242	13,738
General and administrative	4,983	4,550	9,611	9,120

Total operating expenses	28,503	24,859	54,185	51,440

Income from operations	9,419	801	15,312	4,681

Interest income, net	1,215	647	2,440	1,118
Other income/(expense), net	208	(499)	17	71

Income before income taxes	10,842	949	17,769	5,870

Provision for income taxes	3,908	330	6,619	2,088

Net income	$6,934	$619	$11,150	$3,782

Net income per share, basic	$0.27	$0.02	$0.43	$0.15
Net income per share, diluted	$0.26	$0.02	$0.42	$0.15

Shares used to calculate net income per share
Basic	25,722	25,238	25,658	25,141
Diluted	26,603	25,727	26,597	25,559
The accompanying notes are an integral part of the consolidated financial statements.

MRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months ended
	March 31,
(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$11,150	$3,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,457	1,564
Amortization of other intangibles	857	1,221
Amortization of premium on marketable securities	—	86
Loss on sale and disposal of property and equipment	2	66
Stock-based compensation	693	95
Deferred income taxes	833	762
Changes in operating assets and liabilities:
Accounts receivable	(5,468)	3,953
Prepaid expenses and other assets	(2,544)	(221)
Accounts payable, accrued expenses and other liabilities	(1,840)	(645)
Accrued compensation	(4,156)	(2,974)
Income taxes payable	3,011	(2,097)
Deferred revenue	4,640	2,975

Net cash provided by operating activities	8,635	8,567

Cash flows from investing activities:
Acquisitions of property and equipment and other capital expenditures	(1,271)	(2,187)
Sale of marketable securities	1,000	43,094
Purchase of marketable securities	—	(36,664)

Net cash (used in)/provided by investing activities	(271)	4,243

Cash flows from financing activities:
Proceeds from exercise of employee stock options and stock purchases	2,482	2,775
Tax benefit — stock based compensation	126	—

Net cash provided by financing activities	2,608	2,775

Effect of exchange rate changes on cash and cash equivalents	(23)	505

Net increase in cash and cash equivalents	10,949	16,090

Cash and cash equivalents, beginning of period	120,301	56,982

Cash and cash equivalents, end of period	$131,250	$73,072

The accompanying notes are an integral part of the consolidated financial statements.

MRO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A.    Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. (“MRO”) and its majority-owned subsidiaries (collectively, the “Company”), as of and for the three and six month periods ended March 31, 2006 and March 31, 2005 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2006, or for any other future period.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 14, 2005.
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
Basic and diluted net income per share are calculated as follows:

	Three months ended
(in thousands, except per share data)	03/31/06	03/31/05

Net income	$6,934	$619

Weighted average common shares outstanding-basic	25,722	25,238
Effect of dilutive securities (primarily stock options)	881	489

Weighted average common shares outstanding-diluted	26,603	25,727

Net income per share, basic	$0.27	$0.02
Net income per share, diluted	$0.26	$0.02

	Six months ended
(in thousands, except per share data)	03/31/06	03/31/05

Net income	$11,150	$3,782

Weighted average common shares outstanding-basic	25,658	25,141
Effect of dilutive securities (primarily stock options)	939	418

Weighted average common shares outstanding-diluted	26,597	25,559

Net income per share, basic	$0.43	$0.15
Net income per share, diluted	$0.42	$0.15
Options to purchase shares of the Company’s common stock of 1,420,000 and 1,517,000 for the three months ended March 31, 2006 and 2005, respectively, and 1,422,000 and 1,728,000 shares for the six months ended March 31, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period.
C.    Accounting Policies
Stock Based Compensation
Effective October 1, 2005, the Company adopted the revised Statement of Financial Accounting Standards (SFAS) No. 123, Shared-Based Payment (FAS123(R)) which establishes accounting for stock based equity awards exchanged for employee services. Pursuant to FAS 123(R), share based compensation cost is determined based on the grant-date fair value of equity awards and is recognized over the employee’s requisite service period. The Company has elected the modified prospective application transition method as provided by FAS 123(R). As a result, prior financial statements presented in this Form 10-Q have not been restated to reflect the application of FAS 123(R). The Company accelerated the vesting of all outstanding unvested options so that they were fully vested as of September 30, 2005. The Company has also applied the provisions of SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which is the SEC’s interpretation of FAS 123(R).
Stock based plans — description
The Company maintains two incentive and non-qualified option plans. The 1994 Incentive and Nonqualified Stock Option Plan (the “1994 Option Plan”) and the 1999 Equity Incentive Plan (the “1999 Plan”) generally provide for the grant of non-qualified and incentive stock options, restricted stock and other awards to the Company’s non-employee directors and employees. The exercise price of incentive options must be at least equal to the fair market value of the underlying stock on the date of grant. The exercise price of non-qualified options must not be less than 85% of the fair market value of the underlying stock on the date of grant. Options generally are exercisable for ten years after the date of grant and vest over four years. The 1994 Option Plan was terminated in 1999. All unvested options, excluding non-employee director options, were accelerated on September 30, 2005. At March 31, 2006, 846,196 shares were available for grant under the 1999 Plan.
The Company also maintains an employee stock purchase plan. Eligible participants of the 2002 Employee Stock Purchase Plan (the “2002 ESPP”) may purchase common stock of the Company through payroll deductions over six month offering periods. Effective with the offering period that commenced on June 1, 2005, shares are purchased at 85% of the fair market value of the Company’s common stock on the termination of the six-month offerings. Since there is no longer a look back period related to the 2002 ESPP the Company recognized the compensation cost for the 15% discount on the date of purchase. There was no compensation cost for the three months ended March 31, 2006. The compensation cost for the six months ended March 31, 2006 was $150,695. At March 31, 2006, 589,465 shares were available for grant under the 2002 ESPP.

The stock based compensation expense incurred by the Company relative to its stock based compensation plan is as follows:

	Three months ended	Six months ended
(in thousands)	03/31/06	03/31/06

Cost of revenues	$28	$89
Sales and marketing	35	100
Product development	27	75
General and administrative	222	429

Total stock based compensation before taxes	$312	$693

Less: Income tax benefit	98	180

Net stock based compensation expense	$214	$513

Consistent with FAS 123(R) and the Company’s prior period pro forma disclosures, the fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model utilizing key assumptions including the exercise price of the option, expected term of the option, expected stock price volatility over the option’s expected term, annual risk free interest rate over the option’s expected term, and the Company’s expected dividend yield. The Company believes that the valuation technique utilized to calculate the fair values of the Company’s stock options granted during the three and six months ended March 31, 2006 are appropriate. It should be noted that estimates of fair value are not intended to predict the actual future events or the value ultimately realized by persons who receive the equity award.
The fair value of the Company’s stock options was estimated using the following assumptions pursuant to the Black-Scholes option pricing model:

Three and six months
ended
03/31/06
Weighted average fair value of grants	$8.73
Expected life (1)	6.25 Years
Expected volatility (2)	59%
Risk-free interest rate (3)	4.6%
Expected annual dividend yield (4)	0.00%
(1)	Expected life is based on the elective method for “plain vanilla” options as provided by SAB 107.
(2)	Expected volatility is based on an even weighting of the historical volatility of the Company’s stock over its expected life and the most recent two years. This weighting reflects a more accurate expectation of future volatility.
(3)	Risk-free interest rate is based on U.S. Treasury rates corresponding to the grant date and expected life.
(4)	Based on management’s expectations with respect to payment of dividends during the option term.

Option activity since September 30, 2005 under the Company’s option plan was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term (Years)	Value
Outstanding at September 30, 2005	5,029,076	$17.14	6.1
Granted	15,000	$17.24
Exercised	(62,757)	$11.25
Cancelled	(15,291)	$34.59
Outstanding at December 31, 2005	4,966,028	$17.17	5.8
Granted	348,000	$14.52
Exercised	(87,229)	$11.37
Cancelled	(8,000)	$28.43
Outstanding at March 31, 2006	5,218,799	$17.07	5.9	$16,746,855

Exercisable at March 31, 2006	4,849,439	$17.25	5.6	$16,232,570
Unvested at March 31, 2006	369,360	$14.62	9.9
Expected to vest at March 31, 2006	330,031	$14.62	9.9	$457,651
The total gross compensation cost related to stock options recorded for the three and six months ended March 31, 2006, pursuant to the adoption of FAS123(R), was $15,123 and $73,511, respectively.
As of March 31, 2006, there was $2,817,802 of total gross unrecognized compensation cost related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a weighted average period of four years.
The intrinsic value of stock options exercised for the three and six months ended March 31, 2006 was $309,618 and $563,164, respectively.
The aggregate intrinsic value of (difference between the closing price of the Company’s common stock on March 31, 2006 and the exercise price for the “in the money” options) the Company’s outstanding shares, exercisable shares and unvested shares expected to vest at March 31, 2006 is included in the table above.
Changes in the non-vested restricted stock awards since September 30, 2005 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at September 30, 2005	197,940	$13.39
Granted
Vested	(7,204)	$12.55

Forfeited
Non-vested at December 31, 2005	190,736	$13.42
Granted	197,000	$14.52
Vested	(7,196)	$12.55

Non-vested at March 31, 2006	380,540	$14.01

As of March 31, 2006, there was $4,811,469 of total gross unrecognized compensation cost related to restricted stock awards to non-employee directors and certain executives. The unrecognized compensation cost is expected to be recognized over a weighted average period of three years.

Prior to October 1, 2005, the Company accounted for stock based compensation using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company also complied with the pro forma disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation”, as amended by SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”.
The table below illustrates the effect on net income and earnings per share on a pro forma basis for the three and six months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to share based compensation.
The fair value of the Company’s stock options was estimated using the following assumptions pursuant to the Black Scholes option pricing model:

Three and six months
ended
03/31/05
Expected life (1)	4 Years
Expected volatility (2)	75.0%
Risk-free interest rate (3)	3.38%
Expected annual dividend yield (4)	0.00%
(1)	Expected life is based on expected exercise patterns.
(2)	Expected volatility is based on historical volatility of the Company’s stock.
(3)	Risk-free interest rate is based on U.S. Treasury rates corresponding to the grant date and expected life.
(4)	Based on management’s expectations with respect to payment of dividends during the option term.
Effect of FAS 123

	Three months ended	Six months ended
	03/31/05	03/31/05
Net income as reported	$619	$3,782
Add: Stock-based employee compensation included in net income	47	95

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(981)	(2,280)

Pro forma net income	$(315)	$1,597

Net income per share:
Basic — as reported	$0.02	$0.15
Basic — pro forma	$(0.01)	$0.06
Diluted — as reported	$0.02	$0.15
Diluted — pro forma	$(0.01)	$0.06

D.    Comprehensive Income:
The following table reflects the components of comprehensive income:

	Three months ended
(in thousands)	03/31/06	03/31/05

Net income	$6,934	$619
Other comprehensive income,
net of tax:
Unrealized gain/(loss) on securities arising during period	22	(83)
Foreign currency translation adjustment	269	(510)

Comprehensive income	$7,225	$26

	Six months ended
(in thousands)	03/31/06	03/31/05
Net income	$11,150	$3,782
Other comprehensive income,
net of tax:
Unrealized gain/(loss) on securities arising during period	32	(91)
Foreign currency translation adjustment	42	687

Comprehensive income	$11,224	$4,378

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
The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia/Pacific. A summary of the Company’s revenues by geographical area is as follows:

	Three months ended
(in thousands)	03/31/06	03/31/05

Revenues:

United States	$34,704	$24,898
Other Americas	2,962	2,215
Intercompany	4,339	1,755

Subtotal	$42,005	$28,868

Europe/Middle East and Africa	14,363	12,474
Asia/Pacific	5,183	3,592
Intercompany	(4,339)	(1,755)

Total revenues	$57,212	$43,179

	Six months ended
(in thousands)	03/31/06	03/31/05

Revenues:

United States	$61,234	$51,394
Other Americas	5,472	5,019
Intercompany	9,145	5,233

Subtotal	$75,851	$61,646

Europe/Middle East and Africa	29,473	26,911
Asia/Pacific	10,165	7,211
Intercompany	(9,145)	(5,233)

Total revenues	$106,344	$90,535

The Company has subsidiaries in foreign countries, which sell the Company’s products and services in their respective geographic areas. Intercompany revenues reflect the Company’s transfer pricing policies and primarily represent shipments of software to international subsidiaries. Intercompany revenues are eliminated from consolidated revenues.
F.    Goodwill and Other Intangible Assets
Goodwill and intangible assets as of March 31, 2006 and September 30, 2005 consist of the following:

	03/31/06	09/30/05
(in thousands)

Goodwill	$46,337	$46,337

Acquired technology	16,654	16,654
Accumulated amortization	(14,456)	(13,748)

Sub-total acquired technology	2,198	2,906

Other intangibles	1,911	1,911
Accumulated amortization	(1,848)	(1,699)

Sub-total other intangibles	63	212

Total intangible assets, net	$48,598	$49,455

Other intangibles consist of customer contracts and customer lists.
Amortization expense of intangible assets was $429,000 and $610,000 for the three months ended March 31, 2006 and 2005, respectively, and $857,000 and $1,200,000 for the six months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, remaining amortization expense on existing intangibles is as follows:

(in thousands)

2006 (remaining 6 months)	$707
2007	659
2008	659
2009	236

Total	$2,261

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
The FSP is effective for new minimum guarantees issued or modified on or after the beginning of the first quarter following November 10, 2005. Earlier application is permitted, however, the initial application of Fin 45-3 should not be revised or restated.
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
H.    Guarantor Arrangements
The Company warrants that the Company’s software products will perform substantially in accordance with the product specifications as contained in certain associated documentation, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. The Company’s sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to the Company’s attention during the warranty period, or if the Company is unable to provide a correction, the Company is obligated to accept the return of the product and refund the license fee paid. The Company warrants that the Company’s professional services will be provided in accordance with good professional practice, and that any software developed by the Company’s services organization will perform substantially in accordance with its approved specifications for a period of thirty days from initial delivery of the services to the customer. The Company’s sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to the Company’s attention during the warranty period, or if the Company is unable to provide a correction, the Company is obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, the Company would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, the Company has never incurred a significant expense under the Company’s product or services warranties. The Company’s liability for breach of warranty is limited to the amount of the license or services fees actually paid, and the Company maintains insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, the Company believes the estimated fair value of these warranty obligations is minimal. Accordingly, the Company has no liabilities recorded for these warranty obligations as of March 31, 2006.
Under the Company’s standard end-user license agreement, the Company agrees to indemnify the Company’s customers against infringement claims that may be brought by third parties asserting that the Company’s products infringe on certain intellectual property rights. In the Company’s services agreements with customers, the Company will also, as a matter of standard practice, agree to indemnify customers (a) against claims that may be brought by third parties asserting that the results of the Company’s services infringe on certain intellectual property rights, (b) against damages caused by the Company’s breach of certain confidentiality provisions in the contract, and (c) against damages to personal property, and death caused by the Company’s services personnel while on-site at customer premises. These indemnification provisions are generally based on the Company’s standard contractual terms. All such provisions, whether based on the Company’s standard contracts or negotiated with a given customer, are entered into in the normal course of business based on an assessment that the risk of loss is remote. The terms of the indemnification as negotiated may vary in duration and nature, and the Company’s obligations to indemnify may be unlimited as to amount. There have been no demands for indemnity and the contingencies triggering the obligation to indemnify have not occurred to the Company’s knowledge and are not expected to occur. The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that the Company maintains is sufficient to cover a refund of the license and services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, the Company has no liabilities recorded for any such indemnity obligations as of March 31, 2006.
When the Company acquires a business or a company, the Company may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for the assumption of any such liabilities as of March 31, 2006.

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
OVERVIEW
MRO Software, Inc. is the leading global provider of asset and service management solutions. In March 2005, we released our new generation of products, Maximo Enterprise Suite (MXES). MXES is a comprehensive suite of products all built on a single, common, web-architected platform. MXES combines enhanced Enterprise Asset Management (EAM) functionality with service management capabilities that together improve the effectiveness of asset management strategies. MXES includes all the functionality required to provide IT Service Management (ITSM) capabilities, which includes advanced IT Asset Management (ITAM), service management, and a full-featured service desk, all based on the IT Infrastructure Library (ITIL) guidelines. We market our MXES solution under several product names: Maximo and Maximo Enterprise for EAM applications, Maximo Discovery for autodiscovery of IT assets, Maximo IT Asset Management (ITAM) for advanced IT Asset Management (ITAM), and Maximo Service Desk, a full-featured service desk. Most products within MXES can each be implemented separately as a stand-alone solution, or they can readily be deployed together. MXES enables compliance with contracts, service level agreements, internal corporate standards, and government regulations. Our solutions enhance asset management and ensure service performance of production, facility, transportation and IT assets. Further complementing our line of MXES products, the Company released a new mobile-enabled solution in February 2006. Prior versions of Maximo used mobile technology from a third-party vendor. MXES Mobile Suite allows employees to be more productive by enabling them to efficiently perform critical work, and access critical assets and process data wherever and whenever needed, using handheld devices and mobile phones. In addition, the Company offers Online Commerce Services (OCS). OCS is a suite of hosted technologies and applications that enable Maximo Buyer and other purchasing systems to view supplier catalogs, procure electronically, receive acknowledgements, view real-time price and stock availability, and check orders online. This service also enables suppliers of industrial goods and services to host an on-line searchable electronic catalog, and provides them with tools to manage, customize and publish electronic catalog content.
We report all our revenues and operating results in one reportable business segment. Our management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Our actual results are reported in United States dollars. International revenues accounted for 39% and 42% of total revenues for the three months ended March 31, 2006 and 2005, respectively, and 42% and 43% for the six months ended March 31, 2006 and 2005, respectively, and, therefore, the fluctuation in exchange rates can have a significant impact on our results of operations. In the three and six months ended March 31, 2006, the fluctuation in the Euro dollar and the British pound, in particular, had an unfavorable impact on our revenue results. We assess the impact of foreign currency exchange rates on our business, primarily revenues, by recalculating the current period’s financial results using the comparable period’s exchange rates to devise a constant currency rate in order to compare period over period results. We believe that this non-GAAP financial measure provides useful information to management and investors since it reflects performance of our international territories without the effect of changes in exchange rates. Total actual revenues increased 32% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, and increased 17% for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. However, in constant currency terms, actual revenues increased approximately 36% for the three months ended March 31, 2006 and 20% for the six months ended March 31, 2006. The exchange rates had a similar impact on direct and operating expenses and, therefore, the overall impact on net income was immaterial for the three and six months ended March 31, 2006.
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
Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported financial condition and results of operations, include revenue recognition, estimating the allowance for doubtful accounts, deferred tax assets, and the valuation of long-lived assets. These critical accounting policies and estimates should be read in conjunction with the critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2005. The Company believes that at March 31, 2006 there has been no material change to this information except as follows:
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
REVENUES
Our revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services.

	Three		Three	Six		Six
	Months		Months	Months		Months
	Ended	Change	Ended	Ended	Change	Ended
(in thousands)	03/31/06%		03/31/05	03/31/06%		03/31/05
Software licenses	$17,662	74%	$10,174	$30,477	22%	$24,998
Percentage of total revenues	31%		23%	29%		28%

Support revenues	$20,320	8%	$18,865	$40,591	8%	$37,454
Percentage of total revenues	35%		44%	38%		41%

Service revenues	$19,230	36%	$14,140	$35,276	26%	$28,083
Percentage of total revenues	34%		33%	33%		31%

Total revenues	$57,212	32%	$43,179	$106,344	17%	$90,535
Software license revenues increased 74% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, and increased 22% for the six months ended March 31, 2006 compared to the six months ended March 31, 2006. Using constant currency rates, software license revenues increased approximately 77% for the three months ended March 31, 2006 and 25% for the six months ended March 31, 2006. The increases in software license revenues for both the three and six months ended March 31, 2006 compared to the three and six months ended March 31, 2005 was attributable to the successful penetration of our MXES suite of products, especially those targeted at certain vertical industries, and the ITSM market. The average selling price also increased, as there were four software licenses sold in excess of $1.0 million (one approximately $3.1 million) in the three months ended March 31, 2006 compared to none in excess of $1.0 million in the three months ended March 31, 2005. There were five software licenses sold in excess of $1.0 million in the six months ended March 31, 2006 compared to three in excess of $1.0 million in the six months ended March 31, 2005.
Support revenues increased 8% for both the three and six months ended March 31, 2006 compared to both the three and six months ended March 31, 2005. Using constant currency rates, support revenues increased approximately 10% for both the three and six months ended March 31, 2006. Support revenues have increased as a result of a cumulative increase in the number of Maximo licenses and a strong renewal rate (90%) for support contracts.
Service revenues increased 36% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, and increased 26% for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. Using constant currency rates, service revenues increased approximately 39% for the three months ended March 31, 2006 and 30% for the six months ended March 31, 2006. The increase in service revenues for both the three and six months ended March 31, 2006 was primarily attributable to an increase in demand for our implementation services. Also contributing to this increase was recognition of services revenues on fixed price services arrangements.
COST OF REVENUES

	Three		Three	Six		Six
	Months		Months	Months		Months
	Ended	Change	Ended	Ended	Change	Ended
(in thousands)	03/31/06%		03/31/05	03/31/06%		03/31/05
Cost of software licenses revenues	$1,917	60%	$1,199	$3,300	33%	$2,479
Percentage of software license revenues	11%		12%	11%		10%

Cost of support revenues	$3,339	13%	$2,964	$6,491	11%	$5,845
Percentage of support revenues	16%		16%	16%		16%

Cost of services revenues	$14,034	5%	$13,356	$27,056	4%	$26,090
Percentage of services revenues	73%		94%	77%		93%

Total cost of revenues	$19,290	10%	$17,519	$36,847	7%	$34,414
Percentage of total revenues	34%		41%	35%		38%
Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping and amortization of acquired technology. The increases in the cost of software license revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to an increase in purchases of third-party software for resale and royalties to third-party software vendors. The increases in the cost of software license revenues for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 was primarily due to an increase in royalties to third-party software vendors and an increase in purchases of third-party software for resale. Partially offsetting this increase was a decrease in amortization of acquired technology due to certain acquired technology/assets achieving full amortization. Amortization of acquired technology was $354 thousand and $519 thousand for the three months ended March 31, 2006 and 2005, respectively, and $708 thousand and $1.0 million for the six months ended March 31, 2006 and 2005, respectively.
Cost of support consists primarily of personnel costs for employees and the related costs of benefits and facilities. Cost of support revenues increased 13% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and increased 11% for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. The increase for both the three and six months ended March 31, 2006 compared to both the three and six months ended March 31, 2005 was primarily attributable to an increase in renewals of third-party support contracts. Also contributing to the increase for the six months ended March 31, 2006 is an increase in travel and entertainment expenses related to a worldwide support meeting held in October 2005. Partially offsetting these increases was a decrease in indirect allocated expenses. Cost of support revenues, as a percentage of total support revenues, was 16% for both the three and six months ended March 31, 2006 and 2005, respectively.
Cost of service revenues consists primarily of personnel costs for employees and the related costs of benefits and facilities and costs for utilization of third-party consultants. Cost of service revenues increased 5% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and increased 4% for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. Cost of service revenues, as a percentage of total service revenues was 73% and 94% for the three months ended March 31, 2006 and 2005, respectively, and 77% and 93% for the six months ended March 31, 2006 and 2005, respectively. The increases in the cost of services for both the three and six months ended March 31, 2006 compared to both the three and six months ended March 31, 2005 was attributable to an increase in the utilization of third-party consultants implementing our products, an increase in reimbursable expenses and an increase in salaries and related benefits. Partially offsetting these increases for both the three and six months ended March 31, 2006 were decreases in travel and entertainment expenses and service incentives. Travel and entertainment expenses decreased as a result of a worldwide professional services meeting held in fiscal year 2005 that was not held in fiscal year 2006. The decrease in service incentives is due to a change in the incentive policy. The decrease in the cost of service revenues, as a percentage of total service revenues, was due to higher utilization of staff in proportion to utilization of third-party consultants and the recognition of milestone related services revenues on fixed priced services arrangements with the corresponding expenses recorded in previous periods (timing).
OPERATING EXPENSES

	Three		Three	Six		Six
	Months		Months	Months		Months
	Ended	Change	Ended	Ended	Change	Ended
(in thousands)	03/31/06%		03/31/05	03/31/06%		03/31/05
Sales and marketing	$15,731	18%	$13,351	$29,332	3%	$28,582
Percentage of total revenues	27%		31%	28%		32%

Product development	$7,789	12%	$6,958	$15,242	11%	$13,738
Percentage of total revenues	14%		16%	14%		15%

General and administrative	$4,983	10%	$4,550	$9,611	5%	$9,120
Percentage of total revenues	9%		11%	9%		10%
Sales and marketing expenses increased 18% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and 3% for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. The increase for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily attributable to an increase in travel and entertainment expenses due to a worldwide sales meeting held in January 2006, a general increase in salaries and related benefits, and an increase in sales commissions due to an increase in software license sales. The increase for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 was primarily attributable to a general increase in salaries and related benefits and an increase in travel and entertainment expenses related to a worldwide sales meeting. Partially offsetting this increase was a decrease in sales commissions due to changes in the sales commission policy. The decrease in the sales and marketing expenses, as a percentage of revenues was primarily due to the change in the sales commission policy.
Product development expenses increased 12% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and 11% for the six months ended March 31, 2006 compared to the six months ended

March 31, 2005. The increases were due to an increase in salaries and related benefits due to an increase in headcount and an increase in expenditures for translation of our products in various languages.
General and administrative expenses increased 10% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and 5% for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. The increases for both the three and six months ended March 31, 2006 compared to both the three and six months ended March 31, 2005 are primarily due to a general increase in salaries and related benefits. General and administrative costs have also increased due to the costs of internal controls in order to maintain compliance with the Sarbanes Oxley Act of 2002. This includes external consultants and increased audit fees. General and administrative expenses, as a percentage of total revenues, was 9% and 11% for the three months ended March 31, 2006 and 2005, respectively and 9% and 10% for the six months ended March 31, 2006 and 2005, respectively.
NON-OPERATING EXPENSES

	Three		Three	Six		Six
	Months		Months	Months		Months
	Ended	Change	Ended	Ended	Change	Ended
(in thousands)	03/31/06%		03/31/05	03/31/06%		03/31/05
Interest income, net	$1,215	88%	$647	$2,440	118%	$1,118
Other income/(expense), net	$208	142%	$(499)	$17	(76)%	$71
Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. We invest a large portion of our cash in marketable securities such as United States treasury and treasury-backed instruments and highly rated conservative corporate bonds. We were able to earn more income for the three and six months ended March 31, 2006 as compared to the three and six months ended March 31, 2005 because we invested more cash in higher yielding securities, mostly higher yielding U.S. bonds.
Other income/(expense), net includes foreign currency transaction gains and losses. We reported net currency transaction gains of $75 thousand for the three months ended March 31, 2006 compared to net currency transaction losses of $534 thousand for the three months ended March 31, 2005 and net currency transaction losses of $59 thousand for the six months ended March 31, 2006 compared to net currency transaction gains of $138 thousand for the six months ended March 31, 2005. We did not enter into any foreign exchange contracts during the three and six months ended March 31, 2006 or 2005, respectively. Transaction gains and losses are primarily attributable to settlement of foreign intercompany account balances.
INCOME TAXES
Our effective tax rate was 36% and 35% for the three months ended March 31, 2006 and 2005, respectively, and 37% and 36% for the six months ended March 31, 2006 and 2005, respectively. The tax provision was calculated on income generated in domestic and foreign tax jurisdictions and on changes in our net deferred tax assets and liabilities. The increase in the effective tax rate for the three and six months ended March 31, 2006 was primarily attributable to a higher forecast mix of domestic versus international income and the expiration of the research and development credit.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2006, we had cash and cash equivalents of $131.3 million and marketable securities of $11.9 million. Our working capital was $128.7 million.
Cash provided by operations was $8.6 million for the six months ended March 31, 2006 and primarily attributable to income generated from operations.

Cash used in investing activities was $271 thousand for the six months ended March 31, 2006 and was used for the purchase of capital assets offset by the sale of marketable securities.
Cash provided by financing activities was $2.6 million for the six months ended March 31, 2006 and represents proceeds from our employee stock option and stock purchase plans.
As of March 31, 2006, our principal commitments consist primarily of office space and equipment operating leases for our U.S. and European headquarters. Our corporate headquarters are under a lease through December 31, 2009. We lease our other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019. We pay all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. We have also entered into sub-lease agreements for our UK facility through May 2010.
We may use a portion of our cash to acquire additional businesses, products or technologies complementary to our business. We also plan to make investments over the next year in our products and technology.
We expect that our cash flow from operations, together with our current cash and marketable securities, will be sufficient to meet our working capital and capital expenditure requirements through at least March 31, 2007. Our liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through cash flow from operations, leaving our cash reserves available for acquisitions, other investments and unanticipated expenditures. We have no long-term debt obligations. The factors that might impact our cash flows include those that might impact our business and operations generally, as described under the heading “Risk Factors”.
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
The FSP is effective for new minimum guarantees issued or modified on or after the beginning of the first quarter following November 10, 2005. Earlier application is permitted, however, the initial application of Fin 45-3 should not be revised or restated.
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
Given the maturity and saturation of the traditional EAM market, in order to maintain revenues at their current levels and to grow our business, we have recently broadened our product offerings in order to develop additional sources of revenues, and we continue to do so. With the initial release of Maximo Enterprise Suite (MXES) in March 2005, we have delivered products that address the Help Desk and Service Desk markets, new markets for us. We will continue to enhance this product and broaden our offerings. Our continuing development of MXES and of our Maximo EAM Industry Solutions, and our ability to derive revenue and grow, is subject to the following risks, among others:
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
The markets for strategic asset management software such as Maximo EAM, Maximo ITAM and Maximo Enterprise Suite (MXES) are fragmented by geography, by market and industry segments, by hardware platform and by industry orientation, and are characterized by a large number of competitors including both independent software vendors and certain ERP vendors. Independent software vendors include DataStream Systems, Inc. and Indus International, Inc. We also compete with integrated ERP systems, which include maintenance modules offered by several large vendors, such as SAP and Oracle. In the ITSM market, we compete with companies such as Peregrine Systems (which has been acquired by Hewlett-Packard Company), Computer Associates and BMC Software. MXES will compete with all of these companies, and in the Help Desk and Service Desk markets, MXES competes with BMC Software (which acquired the Remedy help desk product) and Hewlett-Packard. Maximo also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.
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
We have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with the Company. The FASB issued changes to U.S. GAAP that requires companies to record a charge to earnings for new and unvested employee stock option grants for the first annual fiscal period beginning after July 1, 2005. This regulation could have a negative impact on our earnings. In addition, regulations of the Nasdaq Global Market that require shareholder approval for all stock option plans, and regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
At March 31, 2006, we held $11.9 million in marketable securities consisting of taxable securities. Interest rate movements affect the interest income we earn. We place our investments with high quality issuers and limits risk by purchasing only investment-grade securities. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.
We develop our products in the United States and market them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of March 31, 2006, we did not engage in foreign currency hedging activities.
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
Information regarding risk factors appears in Part I, Item 2 “MD&A — Risk Factors” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I of our 2005 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2005 Annual Report on Form 10-K.

Item 2	Unregistered Sales of Equity Securities & Use of Proceeds
None

Item 3	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on March 14, 2006. At the Annual Meeting, our stockholders voted to approve the following actions by the following votes:
Proposal 1.          Election of two Class I Directors to serve until the 2009 annual meeting:

Robert L. Daniels

For	Withheld
18,686,950	1,862,934

John A. McMullen

For	Withheld

18,384,927	2,164,957
Proposal 2.          Approval of an amendment to our 2002 Employee Stock Purchase Plan to increase the number of shares issuable there under by an additional 500,000 shares:

For	Against	Abstain	Non-Vote

16,766,284	1,668,024	60,420	2,055,156
Proposal 3.          Ratification of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP:

For	Against	Abstain	Non-Vote

20,469,362	74,296	6,226	0

Item 5.	Other Information
None

Item 6.	Exhibits
We have listed the exhibits filed as part of this Quarterly Report on Form 10-Q in the accompanying exhibit index, which follows the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MRO SOFTWARE, INC.
Dated: May 10, 2006	By:	/s/ Peter J. Rice
Peter J. Rice
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT LIST

			Incorporated by Reference
Exhibit		Filed with this			Exhibit
No.	Description	Form 10-Q	Form	Filing Date	No.
3.1	Amended and Restated Articles of Organization		S-1	April 21, 1994	3.3

3.2	Amendment to Articles of Organization		10-Q	February 14, 2000	3.4

3.3	Amendment to Articles of Organization		8-K	March 9, 2001	3.4

3.4	Certificate of Vote of Directors Establishing Series A Junior Participating Preferred Stock		8-K	February 3, 1998	4	(b)

3.5	By-laws		10-Q	February 14, 2001	3.5

3.6	Amendment to By-laws		10-Q	May 15, 2001	3.3

4.1	Specimen stock certificate for common stock		S-1	April 21, 1994	4.1

4.2	Form of rights certificate		8-K	February 3, 1998	4	(c)

10.1*	Form of Option Amendment for executive officers		8-K	October 6, 2005	10.1

10.2*	Executive Bonus Plan Fiscal Year Ended September 30, 2006		10-Q	February 9, 2006	10.2

10.3*	Amended Stock Restriction Agreement		10-Q	February 9, 2006	10.3

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*	Management contract or compensatory plan.