Form 10-Q
period 2006-06-30
MRO SOFTWARE INC
filed 2006-08-09
CIK 920354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-23852
MRO SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2448516
(State of Incorporation)	(I.R.S. Employer Identification Number)

100 CROSBY DRIVE, BEDFORD, MASSACHUSETTS (Address of principal executive offices)	01730 (Zip code)
(781) 280-2000
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐      Accelerated filer ☑      None-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☑
Number of shares outstanding of the Registrant’s common stock as of the latest practicable date: 26,658,119 shares of common stock, $.01 par value per share, as of August 7, 2006.

MRO SOFTWARE, INC.
10-Q INDEX

MRO SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	September 30,
	2006	2005
(in thousands, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$120,802	$120,301
Marketable securities	33,283	5,130
Accounts receivable, trade, less allowance for doubtful accounts of $1,254 at June 30, 2006 and $1,445 at September 30, 2005, respectively	48,274	40,362
Prepaid expenses and other current assets	7,302	4,715
Deferred income taxes	1,743	1,963

Total current assets	211,404	172,471

Marketable securities	6,902	7,743
Property and equipment, net	6,868	7,210
Goodwill	46,337	46,337
Intangible assets, net	1,844	3,118
Deferred income taxes	5,380	6,412
Other assets	3,025	3,079

Total assets	$281,760	$246,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$13,070	$15,481
Accrued compensation	11,441	12,805
Income taxes payable	5,165	1,467
Deferred revenue	37,165	31,718
Deferred lease obligation	437	363

Total current liabilities	67,278	61,834

Deferred lease obligation	1,900	2,013
Deferred revenue	301	577
Other long term liabilities	74	240

Total liabilities	69,553	64,664

Commitments and contingencies (Note I)

Stockholders’ equity
Preferred stock, $0.01 par value;1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 26,623 and 25,738 issued and outstanding at June 30, 2006 and September 30, 2005, respectively	266	257
Treasury stock, 12 and 0, at June 30, 2006 and September 30, 2005, respectively, at cost	(237)	—
Additional paid-in capital	136,593	125,760
Retained earnings	73,720	55,098
Accumulated other comprehensive income	1,865	591

Total stockholders’ equity	212,207	181,706

Total liabilities and stockholders’ equity	$281,760	$246,370

The accompanying notes are an integral part of the consolidated financial statements.

MRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(in thousands, except per share data)
Revenues:
Software	$21,513	19,233	$51,990	$44,231
Support and services	38,835	33,997	114,702	99,534

Total revenues	60,348	53,230	166,692	143,765

Cost of revenues:
Software	1,352	2,608	4,652	5,087
Support and services	17,983	16,441	51,530	48,376

Total cost of revenues	19,335	19,049	56,182	53,463

Gross profit	41,013	34,181	110,510	90,302

Operating expenses:
Sales and marketing	16,637	15,861	45,969	44,443
Product development	8,089	8,183	23,331	21,921
General and administrative	5,556	4,486	15,167	13,606

Total operating expenses	30,282	28,530	84,467	79,970

Income from operations	10,731	5,651	26,043	10,332

Interest income, net	1,468	693	3,861	1,811
Other (expense )/income , net	(48)	7	16	78

Income before income taxes	12,151	6,351	29,920	12,221

Provision for income taxes	4,679	2,289	11,298	4,377

Net income	$7,472	$4,062	$18,622	$7,844

Net income per share, basic	$0.29	$0.16	$0.72	$0.31
Net income per share, diluted	$0.27	$0.16	$0.69	$0.31

Shares used to calculate net income per share
Basic	26,061	25,327	25,797	25,206
Diluted	27,393	25,936	26,880	25,687
The accompanying notes are an integral part of the consolidated financial statements.

MRO SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended
	June 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$18,622	$7,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,224	2,303
Amortization of other intangibles	1,274	1,829
Amortization of premium on marketable securities	54	(57)
Loss on sale and disposal of property and equipment	1	62
Stock-based compensation	1,403	236
Deferred income taxes	1,284	1,659
Changes in operating assets and liabilities:
Accounts receivable	(7,196)	(2,385)
Prepaid expenses and other assets	(2,304)	(42)
Accounts payable, accrued expenses and other liabilities	(2,905)	680
Accrued compensation	(1,492)	(247)
Income taxes payable	3,705	(1,408)
Deferred revenue	4,603	2,922

Net cash provided by operating activities	19,273	13,396

Cash flows from investing activities:
Acquisitions of property and equipment and other capital expenditures	(1,883)	(2,669)
Sale of marketable securities	3,105	193,858
Purchase of marketable securities	(30,415)	(183,178)

Net cash (used in)/provided by investing activities	(29,193)	8,011

Cash flows from financing activities:
Proceeds from exercise of employee stock options and stock purchases	8,321	4,322
Purchase of treasury stock	(237)	—
Excess tax benefit on stock awards	1,106	—

Net cash provided by financing activities	9,190	4,322

Effect of exchange rate changes on cash and cash equivalents	1,231	(448)

Net increase in cash and cash equivalents	501	25,281

Cash and cash equivalents, beginning of period	120,301	56,982

Cash and cash equivalents, end of period	$120,802	$82,263

The accompanying notes are an integral part of the consolidated financial statements.

MRO SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of MRO Software, Inc. (“MRO”) and its majority-owned subsidiaries (collectively, the “Company”), as of and for the three and nine month periods ended June 30, 2006 and June 30, 2005 and have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on September 30, 2006, or for any other future period.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2005.
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
Basic and diluted net income per share are calculated as follows:

	Three months ended
(in thousands, except per share data)	06/30/06	06/30/05
Net income	$7,472	$4,062

Weighted average common shares outstanding-basic	26,061	25,327
Effect of dilutive securities (primarily stock options)	1,332	609

Weighted average common shares outstanding-diluted	27,393	25,936

Net income per share, basic	$0.29	$0.16
Net income per share, diluted	$0.27	$0.16

	Nine months ended
(in thousands, except per share data)	06/30/06	06/30/05
Net income	$18,622	$7,844

Weighted average common shares outstanding-basic	25,797	25,206
Effect of dilutive securities (primarily stock options)	1,083	481

Weighted average common shares outstanding-diluted	26,880	25,687

Net income per share, basic	$0.72	$0.31
Net income per share, diluted	$0.69	$0.31
Options to purchase 1,258,000 and 1,476,000 shares of the Company’s common stock for the three months ended June 30, 2006 and 2005, respectively, and 1,290,000 and 1,761,000 shares for the nine months ended June 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period.
C. Stock Based Compensation
Effective October 1, 2005, the Company adopted the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Shared-Based Payment (“FAS123(R)”) which establishes accounting for stock based equity awards exchanged for services. Pursuant to FAS 123(R), share based compensation cost is determined based on the grant-date fair value of equity awards and is recognized over the employee’s requisite service period. The Company has elected the modified prospective application transition method as provided by FAS 123(R). As a result, prior financial statements presented in this Form 10-Q have not been restated to reflect the application of FAS 123(R). The Company accelerated the vesting of all outstanding unvested options so that they were fully vested as of September 30, 2005. The Company has also applied the provisions of SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which is the SEC’s interpretation of FAS 123(R).
Stock based plans — description
The Company maintains two incentive and non-qualified option plans. The 1994 Incentive and Nonqualified Stock Option Plan (the “1994 Option Plan”) and the 1999 Equity Incentive Plan (the “1999 Plan”) generally provide for the grant of non-qualified and incentive stock options, restricted stock and other awards to the Company’s non-employee directors and employees. The exercise price of incentive options must be at least equal to the fair market value of the underlying stock on the date of grant. The exercise price of non-qualified options must not be less than 85% of the fair market value of the underlying stock on the date of grant. Options generally are exercisable for ten years after the date of grant and vest over four years. The 1994 Option Plan was terminated in 1999. All unvested options, excluding non-employee director options, were accelerated on September 30, 2005. At June 30, 2006, 836,196 shares were available for grant under the 1999 Plan.
The Company also maintains an employee stock purchase plan. Participants eligible under the 2002 Employee Stock Purchase Plan (the “2002 ESPP”) may purchase common stock of the Company through payroll deductions over six month offering periods. Effective with the offering period that commenced on June 1, 2005, shares are purchased at 85% of the fair market value of the Company’s common stock on the termination of the six-month offering periods. Since there is no longer a look back period related to the 2002 ESPP, the Company recognizes the compensation cost for the 15% discount on the date of purchase. The compensation cost for the three and nine months ended June 30, 2006 was $144,000 and $295,000, respectively. At June 30, 2006, 543,424 shares were available for grant under the 2002 ESPP.

The stock based compensation expense incurred by the Company relative to its stock based compensation plans is as follows:

	Three months	Nine months
	ended	ended
(in thousands)	06/30/06	06/30/06
Cost of revenues	$133	$222
Sales and marketing	146	246
Product development	103	178
General and administrative	328	757

Total stock based compensation before taxes	$710	$1,403

Less: Income tax benefit	146	326

Net stock based compensation expense	$564	$1,077

Consistent with FAS 123(R) and the Company’s prior period pro forma disclosures, the fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model utilizing key assumptions including the exercise price of the option, expected term of the option, expected stock price volatility over the option’s expected term, annual risk free interest rate over the option’s expected term, and the Company’s expected dividend yield. The Company believes that the valuation technique utilized to calculate the fair values of the Company’s stock options granted during the three and nine months ended June 30, 2006 are appropriate. It should be noted that estimates of fair value are not intended to predict the actual future events or the value ultimately realized by persons who receive the equity award.
The fair value of the Company’s stock options was estimated using the following assumptions pursuant to the Black-Scholes option pricing model:

	Three months ended	Nine months ended
	06/30/06	06/30/06
Weighted average fair value of grants	$12.33	$8.84
Expected life (1)	6.20 Years	6.11 Years
Expected volatility (2)	61.0%	59.0%
Risk-free interest rate (3)	5.0%	4.62%
Expected annual dividend yield (4)	0.00%	0.00%

(1)	Expected life is based on the elective method for “plain vanilla” options as provided by SAB 107.

(2)	Expected volatility is based on an even weighting of the historical volatility of the Company’s stock over its expected life and the most recent two years. This weighting reflects a more accurate expectation of future volatility.

(3)	Risk-free interest rate is based on U.S. Treasury rates corresponding to the grant date and expected life.

(4)	Based on management’s expectations with respect to payment of dividends during the option term.

Option activity since September 30, 2005 under the Company’s option plans was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term (Years)	Value
Outstanding at September 30, 2005	5,029,076	$17.14	6.1
Granted	15,000	$17.24
Exercised	(62,757)	$11.25
Cancelled	(15,291)	$34.59

Outstanding at December 31, 2005	4,966,028	$17.17	5.8
Granted	348,000	$14.52
Exercised	(87,229)	$11.37
Cancelled	(8,000)	$28.43

Outstanding at March 31, 2006	5,218,799	$17.07	5.9	$16,746,855
Granted	15,000	$19.98
Exercised	(427,070)	$11.63
Cancelled	(5,600)	$23.60

Outstanding at June 30, 2006	4,801,129	$17.55	5.6	$29,419,089

Exercisable at June 30, 2006	4,417,723	$17.79	5.3	$27,410,480

Unvested at June 30, 2006	383,406	$14.83	9.7

Expected to vest at June 30, 2006	347,993	$14.83	9.7	$1,820,055

The Company expects that of the 383,406 unvested options at June 30, 2006 that 347,993 of these options will vest over the remaining contractual life.
The total gross compensation cost related to stock options recorded for the three and nine months ended June 30, 2006, pursuant to the adoption of FAS123(R), was $181,692 and $255,203, respectively.
As of June 30, 2006, there was $2,864,157 of total gross unrecognized compensation cost related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a weighted average period of four years.
The intrinsic value of stock options exercised for the three and nine months ended June 30, 2006 was $3,412,359 and $3,975,523, respectively.
The aggregate intrinsic value (difference between the closing price of the Company’s common stock on June 30, 2006 and the exercise price for the “in the money” options) of the Company’s outstanding shares, exercisable shares and unvested shares expected to vest at June 30, 2006 is included in the table above.

Changes in the non-vested restricted stock awards since September 30, 2005 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at September 30, 2005	197,940	$13.39
Granted
Vested	(7,204)	$12.55

Non-vested at December 31, 2005	190,736	$13.42
Granted	197,000	$14.52
Vested	(7,196)	$12.55

Non-vested at March 31, 2006	380,540	$14.01
Granted
Vested	(41,970)	$13.45

Non-vested at June 30, 2006	338,570	$14.08

As of June 30, 2006, there was $4,427,918 of total gross unrecognized compensation cost related to restricted stock awards to non-employee directors and certain executives. The unrecognized compensation cost is expected to be recognized over a weighted average period of three years.
Prior to October 1, 2005, the Company accounted for stock based compensation using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company also complied with the pro forma disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation”, as amended by SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”.
The table below illustrates the effect on net income and earnings per share on a pro forma basis for the three and nine months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to share based compensation.
The fair value of the Company’s stock options was estimated using the following assumptions pursuant to the Black Scholes option pricing model:

	Three months ended	Nine months ended
	06/30/05	06/30/05
Expected life (1)	3 Years	3.4 Years
Expected volatility (2)	75.0%	75.0%
Risk-free interest rate (3)	3.74%	3.59%
Expected annual dividend yield (4)	0.00%	0.00%

(1)	Expected life is based on expected exercise patterns.

(2)	Expected volatility is based on historical volatility of the Company’s stock.

(3)	Risk-free interest rate is based on U.S. Treasury rates corresponding to the grant date and expected life.

(4)	Based on management’s expectations with respect to payment of dividends during the option term.

Effect of FAS 123

	Three months ended	Nine months ended
(in thousands, except per share amounts)	06/30/05	06/30/05
Net income as reported	$4,062	$7,844
Add: Stock-based employee compensation included in net income	142	236

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,252)	(3,532)

Pro forma net income	$2,952	$4,548

Net income per share:
Basic – as reported	$0.16	$0.31
Basic – pro forma	$0.12	$0.18
Diluted – as reported	$0.16	$0.31
Diluted – pro forma	$0.11	$0.18
D. Goodwill and Other Intangible Assets
Goodwill and other intangible assets as of June 30, 2006 and September 30, 2005 consist of the following:

(in thousands)	06/30/06	09/30/05
Goodwill	$46,337	$46,337

Acquired technology	16,654	16,654
Accumulated amortization	(14,810)	(13,748)

Sub-total acquired technology	1,844	2,906

Other intangibles	1,911	1,911

Accumulated amortization	(1,911)	(1,699)

Sub-total other intangibles	—	212

Total intangible assets, net	$48,181	$49,455

Other intangibles consist of customer contracts and customer lists.
Amortization expense of intangible assets was $417,000 and $608,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,274,000 and $1,829,000 for the nine months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, remaining amortization expense on existing intangibles is as follows:

(in thousands)
2006 (remaining 3 months)	$290
2007	659
2008	659
2009	236

Total	$1,844

E. Stockholders Equity
During the quarter ended June 30, 2006, the Company acquired 11,699 thousand shares of common stock from certain executives in satisfaction of tax withholding requirements. These shares are being held as treasury shares.
F. Comprehensive Income:
The following table reflects the components of comprehensive income:

	Three months ended
(in thousands)	06/30/06	06/30/05
Net income	$7,472	$4,062
Other comprehensive income, net of tax:
Unrealized gain on securities arising during period	12	69
Foreign currency translation adjustment	1,188	(949)

Comprehensive income	$8,672	$3,182

	Nine months ended
(in thousands)	06/30/06	06/30/05
Net income	$18,622	$7,844
Other comprehensive income, net of tax:
Unrealized gain/(loss) on securities arising during period	45	(22)
Foreign currency translation adjustment	1,229	(262)

Comprehensive income	$19,896	$7,560

G. Segment Information, Geographic Data and Major Customers:
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
The Company manages its business in the following geographic areas: United States, Other Americas (Canada and Latin America), Europe/Middle East and Africa, and Asia/Pacific. A summary of the Company’s revenues by geographical area is as follows:

	Three months ended
(in thousands)	6/30/2006	6/30/2005
Revenues:
United States	$40,212	$31,089
Other Americas	2,961	2,419
Intercompany	1,211	3,641

Subtotal	$44,384	$37,149

Europe/Middle East and Africa	12,826	15,357
Asia/Pacific	4,349	4,365
Intercompany	(1,211)	(3,641)

Total revenues	$60,348	$53,230

	Nine months ended
(in thousands)	6/30/2006	6/30/2005
Revenues:
United States	$101,446	$82,482
Other Americas	8,433	7,438
Intercompany	10,357	8,874

Subtotal	$120,236	$98,794

Europe/Middle East and Africa	42,299	42,268
Asia/Pacific	14,514	11,577
Intercompany	(10,357)	(8,874)

Total revenues	$166,692	$143,765

The Company has subsidiaries in foreign countries, which sell the Company’s products and services in their respective geographic areas. Intercompany revenues reflect the Company’s transfer pricing policies and primarily represent shipments of software to international subsidiaries. Intercompany revenues are eliminated from consolidated revenues.
H. Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a more likely than not recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation is effective beginning in our first quarter of fiscal 2008. The Company is currently analyzing the requirements of this Interpretation and has not determined its impact on its consolidated financial statements.
The FASB has issued FASB Staff Position (“FSP”) FIN No. 45-3, Application of FASB Interpretation No. 45 to Minimum Guarantees Granted to a Business or Its Owners. The guidance in the FSP amends FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other’s. FSP FIN 45-3 states that a guarantor should apply the recognition, measurement and disclosure provisions of FIN 45 to a guarantee granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time will be at least a specified minimum amount (minimum revenue guarantee).

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
The FASB has issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Certain entities do not have, and may not be able to recreate, information about net excess tax benefits required for implementation of FAS 123(R). This FSP provides a one-time election to adopt a practical transition method that may be used when adopting FAS 123(R).
The guidance in this FSP was effective on November 10, 2005. An entity that adopts FAS 123(R) using either modified retrospective or modified prospective application may make a one-time election to adopt the transition method described in FSP FAS 123(R)-3. An entity may take up to one year from the later of its initial adoption of FAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is in the process of evaluating its transition alternatives. Until and unless the Company elects the transition method described in the FSP, the transition method provided in FAS 123(R) is being followed.
I. Guarantor Arrangements
The Company warrants that the Company’s software products will perform substantially in accordance with the product specifications as contained in certain associated documentation, which is provided with the products, for a period of ninety days from initial delivery of the products to the customer. The Company’s sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to the Company’s attention during the warranty period, or if the Company is unable to provide a correction, the Company is obligated to accept the return of the product and refund the license fee paid. The Company warrants that the Company’s professional services will be provided in accordance with good professional practice, and that any software developed by the Company’s services organization will perform substantially in accordance with its approved specifications for a period of thirty days from initial delivery of the services to the customer. The Company’s sole obligation under this warranty is to use reasonable efforts to correct a verified problem that is brought to the Company’s attention during the warranty period, or if the Company is unable to provide a correction, the Company is obligated to accept the return of the deliverables and refund the fee paid for the services. If necessary, the Company would provide for the estimated cost of product and services warranties based on specific warranty claims and claim history. However, the Company has never incurred a significant expense under the Company’s product or services warranties. The Company’s liability for breach of warranty is limited to the amount of the license or services fees actually paid, and the Company maintains insurance covering such claims in an amount sufficient to cover a refund of the license or services fees paid by any particular customer during the last 12 months. As a result, the Company believes the estimated fair value of these warranty obligations is minimal. Accordingly, the Company has no liabilities recorded for these warranty obligations as of June 30, 2006.
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

The Company maintains insurance that covers such indemnification obligations, and the amount of coverage that the Company maintains is sufficient to cover a refund of the license and services fees received from any particular customer during the last 12 months. Historically, the Company has not made any material payments pursuant to any such indemnity obligations. Accordingly, the Company has no liabilities recorded for any such indemnity obligations as of June 30, 2006.
When the Company acquires a business or a company, the Company may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for the assumption of any such liabilities as of June 30, 2006.
J. Subsequent Event
On August 3, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, International Business Machines Corporation, a New York corporation (“IBM”) and Kennesaw Acquisition Corporation, a Massachusetts corporation and a wholly-owned subsidiary of IBM (“Sub”) pursuant to which IBM will acquire all of the outstanding equity interests of the Company.
In accordance with the Merger Agreement, the Company will merge with and into Sub, with the Company continuing as the surviving corporation and a wholly owned subsidiary of IBM. The merger consideration will consist of an all-cash transaction at a price of approximately $740 million or $25.80 in cash per share of Common Stock of the Company (other than shares held by the Company or IBM, which will be canceled and retired). Details of the Merger Agreement can be found in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.
The transaction has been approved by the Company’s board of directors and is subject to shareholder approval, regulatory approvals and other customary closing conditions. The Company expects the transaction to close in the fourth quarter of calendar year 2006.

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
On August 3, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, International Business Machines Corporation, a New York corporation (“IBM”) and Kennesaw Acquisition Corporation, a Massachusetts corporation and a wholly-owned subsidiary of IBM (“Sub”) pursuant to which IBM will acquire all of the outstanding equity interests of the Company.
In accordance with the Merger Agreement, the Company will merge with and into Sub, with the Company continuing as the surviving corporation and a wholly owned subsidiary of IBM. The merger consideration will consist of an all-cash transaction at a price of approximately $740 million or $25.80 in cash per share of Common Stock of the Company (other than shares held by the Company or IBM, which will be canceled and retired). Details of the Merger Agreement can be found in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.

The transaction has been approved by the Company’s board of directors and is subject to shareholder approval, regulatory approvals and other customary closing conditions. The Company expects the transaction to close in the fourth quarter of calendar year 2006.
We report all our revenues and operating results in one reportable business segment. Our management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Our actual results are reported in United States dollars. International revenues accounted for 33% and 42% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 39% and 43% for the nine months ended June 30, 2006 and 2005, respectively, and, therefore, fluctuation in exchange rates can have a significant impact on our results of operations. In the three months ended June 30, 2006, the fluctuation in exchange rates had no impact on our revenue results. In the nine months ended June 30, 2006, the fluctuation in the British pound and Euro dollar, in particular, had an unfavorable impact on our revenue results. We assess the impact of foreign currency exchange rates on our business, primarily revenues, by recalculating the current period’s financial results using the comparable period’s exchange rates to devise a constant currency rate in order to compare period over period results. We believe that this non-GAAP financial measure provides useful information to management and investors since it reflects performance of our international territories without the effect of changes in exchange rates. Total actual revenues increased 13% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, and increased 16% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. However, in constant currency terms, actual revenues increased approximately 13% for the three months ended June 30, 2006 and 18% for the nine months ended June 30, 2006. The exchange rates had a similar impact on direct and operating expenses and, therefore, the overall impact on net income was immaterial for the three and nine months ended June 30, 2006.
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
Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported financial condition and results of operations, include revenue recognition, estimating the allowance for doubtful accounts, deferred tax assets, and the valuation of long-lived assets. These critical accounting policies and estimates should be read in conjunction with the critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2005. The Company believes that at June 30, 2006 there has been no material change to this information except as follows:
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

REVENUES
Our revenues are derived primarily from two sources: (i) software licenses, and (ii) fees for support and services.

	Three		Three	Nine		Nine
	Months		Months	Months		Months
	Ended	Change	Ended	Ended	Change	Ended
(in thousands)	06/30/06%		06/30/05	06/30/06%		06/30/05

Software licenses	$21,513	12%	$19,233	$51,990	18%	$44,231
Percentage of total revenues	36%		36%	31%		31%

Support revenues	$21,321	14%	$18,732	$61,912	10%	$56,186
Percentage of total revenues	35%		35%	37%		39%

Service revenues	$17,514	15%	$15,265	$52,790	22%	$43,348
Percentage of total revenues	29%		29%	32%		30%

Total revenues	$60,348	13%	$53,230	$166,692	16%	$143,765
Software license revenues increased 12% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, and increased 18% for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. Using constant currency rates, software license revenues increased approximately 12% for the three months ended June 30, 2006 and 19% for the nine months ended June 30, 2006. The increases in software license revenues for both the three and nine months ended June 30, 2006 compared to the three and nine months ended June 30, 2005 was attributable to the successful penetration of our MXES suite of products, especially those targeted at certain vertical industries, and the ITSM market. The average selling price also increased, as there were two software licenses sold in excess of $1.0 million (one approximately $7.1 million and one approximately $3.5 million) in the three months ended June 30, 2006 compared to four in excess of $1.0 million (totaling approximately $8.3 million) in the three months ended June 30, 2005. There were seven software licenses sold in excess of $1.0 million (totaling approximately $18.6 million and $12.0 million, respectively) in both the nine months ended June 30, 2006 and June 30, 2005, respectively.
Support revenues increased 14% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased 10% for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. Using constant currency rates, support revenues increased approximately 14% for the three months ended June 30, 2006 and 12% for the nine months ended June 30, 2006. Support revenues have increased as a result of a cumulative increase in the number of Maximo licenses and a strong renewal rate (90%) for support contracts.
Service revenues increased 15% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, and increased 22% for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. Using constant currency rates, service revenues increased approximately 14% for the three months ended June 30, 2006 and 24% for the nine months ended June 30, 2006. The increase in service revenues for both the three and nine months ended June 30, 2006 was primarily attributable to an increase in demand for our implementation services. Also contributing to this increase was recognition of services revenues on fixed price services arrangements.

COST OF REVENUES

	Three		Three	Nine		Nine
	Months		Months	Months		Months
	Ended	Change	Ended	Ended	Change	Ended
(in thousands)	06/30/06%		06/30/05	06/30/06%		06/30/05

Cost of software licenses revenues	$1,352	(48)%	$2,608	$4,652	(9)%	$5,087
Percentage of software license revenues	6%		14%	9%		12%

Cost of support revenues	$3,348	9%	$3,084	$9,839	10%	$8,929
Percentage of support revenues	16%		16%	16%		16%

Cost of services revenues	$14,635	10%	$13,357	$41,691	6%	$39,447
Percentage of services revenues	84%		88%	79%		91%

Total cost of revenues	$19,335	2%	$19,049	$56,182	5%	$53,463
Percentage of total revenues	32%		36%	34%		37%
Cost of software license revenues consists of software purchased for resale, royalties paid to vendors of third-party software, the cost of software product packaging and media, certain employee costs related to software duplication, packaging and shipping and amortization of acquired technology. The decreases in the cost of software license revenues for both the three and nine months ended June 30, 2006 compared to both the three and nine months ended June 30, 2005 was primarily due to a decrease in purchases of third-party software for resale and amortization of acquired technology. Partially offsetting these decreases in the nine months ended June 30, 2006 was an increase in royalties paid to third-party software vendors. The decrease in amortization of acquired technology was due to certain acquired technology/assets achieving full amortization. Amortization of acquired technology was $354 thousand and $519 thousand for the three months ended June 30, 2006 and 2005, respectively, and $1.1 million and $1.6 million for the nine months ended June 30, 2006 and 2005, respectively.
Cost of support consists primarily of personnel costs for employees and the related costs of benefits and facilities. Cost of support revenues increased 9% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased 10% for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. The increases for both the three and nine months ended June 30, 2006 compared to both the three and nine months ended June 30, 2005 was primarily attributable to an increase in renewals of third-party support contracts and a general increase in salaries and related benefits. Also contributing to the increase for the nine months ended June 30, 2006 is an increase in travel and entertainment expenses related to a worldwide support meeting held in October 2005. Partially offsetting these increases was a decrease in indirect allocated expenses. Cost of support revenues, as a percentage of total support revenues, was 16% for both the three and nine months ended June 30, 2006 and 2005, respectively.
Cost of service revenues consists primarily of personnel costs for employees and the related costs of benefits and facilities and costs for utilization of third-party consultants. Cost of service revenues increased 10% for the three months ended June 30, 2006 compared to the nine months ended June 30, 2005 and increased 6% for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. Cost of service revenues, as a percentage of total service revenues was 84% and 88% for the three months ended June 30, 2006 and 2005, respectively, and 79% and 91% for the nine months ended June 30, 2006 and 2005, respectively. The increases in the cost of services revenues for both the three and nine months ended June 30, 2006 compared to both the three and nine months ended June 30, 2005 was attributable to an increase in salaries and related benefits, an increase in the utilization of third-party consultants implementing our products, and an increase in reimbursable expenses. Partially offsetting the increases for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was a decrease in service incentives. Partially offsetting the increases in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005 was a decrease in travel and entertainment expenses as a result of a worldwide professional services meeting held in fiscal year 2005 that was not held in fiscal year 2006. The decrease in service incentives is due to a change in the incentive policy. The decrease in the cost of service revenues, as a percentage of total service revenues, was due to higher utilization of staff in proportion to utilization of third-party consultants and the recognition of milestone related services revenues on fixed priced services arrangements in which the corresponding expenses were recorded in previous periods.
OPERATING EXPENSES

	Three		Three	Nine		Nine
	Months		Months	Months		Months
	Ended	Change	Ended	Ended	Change	Ended
(in thousands)	06/30/06%		06/30/05	06/30/06%		06/30/05

Sales and marketing	$16,637	5%	$15,861	$45,969	3%	$44,443
Percentage of total revenues	28%		30%	28%		31%

Product development	$8,089	(1)%	$8,183	$23,331	6%	$21,921
Percentage of total revenues	13%		15%	14%		15%

General and administrative	$5,556	24%	$4,486	$15,167	11%	$13,606
Percentage of total revenues	9%		8%	9%		9%
Sales and marketing expenses increased 5% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and 3% for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. The increase for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily attributable to a general increase in salaries and related benefits and an increase in travel and entertainment expenses and sales commissions. Partially offsetting these increases was a decrease in advertising and consulting expenses. The increase for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 was primarily attributable to a general increase in salaries and related benefits and an increase in travel and entertainment expenses related to a worldwide sales meeting. Partially offsetting these increases was a decrease in adverting and consulting expenses and sales commissions. Although overall revenues increased over the prior period, sales commissions were less than the prior period due to a change in the commission policy. The decrease in the sales and marketing expenses, as a percentage of revenues was primarily due to the change in the sales commission policy.
Product development expenses decreased 1% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased 6% for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. The decrease for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was attributable to a decrease in expenditures for translation of our products. Partially offsetting this decrease for the three months ended June 30, 2005 was an increase in salaries and related benefits due to an increase in headcount. The increase for the nine months ended June 30, 2006 compared to the nine month ended June 30, 2005 was primarily attributable to an increase in salaries and related benefits due to an increase in headcount, offset by a decrease in expenditures for translation of our products.
General and administrative expenses increased 24% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and 11% for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. The increases for both the three and nine months ended June 30, 2006 compared to both the three and nine months ended June 30, 2005 are primarily due to a general increase in salaries, incentive pay for executives and related benefits. General and administrative costs have also increased due to the costs of internal controls in order to maintain compliance with the Sarbanes Oxley Act of 2002. This includes external consultants and increased audit fees. General and administrative expenses, as a percentage of total revenues, was 9% and 8% for the three months ended June 30, 2006 and 2005, respectively, and 9% for both the nine months ended June 30, 2006 and 2005, respectively.

NON-OPERATING EXPENSES

	Three		Three	Nine		Nine
	Months		Months	Months		Months
	Ended	Change	Ended	Ended	Change	Ended
(in thousands)	06/30/06%		06/30/05	06/30/06%		06/30/05

Interest income, net	$1,468	112%	$693	$3,861	113%	$1,811
Other (expense)/ income, net	$(48)	(786)%	$7	$16	(79)%	$78
Interest income is attributable to interest earned on marketable securities and cash and cash equivalents. We invest a large portion of our cash in marketable securities such as United States treasury and treasury-backed instruments and highly rated corporate bonds. We were able to earn more income for the three and nine months ended June 30, 2006 as compared to the three and nine months ended June 30, 2005 because we invested more cash in higher yielding securities, mostly higher yielding U.S. bonds.
Other (expense)/income, net includes foreign currency transaction gains and losses. We reported net currency transaction losses of $123 thousand for the three months ended June 30, 2006 compared to net currency transaction losses of $71 thousand for the three months ended June 30, 2005 and net currency transaction losses of $181 thousand for the nine months ended June 30, 2006 compared to net currency transaction gains of $67 thousand for the nine months ended June 30, 2005. We did not enter into any foreign exchange contracts during the three and nine months ended June 30, 2006 or 2005, respectively. Transaction gains and losses are primarily attributable to settlement of foreign intercompany account balances.
INCOME TAXES
Our effective tax rate was 39% and 36% for the three months ended June 30, 2006 and 2005, respectively, and 38% and 36% for the nine months ended June 30, 2006 and 2005, respectively. The tax provision was calculated on income generated in domestic and foreign tax jurisdictions and on changes in our net deferred tax assets and liabilities. The increase in the effective tax rate for the three and nine months ended June 30, 2006 was primarily attributable to a higher forecast mix of domestic versus international income and the expiration of the research and development credit.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2006, we had cash and cash equivalents of $120.8 million and marketable securities of $40.2 million. Our working capital was $144.1 million.
Cash provided by operations was $19.3 million for the nine months ended June 30, 2006 and was primarily attributable to income generated from operations.
Cash used in investing activities was $29.2 million for the nine months ended June 30, 2006 and was used for the purchase of marketable securities and capital assets.
Cash provided by financing activities was $9.2 million for the nine months ended June 30, 2006 and represents proceeds from our employee stock option and stock purchase plans. The Company also acquired 11,699 thousand shares of common stock from certain executives in satisfaction of tax withholding requirements. These shares are being held as treasury shares.
As of June 30, 2006, our principal commitments consist primarily of office space and equipment operating leases for our U.S. and European headquarters. Our corporate headquarters are under a lease through December 31, 2009. We lease our other facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through June 30, 2019. We pay all insurance, utilities, and pro rated portions of any increase in certain operating expenses and real estate taxes. We have also entered into sub-lease agreements for our UK facility through May 2010.
We may use a portion of our cash to acquire additional businesses, products or technologies complementary to our business. We also plan to make investments over the next year in our products and technology.
We expect that our cash flow from operations, together with our current cash and marketable securities, will be sufficient to meet our working capital and capital expenditure requirements through at least June 30, 2007. Our liquidity and working capital requirements, including the current portions of any long-term commitments, are satisfied through cash flow from operations, leaving our cash reserves available for acquisitions, other investments and unanticipated expenditures. We have no long-term debt obligations. The factors that might impact our cash flows include those that might impact our business and operations generally, as described under the heading “Risk Factors”.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a more likely than not recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation is effective beginning in our first quarter of fiscal 2008. The Company is currently analyzing the requirements of this Interpretation and has not determined its impact on its consolidated financial statements.
The FASB has issued FASB Staff Position (“FSP”) FIN No. 45-3, Application of FASB Interpretation No. 45 to Minimum Guarantees Granted to a Business or Its Owners. The guidance in the FSP amends FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other’s. FSP FIN 45-3 states that a guarantor should apply the recognition, measurement and disclosure provisions of FIN 45 to a guarantee granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time will be at least a specified minimum amount (minimum revenue guarantee).
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
The FASB has issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Certain entities do not have, and may not be able to recreate, information about net excess tax benefits required for implementation of FAS 123(R). This FSP provides a one-time election to adopt a practical transition method that may be used when adopting FAS 123(R).
The guidance in this FSP was effective on November 10, 2005. An entity that adopts FAS 123(R) using either modified retrospective or modified prospective application may make a one-time election to adopt the transition method described in FSP FAS 123(R)-3. An entity may take up to one year from the later of its initial adoption of FAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is in the process of evaluating its transition alternatives. Until and unless the Company elects the transition method described in the FSP, the transition method provided in FAS 123(R) is being followed.

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
The markets for strategic asset management software such as Maximo EAM, Maximo ITAM and Maximo Enterprise Suite (MXES) are fragmented by geography, by market and industry segments, by hardware platform and by industry orientation, and are characterized by a large number of competitors including both independent software vendors and certain ERP vendors. Independent software vendors include DataStream Systems, Inc. (which has been acquired by Infor) and Indus International, Inc. We also compete with integrated ERP systems, which include maintenance modules offered by several large vendors, such as SAP and Oracle. In the ITSM market, we compete with companies such as Peregrine Systems (which has been acquired by Hewlett-Packard Company), Computer Associates and BMC Software. MXES will compete with all of these companies, and in the Help Desk and Service Desk markets, MXES competes with BMC Software (which acquired the Remedy help desk product) and Hewlett-Packard. Maximo also encounters competition from vendors of low cost maintenance management systems designed initially for use by a single user or limited number of users as vendors of these products upgrade their functionality and performance to enter the enterprise market.
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
We have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with the Company. The FASB issued changes to U.S. GAAP that requires companies to record a charge to earnings for new and unvested employee stock option grants for the first annual fiscal period beginning after July 1, 2005. This regulation has had a negative impact on our earnings. In addition, regulations of the Nasdaq Global Market that require shareholder approval for all stock option plans, and regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
Other Risks
The foregoing is not a complete description of all risks relevant to our future performance, and the foregoing should be read and understood together with and in the context of similar discussions which may be contained in the documents that we file with the Securities and Exchange Commission (“SEC”) in the future. We undertake no obligation to release publicly any revision to the foregoing or any update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is the effect of fluctuations in interest rates earned on our marketable securities and exposures to foreign currency exchange rate fluctuations.
At June 30, 2006, we held $40.2 million in marketable securities consisting of taxable securities. Interest rate movements affect the interest income we earn. We place our investments with high quality issuers and limits risk by purchasing only investment-grade securities. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity.
We develop our products in the United States and market them in North America, Europe, Middle East and Africa, Australia, Asia Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of June 30, 2006, we did not engage in foreign currency hedging activities.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
Information regarding risk factors appears in Part I, Item 2 “MD&A – Risk Factors” of this Quarterly Report on Form 10-Q. In addition, risk factors are included in Part I of our 2005 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2005 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

MRO SOFTWARE, INC.
Dated: August 9, 2006	By:	/s/ Peter J. Rice
Peter J. Rice
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT LIST

		Filed with this		Incorporated by Reference
Exhibit No.	Description	Form 10-Q	Form	Filing Date	Exhibit No.

2.3	The Agreement and Plan of Merger among the Company, Kennesaw Acquisition Corporation and International Business Machines Corporation dated August 3, 2006		8-K	August 4, 2006	2.3

3.1	Amended and Restated Articles of Organization		S-1	April 21, 1994	3.3

3.2	Amendment to Articles of Organization		10-Q	February 14, 2000	3.4

3.3	Amendment to Articles of Organization		8-K	March 9, 2001	3.4

3.4	Certificate of Vote of Directors Establishing Series A Junior Participating Preferred Stock		8-K	February 3, 1998	4	(b)

3.5	By-laws		10-Q	February 14, 2001	3.5

3.6	Amendment to By-laws		10-Q	May 15, 2001	3.3

4.1	Specimen stock certificate for common stock		S-1	April 21, 1994	4.1

4.2	Form of rights certificate		8-K	February 3, 1998	4	(c)

10.1*	Form of Option Amendment for executive officers		8-K	October 6, 2005	10.1

10.2*	Executive Bonus Plan Fiscal Year Ended September 30, 2006		10-Q	February 9, 2006	10.2

10.3*	Amended Stock Restriction Agreement		10-Q	February 9, 2006	10.3

10.4*	Amendment No. 1 to the Rights Agreement dated January 27, 1998 between the Company and BankBoston N.A.		8-K	August 4, 2006	10.4

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.